Form 10-Q
period 1995-10-31
IMPERIAL PETROLEUM INC
filed 1996-01-12
CIK 355356

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

---      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 X       SECURITIES EXCHANGE ACT OF 1934
---
      For the quarterly period ended October 31,1995

                                       OR

---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
---
      For the transition period from __________ to __________.


Commission file number: 0-9923
                        ------


                           Imperial Petroleum, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Nevada                               95-3386019
-------------------------------       ------------------------------
(State or other jurisdiction of              (I.R.S. Employer
Incorporation or organization)              Identification No.)



   100 Second Street, N.W.  Suite 312,  Evansville, Indiana    47708
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 812-424-7948
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
        (Former name or former address, if changed since last report.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X         No
                                         -----          -----

  As of October 31, 1995, there were 23,326,841 shares of the Registrant's single class of common stock issued and outstanding.


                   Page 1 of 19 consecutively numbered pages

                           IMPERIAL PETROLEUM, INC.
                  Index to Form 10Q for the Quarterly Period
                            Ended October 31, 1995


 PART I - FINANCIAL INFORMATION



  Item 1.   Financial Statements.                                    Page
            ---------------------                                    -----


     Consolidated Balance Sheets as of July 31, 1995                   4
     and October 31, 1995

     Consolidated Statements of Operations for the                     6
     three months ended October 31, 1995 and 1994

     Consolidated Statements of Cash Flows for the                     7
     three months ended October 31, 1995 and 1994

     Consolidated Statements of Stockholders' Equity                   8
     for the three months ended October 31, 1995 and the year ended July 31, 1995

     Notes to Consolidated Financial Statements                        9

  Item 2.   Management's Discussion and Analysis of                   11
            Financial Condition and Results of Operations.
            ----------------------------------------------


 PART II - OTHER INFORMATION                                          17

    The information called for by Item 1.  Legal Proceedings,
    Item 2.  Changes in Securities, Item 3.  Default Upon Senior
    Securities, Item 4.  Submission of Matters to a Vote of
    Security Holders, Item 5.  Other Information and
    Item 6. Exhibits and Reports on Form 8-K have been omitted as either inapplicable or because the answer thereto is negative.

 SIGNATURES                                                           19

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            IMPERIAL PETROLEUM, INC.
                           Consolidated Balance Sheets
                                Unaudited

                                                 October 31, 1995  July 31, 1995
                                                 ================  =============
ASSETS

Current Assets:
   Cash                                             $    2,799       $    3,279
   Refundable Income Taxes                                   -                -
   Accounts Receivable - Trade                          11,744           11,744
   Accounts Receivable - Other                               -                -
   Accounts Receivable - Related Party                  35,000                -
   Other Current Assets                                    432              432
                                                    ----------       ----------

      Total Current Assets                              49,975           15,455
                                                    ----------       ----------

Plant, Property & Equipment:
   Oil & Gas Equipment                                       -                -
   Producing Leasehold Costs                           433,441          433,441
   Intangible Development Costs                              -                -
   Other Equipment                                      10,679           10,679
                                                    ----------       ----------
                                                       444,120          444,120
   Less Accumulated Depreciation,                      289,692          278,103
                                                    ----------       ----------
        Amortization & Depletion

      Net Oil & Gas Properties                         154,428          166,017
                                                    ----------       ----------

Mining properties under development:
   Mining Claims, Options & Development Costs        2,481,250        3,347,918
   Mining & Milling Equipment                          855,614        1,298,689
                                                    ----------       ----------

      Net Mining Properties                          3,336,864        4,646,607
                                                    ----------       ----------

   Net Plant, Property & Equipment                   3,491,292        4,812,624
                                                    ----------       ----------

Other Assets:

   Deferred Organization Costs                          24,688           24,688
   Investments - Other                                       -                -
   Investment in Securities                             35,000           35,000
   Deposits and Other Assets                                75               75
                                                    ----------       ----------

      Total Other Assets                                59,763           59,763
                                                    ----------       ----------

TOTAL ASSETS                                        $3,601,030       $4,887,842
                                                    ==========       ==========

The accompanying notes are an integral part of these financial statements.

                           IMPERIAL PETROLEUM, INC.
                          Consolidated Balance Sheets
                                   Unaudited

                                             October 31,1995    July 31, 1995
                                             ===============    =============
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable - Trade                    $   57,370        $   67,370
   Accounts Payable - Related Party                10,951            10,951
   Accounts Payable - Other                        16,918            16,918
   Accrued Expenses                               201,535           174,435
   Income Taxes Payable                                 -                 -
   Notes Payable                                1,152,410         2,302,473
   Notes Payable - Related Party                  821,938           853,660
   Long-Term Debt - Current Portion                     -                 -
                                               ----------        ----------

      Total Current Liabilities                 2,261,122         3,425,807
                                               ----------        ----------

Noncurrent Liabilities:
   Deferred Income Taxes                                -                 -
   Long-Term Debt - Less Current Portion                -                 -
   Notes Payable - Less Current Portion                 -                 -
                                               ----------        ----------


      Total Noncurrent Liabilities                      -                 -
                                               ----------        ----------

Stockholders' Equity:
   Common Stock                                    24,027            24,027
   Additional Paid-In Capital                   2,366,171         2,366,171
   Treasury Stock                                -120,313                 -
   Retained Earnings                             -929,977          -928,163
                                               ----------        ----------

         Total Stockholders' Equity             1,339,908         1,462,035
                                               ----------        ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $3,601,030        $4,887,842
                                               ==========        ==========


The accompanying notes are an integral part of these financial statements.

                           IMPERIAL PETROLEUM, INC.
                     Consolidated Statements of Operations
                 Three Months Ended October 31, 1995 and 1994
                                   Unaudited

                                             Three             Three
                                          Months Ended      Months Ended
                                        October 31, 1995  October 31, 1994
                                        ================  ================
Operating Income:
 Crude oil & natural gas sales             $    18,268       $    25,169
 Crude oil & natural marketing fees                765               900
 Mining income                                       0                 0
 Other Income                                   96,289                 0
                                           -----------       -----------

  Total operating income                       115,322            26,069
                                           -----------       -----------

Operating Expenses:
 Oil & gas production costs                      9,830            11,728
 Mining lease operating expense                  2,800                 0
 Gross production taxes                          1,347             1,790
 General & administrative expenses              42,421            67,270
 Depreciation & depletion                       11,589            11,589
 Interest expense                               49,149            37,331
                                           -----------       -----------

  Total operating expenses                     117,136           129,708
                                           -----------       -----------

Income (loss) from operations                   -1,814           103,639

Other income:
 Other income (expense)                              0                 0
 Interest income                                     0                 0
 Gain or loss on sale of assets                      0                 0
 Gain or loss on asset write down                    0          -214,670
                                           -----------       -----------

Net income before income taxes                  -1,814          -318,309
                                           -----------       -----------

Provision (credit) for income taxes:
 Current                                             0                 0
 Deferred                                            0                 0
                                           -----------       -----------

  Total provision for income taxes                   0                 0
                                           -----------       -----------

Net income or (loss)                       $    -1,814       $  -318,309
                                           ===========       ===========
Net income or (loss) per share                  $0.000           $-0.013
                                           ===========       ===========
Weighted average shares outstanding         23,326,841        24,026,841
                                           ===========       ===========

The accompanying notes are an integral part of these financial statements.

                           IMPERIAL PETROLEUM, INC.
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                                             Three            Three
                                                                          Months Ended      Months Ended
                                                                         October 31,1995  October 31, 1994
                                                                         ===============  ================
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Historical Net Income (Loss)                                              $    -1,814       $  -318,309
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Depreciation, Depletion & Amortization                                        11,589            11,589
 Deferred organization costs                                                        0                 0
 Refundable income tax                                                              0                 0
 Gain on exchange of investment for mining properties                               0                 0
 Expenses paid by issuance of stock                                                 0                 0
 Accounts Receivable - Trade                                                        0            -5,460
 Accounts Receivable - Other                                                        0                43
 Accounts Receivable - Related Party                                          -35,000                 0
 Notes Receivable                                                                   0                 0
 Prepaid Expenses                                                                   0             1,216
 Accounts Payable - Trade                                                     -10,000            -4,997
 Accounts Payable - Related Party                                                   0           -28,474
 Accounts Payable - Other                                                           0           -25,624
 Accrued Liabilities                                                           27,100           -29,351
 Accrued Interest Payable                                                           0                 0
 Income Taxes Payable                                                               0           -19,500
 Deferred Income Taxes                                                              0                 0
                                                                          -----------       -----------
  Net cash provided (used) by operating activities                             -8,125          -303,217

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
 Mining options, claims and equipment                                       1,309,743        -1,471,842
 Purchase of oil and gas properties and equipment                                   0                 0
 Basis of oil and gas assets sold or retired                                        0               800
 Cash received with purchase of Premier                                             0                 0
 Accounts receivable from sale of property                                          0                 0
 Investment in restricted stock through acquisition                                 0           241,670
  Treasury Stock                                                             -120,313                 0
                                                                          -----------       -----------
  Net cash provided (used) for investing activities                         1,189,430        -1,256,312

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
 Notes Payable                                                             -1,150,063           845,156
 Notes Payable - Related Party                                                -31,722           164,800
 Long term debt                                                                     0           292,737
 Dividend Distributions                                                             0                 0
 Deferred stock offering costs                                                      0           -17,187
 Issuance of stock                                                                  0           274,999
                                                                          -----------       -----------
  Net cash provided (used) from financing activities                       -1,181,785         1,560,505

Net increase (decrease) in cash and cash equivalents                             -480               916
Cash and cash equivalents at beginning of period                                3,279             4,670
Cash and cash equivalents at end of period                                $     2,799       $     5,586
                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
Cash paid during the period for:
 Interest                                                                 $         0       $    14,461
 Income Taxes                                                                       0            19,500
                                                                          -----------       -----------
                                                                          $         0       $    33,961
                                                                          ===========       ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
------------------------------------------------------------------
Stock issued in reverse acquisition of Imperial                           $         0       $         0
Stock issued in acquisition of Premier                                              0                 0
Stock issued for mining equipment and mining claim options                          0           257,812
Stock issued for deferred stock offering costs                                      0            17,187
Write down of investment stock                                                      0           214,670
Assumption of note payable for mining property                                      0           742,793
                                                                          -----------       -----------
  Total                                                                   $         0       $ 1,232,462
                                                                          ===========       ===========
DISCLOSURE OF ACCOUNTING POLICY:
--------------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a
maturity of three months or less to be cash equivalents.


The accompanying notes are an integral part of these financial statements.

                           IMPERIAL PETROLEUM, INC.
                Consolidated Statements of Stockholders' Equity
                   For the Year Ended July 31, 1995 and the
                      Three Months Ended October 31, 1995
                                   Unaudited

                                                       Common Stock
                                                       ------------            Additional
                                                                    Par         Paid-In         Retained         Treasury
                                                     Shares        Value        Capital         Earnings           Stock
                                                     ------        -----        -------         --------           -----
Balances @ July 31, 1994                            22,426,841   $    22,427   $ 2,092,771      $ -225,268                -

Stock issued for mining claims                       1,500,000         1,500       256,312               -                -

Stock issued for offering costs                        100,000           100        17,087               -                -

Net Income (Loss) for the Period                             -             -             -        -318,309                -
                                                    ----------   -----------   -----------      ----------        ----------

Balances @ October 31, 1994                         24,026,841        24,027     2,366,170        -543,577                -

Net Income (Loss) for the Period                             -             -             -        -384,586                -
                                                   -----------   -----------    ----------      ----------        ---------

Balances @ July 31, 1995                            24,026,841        24,027     2,366,170        -928,163                -

Stock retired to Treasury                                    -             -             -               -         -120,313
                                                                                                                  ---------

Net Income (Loss) for the Period                             -             -             -          -1,814                -
                                                    ----------   -----------    ----------      ----------        ---------

Balances @ October 31, 1995                         24,026,841   $   24,027    $ 2,366,170      $  927,977         -120,313
                                                    ==========   ==========    ===========      ==========        =========

Less Treasury Shares                                   700,000

Total Outstanding                                   23,326,841


The accompanying notes are an integral part of these financial statements.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                            IMPERIAL PETROLEUM, INC.
                  Notes to Consolidated Financial Statements
                                   Unaudited
                               October 31, 1995


(1) SUMMARY OF ACQUISITION TRANSACTIONS

    Ridgepointe Mining Company Acquisition
    --------------------------------------
    On August 27, 1993 Ridgepointe Mining Company ("Ridgepointe") purchased Imperial Petroleum, Inc. ("Imperial") pursuant to an agreement to exchange stock and transfer control of Imperial to Ridgepointe. All previous operations of Imperial were transferred from Imperial and Ridgepointe became a wholly owned subsidiary of Imperial. The transaction was accounted for as a reverse purchase acquisition whereby the financial statements of Ridgepointe ("the Company") became those of the registrant. The consolidated financial statements of the Company for periods prior to August 27, 1993 are those of Ridgepointe and not the previously reported consolidated financial statements of Imperial.

    Premier Operating Company Acquisition
    -------------------------------------
    On October 4, 1993 Imperial Petroleum, Inc. ("the Company") purchased Premier Operating Company ("Premier") pursuant to an agreement to exchange stock. Premier became a wholly owned subsidiary of the Company. The transaction was accounted for as a purchase acquisition.

    Sale of Oil and Gas Assets
    --------------------------
    In January 1994, I.B. Energy, Inc. sold substantially all of its oil and gas assets to Diverse Investments for $404,218 in cash. The proceeds from the sale were used to retire all of I.B. Energy Inc.'s bank debt of $276,234 and the balance used for working capital for the parent company's mining operations.

    Acquisition of UFO Limited Partnership Mining Claims
    ----------------------------------------------------
    On January 31, 1994 Ridgepointe Mining Company completed the acquisition of certain mining claims covering its Lone Star copper mine in Yavapai County, Arizona. As a condition to the closing, UFO Limited Partnership was issued 1,000,000 shares of restricted common stock of Imperial Petroleum, Inc., Ridgepointe's parent company and Ridgepointe signed a note payable to UFO Limited Partnership (which has subsequently been extended by the parties until March 31, 1996) for $1,000,000 in cash. The note is secured by the mining claims.

    Acquisition of Gold Nugget Mine and Mining Claims
    -------------------------------------------------
    On August 31, 1994 Ridgepointe Mining Company completed the acquisition of certain mining claims and equipment covering its Gold Nugget mine in La Paz County, Arizona. As a condition to the closing, Kenneth R. Shepherd and Bob
    G. Bolles were issued 1,385,000 and 115,000, respectively, shares of restricted common stock of Imperial Petroleum, Inc., Ridgepointe's parent company, and Ridgepointe signed a note payable to the owners totally $750,000 with a six month maturity. The note is secured by a first mortgage interest in the mining claims and a second mortgage interest in certain mining and processing equipment. Ridgepointe also assumed the existing obligations of Shepherd to Darr Equipment Company for the equipment subject to the mortgage interest totaling $441,500. A 5.5% gross in-kind royalty interest in the operation of the Gold Nugget Mine was granted to Shepherd, Bolles and David L. Simmons.

    In August 1995, the Company entered into an agreement to rescind the original August 1994 agreement. The Company received 700,000 shares of the 1,500,000 shares originally issued, obtained releases from the $750,000 promissory note and the $441,500 equipment note. In return the Company assigned its interest in the mining claims and equipment back to the original seller.

(2) ACCOUNTING POLICIES
    -------------------

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring items) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Ridgepointe Mining Company financial statements and notes thereto as of July 31, 1995 which are included in the Company's Form 8-K disclosure statement for the reverse acquisition by Ridgepointe of Imperial and included herein by this reference.

(3) NOTE PAYABLE
    ------------

    Subsequent to the acquisition of Premier Operating Company, Premier executed a promissory note and mortgage with a bank dated October 18, 1993 in the amount of $216,000. As of October 31, 1995 $159,565 has been advanced on the note. Accrued interest is due and payable monthly at the bank's prime rate which was 10.75% on October 31, 1995. Commencing June 1, 1994 a monthly principal payment of $4,500 plus interest was due. All unpaid principal and interest is due upon maturity at October 31, 1995. The note is secured by a mortgage on certain major oil and gas properties owned by Premier.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         -------------------------------------------------

GENERAL
-------

    Pursuant to an Agreement to Exchange Stock and Plan of Reorganization dated August 27, 1993 (the "Stock Exchange Agreement"), as amended by that certain First Amendment to Agreement to Exchange Stock and Plan of Reorganization dated August 27, 1993 (the "First Amendment"), between Imperial Petroleum, Inc. (the"Issuer"), Glauber Management Company, a Texas corporation ("Glauber Management"), Glauber Valve Co., Inc. a Nebraska corporation ("Glauber Valve"), Jeffrey T. Wilson ("Wilson"), James G. Borem ("Borem"), and those persons listed on Exhibit A attached to the Stock Exchange Agreement and First Amendment (the "Ridgepointe Stockholders"), the Ridgepointe Stockholders agreed to exchange ("the Ridgepointe Exchange Transaction") a total of 12,560,730 shares of common stock of Ridgepointe Mining Company, a Delaware corporation, ("Ridgepointe") representing 100% of the issued and outstanding shares of the common stock of Ridgepointe, for an aggregate of 12,560,730 shares of newly issued shares of the Issuer's common stock representing 59.59% of the Issuer's resulting issued and outstanding common stock. Under the terms of the Stock Exchange Agreement, (i) Wilson exchanged 5,200,000 shares of Ridgepointe common stock for 5,200,000 shares of the Issuer's common stock representing 24.67% of the Issuer's issued and outstanding common stock, (ii) Borem exchanged 1,500,000 shares of Ridgepointe common stock for 1,500,000 shares of the Issuer's common stock representing 7.12% of the Issuer's issued and outstanding common stock, and
(iii) the remaining Ridgepointe Stockholders in the aggregate exchanged 5,860,730 shares of Ridgepointe common stock for 5,860,730 shares of the Issuer's issued and outstanding common stock, representing, in the aggregate, 27.81% of the Issuer's issued and outstanding common stock. As a condition to closing the Ridgepointe Exchange Transaction, the Issuer received and canceled 7,232,500 shares of the Issuer's common stock held by Glauber Management.

    The Ridgepointe Exchange Transaction was closed on August 27, 1993. As a result, Ridgepointe is now a wholly owned subsidiary of the Issuer. Ridgepointe is engaged in the development of a copper ore mining operation in Yavapai County, Arizona and, through its wholly owned subsidiary, I.B. Energy, Inc., an Oklahoma corporation, in the exploration for and production of oil and gas in the Mid-Continent and Gulf Coast Regions of the United States.

    As a condition to closing the Ridgepointe Exchange Transaction, the Company received and canceled 7,232,500 shares of the Company's common stock from the Company's former partner, Glauber Management, and 100,000 shares of the common stock of Tech-Electro Technologies, Inc. from an affiliate of Glauber Management and Glauber Valve. In addition, pursuant to the terms of the First Amendment, Glauber Management or Glauber Valve, or their affiliates, were to transfer to the Company 75,000 shares of common stock of Wexford Technology, Inc. (formerly Chelsea Street Financial Holding Corp.) no later than October 31, 1993. As of the date of this Quarterly Report on Form 10-Q, neither Glauber Management nor Glauber Valve had met its obligation in this regard.

    In connection with the closing of the Ridgepointe Exchange Transaction, each member of the Board of Directors of the Company resigned and Wilson, Borem and Dewitt C. Shreve ("Shreve") were elected Directors of the Company. In addition, each officer of the Company resigned and the Company's new Board of Directors elected Wilson as Chairman of the Board, President and Chief Executive Officer, Borem as Vice President and Cynthia A. Helms as Secretary of the Company. Ms. Helms subsequently resigned and Kathryn H. Shepherd was elected Secretary. The Board of Directors further authorized the move of the Company's principal executive offices from Dallas, Texas to its current offices in Evansville, Indiana.

    Pursuant to a Stock Exchange Agreement dated October 4, 1993 (the "Premier Stock Exchange Agreement") between the Company and the holders of the issued and outstanding common stock of Premier Operating Company, a Texas corporation ("Premier") (such persons are sometimes referred to herein as the "Premier Stockholder"), the Premier Stockholders agreed to exchange (the "Premier Exchange Transaction") an aggregate of 749,000 shares of the common stock of Premier, consisting of 252,000 shares of Class A voting common stock and 497,000 shares of non-voting Class B common stock, representing 100% of the issued and outstanding common stock of Premier, for a total of 749,000 shares of newly issued shares of the Company's common stock representing 3.62% of the Company's resulting issued and outstanding common stock. The one-for-one ratio of the number of shares of the Company's common stock exchanged for each share of Premier common stock was determined through arms length negotiations between the Company and the Premier Stockholders.

    The Premier Exchange Transaction was closed on October 4, 1993. As a result, Premier is now a wholly owned subsidiary of the Company. Premier is an oil and gas company whose principal assets consist of oil and gas properties located in the Mid-Continent and Gulf Coast regions of the United States.

    In connection with the closing of the Premier Exchange Transaction, each member of the Board of Directors of Premier resigned and Wilson and Borem were elected Directors of Premier. In addition, each officer of Premier resigned and Premier's new Board of Directors elected Wilson as Chairman of the Board, President and Chief Executive Officer, Borem as Vice President and Kathryn H. Shepherd as Secretary of the Company.

    On August 31, 1994 the Company completed the acquisition of the Gold Nugget Mine, Mining Claims and associated equipment. In connection with that transaction, the Company issued a total of 1,500,000 shares of restricted common stock to two individuals, issued a note payable of $750,000 to the owners and assumed obligations totaling $441,500 associated with equipment leases. During the period from September 1994 through April 1995 the Company constructed additional processing equipment and completed a water well on the property to initiate placer mining operations. After initiating operations in several areas of the property, the Company determined that the quantity of gold varied too greatly to establish permanent facilities commensurate with its long range corporated objections. As a result the Company unwound the acquisition during August 1995.

     In February 1995 the Company began participating in a program with

Financial Surety International, LTD. ("FSI") and Merrion Reinsurance Corp. ("Merrion") of London, England to provide a financial instrument to be utilized for collateral enhancement in certain financial transactions. The basis for the collateral enhancement is the Company's in-ground gold reserves and a promissory note for delivery of specified volumes of refined gold at the end of five years subject to payment of the then current price of gold. The note is insured against default by Merrion and is subject to annual renewal during the term by the payment of transaction fees in advance on an annual basis. During the quarter ending October 31, 1995 the Company received approximately $96,000 in non-refundable fees as a result of its participation.

RESULTS OF OPERATIONS
---------------------

    The following is a discussion of the results of operations of the Company for the three months ended October 31, 1995. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

    The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil, natural gas, copper and gold,
(ii) the level of total sales volumes, (iii) the level of lease operating expenses, and (iv) the level of and interest rates on borrowings. Total sales volumes for oil and natural gas are significantly impacted by the degree of success the Company experiences in its efforts to maintain or increase production from its existing oil and gas properties through its development activities. The sales volumes from the Company's copper and gold mining operations are as yet insignificant, however, future results of operations are expected to be significantly affected by these factors.

    Average sales prices received by the Company for oil and gas have historically fluctuated significantly from period to period. Fluctuations in oil prices during these periods reflect market uncertainty as well as concerns related to the global supply and demand for crude oil. Average gas prices received by the Company fluctuate generally with changes in the spot market price for gas. Spot market gas prices have generally declined in recent years because of lower worldwide energy prices as well as excess deliverability of natural gas in the United States. Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow and could significantly impact the Company's borrowing capacity. Management presently believes that the level of crude prices worldwide are too low to be sustained for any extended period and that prices will rebound to previous levels. Commodity prices for copper and gold continue to fluctuate, although current spot prices for both remain at or near 12 month high levels. Until sustained sales are achieved in each commodity, price fluctuations will remain immaterial.

    Quarter ended October 31, 1995 compared to Quarter ended October 31, 1994.
    --------------------------------------------------------------------------
Revenues for the three months ending October 31, 1995 were $115,322 compared to $26,069 for the comparable quarter ended October 31, 1994 and reflect revenues received by the Company in connection with its financial program with FSI.

    Production and mining operating expenses were $13,998 for the quarter ended October 31, 1994 compared to $13,977 for the quarter ended October 31, 1995 or about the same.

    General and administrative costs decreased to $42,421 for the three months ending October 31, 1995 from $67,270 for the same period a year earlier and primarily reflects the reduced level of the Company's activity.

    The Company had an after-tax net loss of $1,814 ($0.000 per share) for the quarter ended October 31, 1995 compared to a net loss of $318,309 ($0.013 per share) for the comparable quarter a year earlier. The reduced loss is attributable primarily to a revenues generated as a result of the Company's financial program with FSI.

    The Company's capital requirements relate primarily to its mining activities and the development of its oil and gas properties. Prior to the change in control, the Company funded its very limited activities from cash flow. The Company, through its subsidiaries, has established credit facilities with a bank to facilitate the funding of its operations.

    Presently the Company is engaged in two mining activities which require capital expenditures. A description of the nature of the activity and its projected capital requirements follows:

                                 COPPER MINING

    The Company operates the UFO mine and Rumico millsite located in Yavapai County, Arizona through its wholly owned subsidiary Ridgepointe Mining Company. Strip mining operations were initiated in July 1992 to verify the quality of the ore body and evaluate the economics of the mine. The Company has recently begun permitting the millsite facility to allow start-up operations to commence. The Company anticipates spending approximately $100,000 to initiate operations at 50 tons per day. Based on a limited core drilling program completed in March 1993 and actual recoveries during the pilot operation last year, the Company estimates its copper ore reserves at 200,000 tons with recovery of copper at approximately 10%. Recently the Company has begun operation of the millsite by processing gold ore for third parties for a fee utilizing a portion of the millsite facilities. The Company is presently negotiating with a third party to secure a lease of certain of its millsite facilities at Congress, Arizona. Permitting to initiate copper mining has been postponed until the Company completes its capital raising efforts.

                                  GOLD MINING

    The Company has agreed to acquire a 55% interest in two gold mining operations located in the Sierra Madre mountains of Mexico. Under the terms of the acquisition, the Company will (i) pay $50,000 in cash at closing; (ii) issue 500,000 shares of the Company's common stock, and (iii) provide up to $200,000 in working capital loans to complete the infrastructure and facilities necessary to develop continuous mining operations at both mines. Analyses conducted by Company engineers and consultants indicate head ore containing approximately 4.0 oz. per ton from the Lance mine and approximately 2.0 oz. per ton from the Trega mine. Preliminary reserve estimates by the Company indicate recoverable gold reserves of at least 80,000 ounces at the Lance and 40,000 ounces at the Trega mines, respectively. Initial production from the Trega mine began in March 1994 at 10 tons per day but has not been sustained due to problems obtaining a permit for blasting and due to capital limitations. Current activity at the Mexican mines is suspended due to the lack of available capital. The Company currently estimates it will require approximately $150,000 of new capital to complete the necessary roads and infrastructure to initiate continuous mining operations at a meaningful level.

    The level of the Company's capital expenditures will vary in the future depending on energy and commodity market conditions and upon the level of mining activity achieved by the Company. The Company anticipates that its cash flow will not be sufficient to fund its operations and debt service at their current levels for the next year and that additional capital will be required.

    The Company's bank credit facility consists of a revolving credit facility under which the Company has available to it a revolving line of credit in the principal amount of $216,000.

    The Company is required to make interest payments monthly with interest accruing at a varying rate based on the sum of the bank's prime lending rate (10.75% at October 31, 1995). The revolving line of credit is secured by substantially all of Premier's oil and gas properties. Principal payments of $4,500 plus accrued monthly interest began on June 1, 1994 with a final payment of all unpaid principal and interest due at October 31, 1995.

    At October 31, 1995 the outstanding balance under the Company's credit facilities with its Bank totaled $161,410. The Company expects to utilize its maximum available credit facilities in the initiation of its mining activities. Presently, the Company is in default under its existing loan agreement and its oil and gas properties are subject to foreclosure.

    The Company's existing debt agreements with the bank contain covenants which limit the amount of additional indebtedness the Company may incur, restrict certain acquisitions and sales of oil and gas properties, and prohibit dividends. The Company has obtained certain unsecured loans, in compliance with its bank covenants, from Jeffrey T. Wilson, which totals $215,288 as of October 31, 1995. These funds are being used to initiate the Company's mining activities. Management believes that the Company has insufficient borrowing capacity to fund its anticipated needs, and will need to access outside capital.

    At October 31, 1995 the Company had current assets of $49,975 and current liabilities of $2,261,122 which resulted in negative working capital of $2,211,147 which is comprised of senior bank debt and notes payable to shareholders and acquisition notes payable. As discussed previously, if the Company is unsuccessful in obtaining extensions or modifications of certain of its acquisition notes, certain of its mining ventures may be terminated. The Company believes that its cash flow from operations will not be sufficient to meet its anticipated capital requirements. As a result the Company believes it will require additional financing in order to carry on its operations. Because future cash flows and the availability of financing are subject to a number of variables, such as the level of production, the prices of oil and gas, and the

Company's ability to successfully initiate operations on its mining properties, there can be no assurance that the Company's capital resources or ability to attract financing will be sufficient to maintain currently planned levels of capital expenditures. If the Company is unable to maintain its current level of operations, management believes the Company may be compelled to sell certain assets to meet its obligations.

SEASONALITY
-----------

    The results of operations of the Company are somewhat seasonal due to seasonal fluctuations in the price for crude oil and natural gas. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

INFLATION AND PRICES
--------------------

    The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company's ability to control or predict.

                                    PART II

                               OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          Not applicable.


Item 2.   Changes in Securities
          ---------------------

          Not applicable.


Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable.


Item 4.   Submission to Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not applicable.


Item 5.   Other Information
          -----------------

          Not applicable.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)   Exhibits

                Not applicable.

          (b)   Current Report on Form 8-K

                Not applicable.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                    Imperial Petroleum, Inc.



                                    By:  /s/ JEFFREY T. WILSON
                                       --------------------------------------
                                             Jeffrey T. Wilson
                                             President


Date:  January 8, 1996