Form 10-Q
period 1996-01-31
IMPERIAL PETROLEUM INC
filed 1996-04-01
CIK 355356

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

   X                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -------              SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended January 31,1996

                                       OR

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from __________ to __________.


Commission file number: 0-9923
                        ------


               Imperial Petroleum, Inc.
______________________________________________________________________________
    (Exact name of registrant as specified in its charter)


           Nevada                                            95-3386019
_______________________________                    __________________________
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                         Identification No.)



 100 Second Street, N.W.  Suite 312,  Evansville, Indiana        47708
______________________________________________________________________________
(Address of principal executive offices)                       (Zip Code)


                                 812-424-7948
______________________________________________________________________________
             (Registrant's telephone number, including area code)


______________________________________________________________________________
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

  As of January 31, 1996, there were 23,326,841 shares of the Registrant's single class of common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.
                   Index to Form 10Q for the Quarterly Period
                             Ended January 31, 1996


PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements.                                 Page
              ----------------------                                ----
              Consolidated Balance Sheets as of July 31, 1995
              and January 31, 1996                                   4

              Consolidated Statements of Operations for the
              three months ended January 31, 1996 and 1995           6

              Consolidated Statements of Cash Flows for the
              three months ended January 31, 1996 and 1995           7

              Consolidated Statements of Stockholders' Equity
              for the three months ended January 31, 1996 and
              the year ended July 31, 1995                           8

              Notes to Consolidated Financial Statements             9

    Item 2.   Management's Discussion and Analysis of
              ---------------------------------------
              Financial Condition and Results of Operations.        11
              ----------------------------------------------

PART II - OTHER INFORMATION                                         17

    The information called for by Item 1.  Legal Proceedings,
    Item 2. Changes in Securities, Item 3. Default Upon Senior Securities, Item 4. Submission of Matters to a
    Vote of Security Holders, Item 5.  Other Information and
    Item 6. Exhibits and Reports on Form 8-K have been omitted as either inapplicable or because the answer thereto is negative.

SIGNATURES                                                          18

                                     PART I

                             FINANCIAL INFORMATION

                           IMPERIAL PETROLEUM, INC.
                          Consolidated Balance Sheets
                                   Unaudited

                                                  January 31,   July 31,
                                                    1996         1995
                                                  ----------  ----------
ASSETS

Current Assets:
 Cash                                             $    7,042  $    3,279
 Refundable Income Taxes                                  --          --
 Accounts Receivable - Trade                          12,582      11,744
 Accounts Receivable - Other                              --          --
 Accounts Receivable - Related Party                  90,998          --
 Other Current Assets                                     --         432
                                                  ----------  ----------

  Total Current Assets                               110,622      15,455

Plant, Property & Equipment:
 Oil & Gas Equipment                                      --          --
 Producing Leasehold Costs                           433,441     433,441
 Intangible Development Costs                             --          --
 Other Equipment                                      10,679      10,679
                                                  ----------  ----------
 Less Accumulated Depreciation                       444,120     444,120
  Amortization & Depletion                           301,281     278,103
                                                  ----------  ----------

 Net Oil & Gas Properties                            142,839     166,017
                                                  ----------  ----------

Mining properties under development:
 Mining Claims, Options & Development Costs        2,481,250   3,347,918
 Mining & Milling Equipment                          855,614   1,298,689
                                                  ----------  ----------

  Net Mining Properties                            3,336,864   4,646,607
                                                  ----------  ----------

 Net Plant, Property & Equipment                   3,479,703   4,812,624
                                                  ----------  ----------

Other Assets:

 Deferred Organization Costs                          24,688      24,688
 Investments - Other                                      --          --
 Investment in Securities                             35,000      35,000
 Deposits and other Assets                                75          75
                                                  ----------  ----------

 Total Other Assets                                   59,763      59,763
                                                  ----------  ----------

TOTAL ASSETS                                      $3,650,088  $4,887,842
                                                  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                              IMPERIAL PETROLEUM
                          Consolidated Balance Sheet
                                   Unaudited

                                              January 31,          July 31,
                                                 1996                1995
                                              -----------         ----------
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable - Trade                     $   21,267         $   67,370
  Accounts Payable - Related Party                  8,091             10,951
  Accounts Payable - Other                          1,918             16,918
  Accrued Expenses                                209,868            174,435
  Income Taxes Payable                                 --                 --
  Notes Payable                                 1,000,000          2,302,473
  Notes Payable - Related Party                   925,021            853,660
  Long-Term Debt - Current Portion                156,220                 --
                                               ----------         ----------
    Total Current Liabilities                  $2,322,385         $3,425,807
                                               ----------         ----------

Noncurrent Liabilities:
  Deferred Income Taxes                                --                 --
  Long-Term Debt - Less Current Portion                --                 --
  Notes Payable - Less Current Portion                 --                 --
                                               ----------         ----------
    Total Noncurrent Liabilities                       --                 --
                                               ----------         ----------
Stockholders' Equity:
  Common Stock                                 $   24,027         $   24,027
  Additional Paid-In Capital                    2,366,171          2,366,171
  Treasury Stock                                 (120,313)                --
  Retained Earnings                              (942,182)          (928,163)
                                               ----------         ----------
    Total Stockholders' Equity                 $1,327,703         $1,462,035
                                               ----------         ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $3,650,088         $4,887,842
                                               ==========         ==========

The accompanying notes are an integral part of these financial statements.

                           IMPERIAL PETROLEUM, INC.
                     Consolidated Statements of Operations
          Three Months and Six Months Ended January 31, 1996 and 1995
                                   Unaudited

                                    Three                 Three                 Six                   Six
                                 Months Ended          Months Ended         Months Ended         Months Ended
                                January 31, 1996     January 31, 1995     January 31, 1996     January 31, 1995
                                ----------------     ----------------     ----------------     ----------------
Operating income:
  Crude oil & natural gas
   marketing fees                 $    25,164           $    27,574          $    43,432          $    52,743
  Marketing                                --                 1,382                  765                2,282
  Mining income                            --                   500                   --                  500
  Other income                         78,458                    --              174,747                   --
                                  -----------           -----------          -----------          -----------
    Total operating income        $   103,622           $    29,456          $   218,944          $    55,525
                                  -----------           -----------          -----------          -----------
Operating Expenses:
  Oil & gas production costs      $    11,496           $    13,797          $    21,326          $    25,525
  Mining Lease operating
   expense                              3,695                    --                6,495                   --
  Gross production taxes                1,138                 2,666                2,485                4,456
  General & administration
   expenses                            63,959                65,439              106,380              132,709
  Depreciation & depletion             11,589                11,589               23,178               23,178
  Interest expense                     23,950                55,614               73,099               92,945
                                  -----------           -----------          -----------          -----------
    Total operating expenses      $   115,827           $   149,105          $   232,963          $   278,813
                                  -----------           -----------          -----------          -----------
Income (loss) from operations         (12,205)             (119,649)             (14,019)            (223,288)

Other income:
  Other income (expense)                   --                    --                   --                   --
  Interest income                          --                    --                   --                   --
  Gain or loss on sale of assets           --                    --                   --                   --
  Gain or loss on asset
   write down                              --               (15,191)                  --             (229,861)
                                  -----------           -----------          -----------          -----------
    Total Other Income                     --               (15,191)                  --             (229,861)
                                  -----------           -----------          -----------          -----------
Net income before income taxes        (12,205)             (134,840)             (14,019)            (453,149)

Provision (credit) for income
 taxes:
  Current                                  --                    --                   --                   --
  Deferred                                 --                    --                   --                   --
                                  -----------           -----------          -----------          -----------
    Total provision for income
     taxes                                 --                    --                   --                   --
                                  -----------           -----------          -----------          -----------
Net income or (loss)                  (12,205)             (134,840)             (14,019)            (453,149)
                                  ===========           ===========          ===========          ===========
Net income or (loss) per share         (0.000)               (0.006)              (0.000)              (0.019)
                                  ===========           ===========          ===========          ===========
Weighted average shares
 outstanding                       23,326,841            24,026,841           23,328,841           23,765,971
                                  ===========           ===========          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                           IMPERIAL PETROLEUM, INC.
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                                                       Six               Six
                                                                                  Months Ended       Months Ended
                                                                                January 31, 1996   January 31, 1996
                                                                                ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Historical Net Income (Loss)                                                     $   (14,019)       $   (453,149)
Adjustments to reconcile net income (loss) to net cash
     Provided by operating activities:
     Depreciateion, Depletion & Amortization                                          23,178              23,178
     Deferred organization costs                                                          --                  --
     Refundable income tax                                                                --              50,000
     Gain on exchange of investment for mining properties                                 --                  --
     Expenses paid by issuance of stock                                                   --                  --
     Accounts Receivable - Trade                                                         838              (6,598)
     Accounts Receivable - Other                                                          --                 402
     Accounts Receivable - Related Party                                              90,998                  --
     Notes Receivable                                                                     --                  --
     Prepaid Expenses                                                                     --               3,552
     Accounts Payable - Trade                                                        (46,103)             13,244
     Accounts Payable - Related Party                                                 (2,860)             29,366
     Accounts Payable - Other                                                        (15,000)            (35,589)
     Accrued Liabilities                                                              35,433             (15,907)
     Accrued Interst Payable                                                          55,614              76,936
     Income Taxes Payable                                                                 --             (22,187)
     Deferred Income Taxes                                                                --                  --
                                                                                 -----------         -----------
          Net cash provided (used) by operating activities                       $   128,079         $  (330,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Mining options, claims and equipment                                        $  (866,668)        $(1,491,953)
     Purchase of oil and gas properties and equipment                                     --                  --
     Basis of oil and gas assets sold or retired                                          --                 800
     Cash received with purchase of Premier                                               --                  --
     Accounts receivable from sale of property                                            --                  --
     Investment in restricted stock through acquisition                                   --             229,861
                                                                                 -----------         -----------
           Net cash provided (used) for investing activities                     $  (866,668)        $(1,261,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Notes Payable                                                               $(1,302,473)        $   842,354
     Notes Payable - Related Party                                                    71,361             247,800
     Long term debt                                                                  156,220             258,520
     Dividend Distributions                                                               --                  --
     Deferred stock offering costs                                                        --             (17,187)
     Issuance of stock                                                                    --             274,999
                                                                                 -----------         -----------
          Net cash provided (used) from financing activities                     $(1,074,892)        $ 1,606,486

Net increase (decrease) in cash and cash equivalents                                   3,763               8,442
Cash and cash equivalents at beginning of period                                       3,279               4,670
                                                                                 -----------         -----------
Cash and cash equivalents at end of period                                             7,042              13,112
                                                                                 ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                             --              41,233
     Income Taxes                                                                         --              22,187
                                                                                 -----------         -----------
                                                                                          --              63,420
                                                                                 ===========         ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
     Stock issued in reverse acquisition of Imperial                                      --                  --
     Stock issued in acquisition of Premier                                                                   --
     Stock issued for mining equipment and mining claim options                           --             257,812
     Stock issued for deferred stock offering costs                                       --              17,187
     Write down of investment stock                                                       --             229,861
     Assumption of note payable for mining property                                       --             749,275
                                                                                 -----------         -----------
          TOTAL                                                                           --           1,254,135
                                                                                 ===========         ===========

DISCLOSURE OF ACCOUNTING POLICY:
  For purposes of the statement of cash flows, the Company considers all highly Liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these financial statements.

                           IMPERIAL PETROLEUM, INC.
                Consolidated Statements of Stockholders' Equity
                   For the Year Ended July 31, 1995 and the
                       Six Months Ended January 31, 1996
                                   Unaudited

                                              Common Stock
                                         -----------------------   Additional
                                                           Par      Paid-in      Retained     Treasury
                                            Shares        Value     Capital      Earnings      Stock
                                         ------------    -------   ----------   ----------   ---------
Balances at July 31, 1995                  24,026,841     24,027   2,366,170     (928,163)          --

Stock retired to Treasury                          --         --          --           --     (120,313)

Net Income (Loss) for the Period                   --         --          --      (14,019)          --
                                           ----------    -------  ----------    ---------     --------
Balances at January 31, 1996               24,026,841    $24,027  $2,366,170    $(942,182)    (120,313)

Less Treasury Shares                          700,000         --          --           --           --
                                           ----------    -------  ----------    ---------     --------
TOTAL OUTSTANDING                          23,326,841    $24,027  $2,366,170    $(942,182)    (120,313)
                                           ==========    =======  ==========    =========     ========

                                       8

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                   Unaudited
                                January 31, 1996

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

(3) NOTE PAYABLE
    ------------

    Subsequent to the acquisition of Premier Operating Company, Premier executed a promissory note and mortgage with a bank dated October 18, 1993 in the amount of $216,000. As of January 31, 1996 $156,220 has been advanced on the note. Accrued interest is due and payable monthly at the bank's prime rate which was 10.75% on January 31, 1996. Commencing June 1, 1994 a monthly principal payment of $4,500 plus interest was due. All unpaid principal and interest is due upon maturity at October 31, 1995. The note is secured by a mortgage on certain major oil and gas properties owned by Premier. The Company is presently in default under the terms of its loan agreement. There can be no assurance that the Company will be able to renegotiate the terms of its facility.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.
              -------------------------------------------------

GENERAL
- -------

Pursuant to an Agreement to Exchange Stock and Plan of Reorganization dated August 27, 1993 (the "Stock Exchange Agreement"), as amended by that certain First Amendment to Agreement to Exchange Stock and Plan of Reorganization dated August 27, 1993 (the "First Amendment"), between Imperial Petroleum, Inc. (the "Issuer"), Glauber Management Company, a Texas corporation ("Glauber Management"), Glauber Valve Co., Inc. a Nebraska corporation ("Glauber Valve"), Jeffrey T. Wilson ("Wilson"), James G. Borem ("Borem"), and those persons listed on Exhibit A attached to the Stock Exchange Agreement and First Amendment (the "Ridgepointe Stockholders"), the Ridgepointe Stockholders agreed to exchange ("the Ridgepointe Exchange Transaction") a total of 12,560,730 shares of common stock of Ridgepointe Mining Company, a Delaware corporation, ("Ridgepointe") representing 100% of the issued and outstanding shares of the common stock of Ridgepointe, for an aggregate of 12,560,730 shares of newly issued shares of the Issuer's common stock representing 59.59% of the Issuer's resulting issued and outstanding common stock. Under the terms of the Stock Exchange Agreement, (i) Wilson exchanged 5,200,000 shares of Ridgepointe common stock for 5,200,000 shares of the Issuer's common stock representing 24.67% of the Issuer's issued and outstanding common stock, (ii) Borem exchanged 1,500,000 shares of Ridgepointe common stock for 1,500,000 shares of the Issuer's common stock representing 7.12% of the Issuer's issued and outstanding common stock, and
(iii) the remaining Ridgepointe Stockholders in the aggregate exchanged 5,860,730 shares of Ridgepointe common stock for 5,860,730 shares of the Issuer's issued and outstanding common stock, representing, in the aggregate, 27.81% of the Issuer's issued and outstanding common stock. As a condition to closing the Ridgepointe Exchange Transaction, the Issuer received and canceled 7,232,500 shares of the Issuer's common stock held by Glauber Management.

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

In February 1995 the Company began participating in a program with Financial Surety International, LTD. ("FSI") and Merrion Reinsurance Corp. ("Merrion") of London, England to provide a financial instrument to be utilized for collateral enhancement in certain financial transactions. The basis for the collateral enhancement is the Company's in-ground gold reserves and a promissory note for delivery of specified volumes of refined gold at the end of five years subject to payment of the then current price of gold. The note is insured against default by Merrion and is subject to annual renewal during the term by the payment of transaction fees in advance on an annual basis. During the six months ending January 31, 1996 the Company received approximately $174,747 in non-refundable fees as a result of its participation.

Subsequent to the end of the quarter, the Company has executed letters of intent to acquire 5 additional gold mining properties within the domestic United States which, if completed, will substantially increase the Company's gold reserves and operations based upon independent reserve appraisals. Due diligence on these properties is presently underway. Closing is anticipated during the fiscal third quarter.

RESULTS OF OPERATIONS
- ---------------------

The following is a discussion of the results of operations of the Company for the three months and six months ended January 31, 1996. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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

Quarter ended January 31, 1996 compared to Quarter ended January 31, 1995.
- ---------------------------------------------------------------------------
Revenues for the three months ending January 31, 1996 were $103,622 compared to $29,456 for the comparable quarter ended January 31, 1995 and reflect revenues received by the Company in connection with its financial program with FSI.

Production and mining operating expenses were $16,329 for the quarter ended January 31, 1996 compared to $16,463 for the quarter ended January 31, 1995 and represent an increase due to mining activity

General and administrative costs decreased to $63,959 for the three months ending January 31, 1996 from $65,439 for the same period a year earlier and primarily reflects the reduced level of the Company's activity.

The Company had an after-tax net loss of $12,205 ($0.000 per share) for the quarter ended January 31, 1996 compared to a net loss of $134,840 ($0.006 per share) for the comparable quarter a year earlier. The reduced loss is attributable primarily to a revenues generated as a result of the Company's financial program with FSI.

Six months ended January 31, 1996.  As a result of the program with FSI, as
- ----------------------------------
discussed previously, total revenues from the Company's operations for the six months ended January 31, 1996 were $218,944 compared to $55,525 for the six months ended January 31, 1995. Revenues increased 294% for the six month period as a result of this program.

Depreciation, depletion and amortization (DD&A) was $23,178 for the six months ending January 31, 1996 and for the same period ended January 31, 1995.

General and administrative expenses for the six months ended January 31, 1996 were $106,380 compared to $132,709 for the same period a year earlier. This reflects a decrease in the Company's level of activity as a result of the Company's capital constraints. G & A is expected to increase in subsequent periods as the Company's activity level increases.

Operating expenses including production taxes associated with the Company's operations have remained about the same at $30,306 for the six months ending January 31, 1995 compared to the same period ended January 31, 1996 compared to $29,981 for the same period a year earlier.

The Company had an after-tax net loss of $14,019 ($0.000 per share) compared to net loss of $453,149 ($0.019 per share) for the quarters ending January 31, 1996 and January 31, 1995 respectively. The reduction in the loss is a result of the increased revenues from the program with FSI.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

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

Subsequent to the end of the quarter, the Company has executed letters of intent to acquire five additional gold mining properties within the domestic United States which, if completed, will substantially increase the Company's gold reserves and operations based upon independent reserve appraisals. Due diligence on these properties is presently underway. Closing is anticipated during the fiscal third quarter.

The level of the Company's capital expenditures will vary in the future depending on energy and commodity market conditions and upon the level of mining activity achieved by the Company. The Company anticipates that its cash flow will not be sufficient to fund its operations and debt service at their current levels for the next year and that additional capital will be required. Presently, the Company is utilizing funds obtained in its program with FSI to retire its obligations and to initiate new mining ventures. There is no assurance that FSI will continue to be successful in its efforts and that the Company will have sufficient funds to meet its obligations.

The Company's bank credit facility consists of a revolving credit facility under which the Company has available to it a revolving line of credit in the principal amount of $216,000.

The Company is required to make interest payments monthly with interest accruing at a varying rate based on the sum of the bank's prime lending rate (10.75% at January 31, 1996). The revolving line of credit is secured by substantially all of Premier's oil and gas properties. Principal payments of $4,500 plus accrued monthly interest began on June 1, 1994 with a final payment of all unpaid principal and interest due at October 31, 1995.

At January 31, 1996 the outstanding balance under the Company's credit facilities with its Bank totaled $156,220. The Company expects to utilize its maximum available credit facilities in the initiation of its mining activities. Presently, the Company is in default under its existing loan agreement and its oil and gas properties are subject to foreclosure.

The Company's existing debt agreements with the bank contain covenants which limit the amount of additional indebtedness the Company may incur, restrict certain acquisitions and sales of oil and gas properties, and prohibit dividends. The Company has obtained certain unsecured loans, in compliance with its bank covenants, from Jeffrey T. Wilson, which totals $278,980 as of January 31, 1996. These funds are being used to initiate the Company's mining activities. Management believes that the Company has insufficient borrowing capacity to fund its anticipated needs, and will need to access outside capital.

At January 31, 1996 the Company had current assets of $110,622 and current liabilities of $2,322,385 which resulted in negative working capital of $2,211,763 which is comprised of senior bank debt and notes payable to shareholders and acquisition notes payable. As discussed previously, if the Company is unsuccessful in obtaining extensions or modifications of certain of its acquisition notes, certain mining ventures may be terminated. The Company believes that its cash flow from operations will not be sufficient to meet its anticipated capital requirements. As a result the Company believes it will require additional financing in order to carry on its operations. Because future cash flows and the availability of financing are subject to a number of variables, such as the level of production, the prices of oil and gas, and the Company's ability to successfully initiate operations on its mining properties, there can be no assurance that the Company's capital resources or ability to attract financing will be sufficient to maintain currently planned levels of capital expenditures. If the Company is unable to maintain its current level of operations, management believes the Company may be compelled to sell certain assets to meet its obligations.

SEASONALITY
- -----------

The results of operations of the Company are somewhat seasonal due to seasonal fluctuations in the price for crude oil and natural gas. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

INFLATION AND PRICES
- --------------------

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


                                            Imperial Petroleum, Inc.



                                            By:     /s/ Jeffrey T. Wilson
                                                --------------------------------
                                                      Jeffrey T. Wilson
                                                      President



Date:  March 28, 1996