Form 10-Q
period 1996-04-30
IMPERIAL PETROLEUM INC
filed 1996-06-27
CIK 355356

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

      X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ------------
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30,1996

                                      OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ------------
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to           .
                                                 ----------    ---------

Commission file number: 0-9923
                        ------


                           Imperial Petroleum, Inc.
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)


          Nevada                                             95-3386019
_______________________________                      __________________________
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                            Identification No.)



 100 Second Street, N.W.  Suite 312,  Evansville, Indiana           47708
_______________________________________________________________________________
   (Address of principal executive offices)                       (Zip Code)


                                  812-424-7948
_______________________________________________________________________________
              (Registrant's telephone number, including area code)


_______________________________________________________________________________
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

  As of April 30, 1996, there were 23,326,841 shares of the Registrant's single class of common stock issued and outstanding.

                           IMPERIAL PETROLEUM, INC.
                  Index to Form 10Q for the Quarterly Period
                             Ended April 30, 1996

PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements.                                  Page
              ----------------------                                 ----


              Consolidated Balance Sheets as of July 31, 1995         4
              and April 30, 1996

              Consolidated Statements of Operations for the           6
              three months ended April 30, 1996 and 1995

              Consolidated Statements of Cash Flows for the           7
              three months ended April 30, 1996 and 1995

              Consolidated Statements of Stockholders' Equity         8
              for the three months ended April 30, 1996 and the year ended July 31, 1995

              Notes to Consolidated Financial Statements              9

    Item 2.   Management's Discussion and Analysis of
              ---------------------------------------
              Financial Condition and Results of Operations.         11
              ----------------------------------------------


PART II - OTHER INFORMATION                                          17


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

                                     PART I

                             FINANCIAL INFORMATION

                           IMPERIAL PETROLEUM, INC.
                          Consolidated Balance Sheets
                                   Unaudited

                                                                 April 30, 1996             July 31, 1995
                                                                 ==============             =============
ASSETS

Current Assets:
     Cash                                                          $      310                 $    3,279
     Refundable Income Taxes                                               -                          -
     Accounts Receivable - Trade                                       18,226                     11,744
     Accounts Receivable - Other                                           -                          -
     Accounte Receivable - Related Party                              118,773                         -
     Other Current Assets                                                  -                         432
                                                                   ----------                 ----------

          Total Current Assets                                     $  137,309                 $   15,455

Plant, Property & Equipment:
     Oil & Gas Equipment                                                   -                          -
     Producing Leasehold Costs                                        433,441                    433,441
     Intangible Development Costs                                          -                          -
     Other Equipment                                                   10,679                     10,679
                                                                   ----------                 ----------
                                                                                                 444,120
     Less Accumulated Depreciation                                    312,870                    278,103
                                                                   ----------                 ----------
          Amortization & Depletion

     Net Oil & Gas Properties                                         131,250                    166,017
                                                                   ----------                 ----------

Mining properties under development:
     Mining Claims, Options & Development Costs                     2,481,250                  3,347,918
     Mining & Milling Equipment                                       855,614                  1,298,689
                                                                   ----------                 ----------

          Net Mining Properties                                     3,336,864                  4,646,607
                                                                   ----------                 ----------

     Net Plant, Property & Equipment                                3,468,114                  4,812,624
                                                                   ----------                 ----------

Other Assets:

     Deferred Organization Costs                                       24,688                     24,688
     Investments - Other                                                   -                          -
     Investment in Securities                                          35,000                     35,000
     Deposits and other Assets                                             75                         75
                                                                   ----------                 ----------

     Total Other Assets                                                59,763                     59,763
                                                                   ----------                 ----------


TOTAL ASSETS                                                       $3,605,423                 $4,887,842
                                                                   ==========                 ==========

The accompanying notes are an integral part of these financial statements.

                              IMPERIAL PETROLEUM
                          Consolidated Balance Sheet
                                   Unaudited

                                                         April 30,1996           July 31, 1995
                                                         =============           =============
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable - Trade                              $   11,084              $   67,370
     Accounts Payable - Related Party                              -                   10,951
     Accounts Payable - Other                                   1,060                  16,918
     Accrued Expenses                                         234,868                 174,435
     Income Taxes Payable                                          -                       -
     Notes Payable                                          1,000,000               2,302,473
     Notes Payable - Related Party                            925,961                 853,660
     Long-Term Debt - Current Portion                         156,220                      -
                                                           ----------              ----------

          Total Current Liabilities                        $2,329,193              $3,425,807
                                                           ----------              ----------

Noncurrent Liabilities:
     Deferred Income Taxes                                         -                       -
     Long-Term Debt - Less Current Portion                         -                       -
     Notes Payable - Less Current Portion                          -                       -
                                                           ----------              ----------

          Total Noncurrent Liabilities                             -                       -
                                                           ----------              ----------

Stockholders' Equity:
     Common Stock                                          $   24,027              $   24,027
     Additional Paid-in Capital                             2,366,171               2,366,171
     Treasury Stock                                          (120,313)                     -
     Retained Earnings                                       (993,655)               (928,163)
                                                           ----------              ----------

          Total Stockholders' Equity                       $1,276,230              $1,462,035
                                                           ----------              ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $3,605,423              $4,887,842
                                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                           IMPERIAL PETROLEUM, INC.
                     Consolidated Statements of Operations
          Three Months and Nine Months Ended April 30, 1996 and 1995
                                   Unaudited

                                                          Three                 Three               Nine                Nine
                                                       Months Ended         Months Ended        Months Ended        Months Ended
                                                      April 30, 1996        April 30,1995      April 30, 1996      April 30,1995
                                                      --------------        -------------      --------------      -------------
Operating income:
     Crude oil & natural marketing fees                   $19,445               $27,593            $62,877             $80,336
     Marketing                                                 -                  1,168                 -                3,450
     Mining income                                             -                  1,000                 -                1,500
     Other income                                          10,814                    -             185,561                  -
                                                       ----------            ----------         ----------          ----------

          Total operating income                          $30,259               $29,761           $248,438             $85,286
                                                       ----------            ----------         ----------          ----------

Operating Expenses:
     Oil & gas production costs                           $10,446               $13,157            $31,772             $38,682
     Mining Lease operating expense                         2,032                    -               8,527                  -
     Gross production taxes                                   389                 1,977              2,874               6,433
     General & administrative expenses                     31,941                38,422            138,321             171,131
     Depreciation & depletion                              11,589                11,589             34,767              34,767
     Interest expense                                      24,550                49,149             97,649             142,139
                                                       ----------            ----------         ----------          ----------

          Total operating expenses                        $80,947              $114,294           $313,910            $393,152
                                                       ----------            ----------         ----------          ----------

Income (loss) from operations                             (50,680)              (84,578)           (65,472)           (307,866)

Other income:
     Other income (expense)                                    -                     -                  -                   -
     Interest income                                           -                     -                  -                   -
     Gain or loss on sale of assets                            -                     -                  -                   -
     Gain or loss on asset write down                          -                 (3,472)                -             (233,333)
                                                       ----------            ----------         ----------          ----------
          Total Other Income                                   -                 (3,472)                -             (233,333)
                                                       ----------            ----------         ----------          ----------
Net income before income taxes                           $(50,680)             $(88,050)          $(65,472)          $(541,199)

Provision (credit) for income taxes:
     Current                                                   -                     -                  -                   -
     Deferred                                                  -                     -                  -                   -
                                                       ----------            ----------         ----------          ----------

          Total provision for income taxes                     -                     -                  -                   -
                                                       ----------            ----------         ----------          ----------

Net income or (loss)                                     $(50,680)             $(88,050)          $(65,472)          $(541,199)
                                                       ==========            ==========         ==========          ==========

Net income or (loss) per share                             (0.002)               (0.004)            (0.003)             (0.022)
                                                       ==========            ==========         ==========          ==========

Weighted average shares outstanding                    23,326,841            24,026,841         23,326,841          24,026,841
                                                       ==========            ==========         ==========          ==========

The accompanying notes are an integral part of these financial statements.

                         IMPERIAL PETROLEUM, INC.
                   Consolidated Statements of Cash Flows
                                 Unaudited

                                                                                    Nine                Nine
                                                                                Months Ended        Months Ended
                                                                               April 30, 1996      April 30, 1995
                                                                               ==============      ==============
CASH FLOWS FROM OPERATING ACTIVITIES:
Historical Net Income (Loss)                                                     $   (65,472)       $  (541,199)
Adjustments to reconcile net income (loss) to net cash
     Provided by operating activities:
     Depreciateion, Depletion & Amortization                                          34,767             34,767
     Deferred organization costs                                                          -                  -
     Refundable income tax                                                                -              50,000
     Gain on exchange of investment for mining properties                                 -                  -
     Expenses paid by issuance of stock                                                   -                  -
     Accounts Receivable - Trade                                                       6,482               (766)
     Accounts Receivable - Other                                                          -                 402
     Accounts Receivable - Related Party                                             118,703                 -
     Notes Receivable                                                                     -                  -
     Prepaid Expenses                                                                     -               4,574
     Accounts Payable - Trade                                                        (56,286)            14,357
     Accounts Payable - Related Party                                                (10,951)            34,818
     Accounts Payable - Other                                                        (15,858)           (35,589)
     Accrued Liabilities                                                              60,433             (5,215)
     Accrued Interst Payable                                                          55,614             90,416
     Income Taxes Payable                                                                 -             (22,187)
     Deferred Income Taxes                                                                -                  -
                                                                                 -----------        -----------
          Net cash provided (used) by operating activities                       $    71,888        $  (375,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Mining options, claims and equipment                                        $  (866,668)       $(1,534,140)
     Purchase of oil and gas properties and equipment                                     -                  -
     Basis of oil and gas assets sold or retired                                          -                 800
     Cash received with purchase of Premier                                               -                  -
     Accounts receivable from sale of property                                            -                  -
     Investment in restricted stock through acquisition                                   -             233,333
                                                                                 -----------        -----------
           Net cash provided (used) for investing activities                     $  (866,668)       $(1,300,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Notes Payable                                                               $(1,302,473)          $914,270
     Notes Payable - Related Party                                                    72,301            343,078
     Long term debt                                                                  156,220            163,311
     Dividend Distributions                                                                                  -
     Deferred stock offering costs                                                                      (17,187)
     Issuance of stock                                                                                  274,999
                                                                                 -----------        -----------
          Net cash provided (used) from financing activities                     $(1,073,952)        $1,712,845

Net increase (decrease) in cash and cash equivalents                                  (2,969)             2,842
Cash and cash equivalents at beginning of period                                       3,279              4,670
                                                                                 -----------        -----------
Cash and cash equivalents at end of period                                               310              7,512
                                                                                 ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                             -              74,475
     Income Taxes                                                                         -              22,187
                                                                                 -----------        -----------
                                                                                          -              96,662
                                                                                 ===========        ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
     Stock issued in reverse acquisition of Imperial                                      -                  -
     Stock issued in acquisition of Premier                                                                  -
     Stock issued for mining equipment and mining claim options                           -             257,812
     Stock issued for deferred stock offering costs                                       -              17,187
     Write down of investment stock                                                       -             233,333
     Assumption of note payable for mining property                                       -             754,500
                                                                                 -----------        -----------
          TOTAL                                                                           -           1,262,832
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

                           IMPERIAL PETROLEUM, INC.
                Consolidated Statements of Stockholders' Equity
                   For the Year Ended July 31, 1995 and the
                       Nine Months Ended April 30, 1996
                                   Unaudited


                                                Common Stock
                                            ----------------------      Additional
                                                             Par         Paid-in          Retained      Treasury
                                              Shares        Value        Capital          Earnings        Stock
                                            ----------      ------      ----------       ----------     ----------

Balances at July 31, 1995                   24,026,841       24,027      2,366,170        (928,163)             -

Stock retired to Treasury                           -           -              -               -          (120,313)

Net Income (Loss) for the Period                    -           -              -           (65,472)             -
                                            ----------      -------     ----------       ---------       ---------

Balances at April 30, 1996                  24,026,841      $24,027     $2,366,170       $(993,655)       (120,313)

Less Treasury Shares                           700,000          -              -               -                -
                                            ----------      -------     ----------       ---------       ---------

TOTAL OUTSTANDING                           23,326,841      $24,027     $2,366,170       $ 993,655        (120,313)
                                            ==========      =======     ==========       =========       =========

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

(3) NOTE PAYABLE
    ------------

    Subsequent to the acquisition of Premier Operating Company, Premier executed a promissory note and mortgage with a bank dated October 18, 1993 in the amount of $216,000. As of April 30, 1996 $156,220 has been advanced on the note. Accrued interest is due and payable monthly at the bank's prime rate which was 10.75% on January 31, 1996. Commencing June 1, 1994 a monthly principal payment of $4,500 plus interest was due. All unpaid principal and interest is due upon maturity at October 31, 1995. The note is secured by a mortgage on certain major oil and gas properties owned by Premier. The Company is presently in default under the terms of its loan agreement.
    There can be no assurance that the Company will be able to renegotiate the terms of its facility.

(4) SUBSEQUENT EVENTS
    -----------------

    During the quarter ending April 30, 1996 the Company and its subsidiaries entered into letter agreements to acquire several mining claims and mines within the continental United States as well as a Company engaged in the development of specialized mining equipment. All of the letter agreements are subject to further due diligence and testing by the Company and generally provide for the payment of consideration due the sellers in the form of restricted common stock. Subsequent to the end of the quarter the Company closed the acquisition of certain of these properties and has issued an additional 800,000 shares of its restricted common stock as consideration. The Company is completing its due diligence on the remainder of acquisitions.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.
              ------------------------------------

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

As a condition to closing the Ridgepointe Exchange Transaction, the Company received and canceled 7,232,500 shares of the Company's common stock from the Company's former partner, Glauber Management, and 100,000 shares of the common stock of Tech-Electro Technologies, Inc. from an affiliate of Glauber Management and Glauber Valve. In addition, pursuant to the terms of the First Amendment, Glauber Management or Glauber Valve, or their affiliates, were to transfer to the Company 75,000 shares of common stock of Wexford Technology, Inc. (formerly Chelsea Street Financial Holding Corp.) no later than October 31, 1993. This transfer has been completed.

In connection with the closing of the Ridgepointe Exchange Transaction, each member of the Board of Directors of the Company resigned and Wilson, Borem and Dewitt C. Shreve ("Shreve") were elected Directors of the Company. In addition, each officer of the Company resigned and the Company's new Board of Directors elected Wilson as Chairman of the Board, President and Chief Executive Officer, Borem as Vice President and Cynthia A. Helms as Secretary of the Company. Ms. Helms subsequently resigned and Kathryn H. Shepherd was elected Secretary. The Board of Directors further authorized the move of the Company's principal executive offices from Dallas, Texas to its current offices in Evansville, Indiana. Mr Borem and Ms. Sheperd subsequently resigned their positions with the Company. Mr. Malcolm Henley and Mrs. Stacey Smethers were elected as Directors.

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

In connection with the closing of the Premier Exchange Transaction, each member of the Board of Directors of Premier resigned and Wilson and Borem were elected Directors of Premier. In addition, each officer of Premier resigned and Premier's new Board of Directors elected Wilson as Chairman of the Board, President and Chief Executive Officer, Borem as Vice President and Kathryn H. Shepherd as Secretary of the Company. Subsequently, Mr. Borem and Ms. Sherpherd resigned their positions with the Company and Mr. Malcolm Henley and Mrs. Stacey Smethers were elected to the Board.

On August 31, 1994 the Company completed the acquisition of the Gold Nugget Mine, Mining Claims and associated equipment. In connection with that transaction, the Company issued a total of 1,500,000 shares of restricted common stock to two individuals, issued a note payable of $750,000 to the owners and assumed obligations totaling $441,500 associated with equipment leases. During the period from September 1994 through April 1995 the Company constructed additional processing equipment and completed a water well on the property to initiate placer mining operations. After initiating operations in several areas of the property, the Company determined that the quantity of gold varied too greatly to establish permanent facilities commensurate with its long range corporate objections. As a result the Company unwound the acquisition during August 1995.

In February 1995 the Company began participating in a program with Financial Surety International, LTD. ("FSI") and Merrion Reinsurance Corp. ("Merrion") of London, England to provide a financial instrument to be utilized for collateral enhancement in certain financial transactions. The basis for the collateral enhancement is the Company's in-ground gold reserves and a promissory note for delivery of specified volumes of refined gold at the end of five years subject to payment of the then current price of gold. The note is insured against default by Merrion and is subject to annual renewal during the term by the payment of transaction fees in advance on an annual basis. During the nine months ending April 30, 1996 the Company received approximately $185,561 in non-refundable fees as a result of its participation.

The Company has executed letters of intent to acquire several additional gold mining properties within the domestic United States which, if completed, will substantially increase the Company's gold reserves and operations based upon independent reserve appraisals. Due diligence on these properties is continuing. Closing is anticipated during the fiscal fourth quarter. The Company recently completed the closing of five mining properties during the fourth quarter.

RESULTS OF OPERATIONS
- ---------------------

The following is a discussion of the results of operations of the Company for the three months and nine months ended April 30, 1996. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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

Quarter ended April 30, 1996 compared to Quarter ended January 31, 1995.
- ------------------------------------------------------------------------
Revenues for the three months ending April 30, 1996 were $30,259 compared to $29,761 for the comparable quarter ended April 30, 1995 and reflect revenues received by the Company in connection with its financial program with FSI.

Production and mining operating expenses were $12,867 for the quarter ended April 30, 1996 compared to $15,134 for the quarter ended April 30, 1995 and represent a reduction due to lower oil and gas production.

General and administrative costs decreased to $31,941 for the three months ending April 30, 1996 from $38,422 for the same period a year earlier and primarily reflects the reduced level of the Company's activity.

The Company had an after-tax net loss of $50,680 ($0.002 per share) for the quarter ended April 30, 1996 compared to a net loss of $88,050 ($0.004 per share) for the comparable quarter a year earlier. The reduced loss is attributable primarily to a revenues generated as a result of the Company's financial program with FSI.

Nine months ended April 30, 1996.  As a result of the program with FSI, as
- ---------------------------------
discussed previously, total revenues from the Company's operations for the nine months ended April 30, 1996 were $248,438 compared to $85,286 for the six months ended April 30, 1995. Revenues increased 291% for the nine month period as a result of this program.

Depreciation, depletion and amortization (DD&A) was $34,767 for the nine months ending April 30, 1996 and for the same period ended April 30, 1995.

General and administrative expenses for the nine months ended April 31, 1996 were $138,321 compared to $171,131 for the same period a year earlier. This reflects a decrease in the Company's level of activity as a result of the Company's capital constraints. G & A is expected to increase in subsequent periods as the Company's activity level increases.

Operating expenses including production taxes associated with the Company's operations have remained about the same at $43,173 for the nine months ending April 30, 1996 compared to the same period ended April 30, 1995 of $45,115.

The Company had an after-tax net loss of $65,478 ($0.003 per share) compared to net loss of $541,199 ($0.022 per share) for the quarters ending April 30, 1996 and April 30, 1995 respectively. The reduction in the loss is a result of the increased revenues from the program with FSI.

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

Presently the Company is engaged in two types of mining activities which require capital expenditures. A description of the nature of the activity and its projected capital requirements follows:

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

The Company has executed letters of intent to acquire several additional gold mining properties within the domestic United States in addition to an equipment manufacturer which, if completed, will substantially increase the Company's gold reserves and operations based upon independent reserve appraisals. Due diligence on these properties is continuing. Closing is anticipated during the fiscal fourth quarter. The Company recently completed the closing of five properties during the fourth quarter.

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

The Company's bank credit facility consists of a revolving credit facility under which the Company has available to it a revolving line of credit in the principal amount of $216,000. The Company is required to make interest payments monthly with interest accruing at a varying rate based on the sum of the bank's prime lending rate (10.75% at April 30, 1996). The revolving line of credit is secured by substantially all of Premier's oil and gas properties. Principal payments of $4,500 plus accrued monthly interest began on June 1, 1994 with a final payment of all unpaid principal and interest due at October 31, 1995.

At April 30, 1996 the outstanding balance under the Company's credit facilities with its Bank totaled $156,220. The Company expects to utilize its maximum available credit facilities in the initiation of its mining activities. Presently, the Company is in default under its existing loan agreement and its oil and gas properties are subject to foreclosure.

The Company's existing debt agreements with the bank contain covenants which limit the amount of additional indebtedness the Company may incur, restrict certain acquisitions and sales of oil and gas properties, and prohibit dividends. The Company has obtained certain unsecured loans, in compliance with its bank covenants, from Jeffrey T. Wilson, which totals $279,355 as of April 30, 1996. These funds are being used to initiate the Company's mining activities. Management believes that the Company has insufficient borrowing capacity to fund its anticipated needs, and will need to access outside capital.

At April 30, 1996 the Company had current assets of $137,309 and current liabilities of $2,322,385 which resulted in negative working capital of $2,191,884 which is comprised of senior bank debt and notes payable to shareholders and acquisition notes payable. As discussed previously, if the Company is unsuccessful in obtaining extensions or modifications of certain of its acquisition notes, certain mining ventures may be terminated. The Company believes that its cash flow from operations will not be sufficient to meet its anticipated capital requirements. As a result the Company believes it will require additional financing in order to carry on its operations. Because future cash flows and the availability of financing are subject to a number of variables, such as the level of production, the prices of oil and gas, and the Company's ability to successfully initiate operations on its mining properties, there can be no assurance that the Company's capital resources or ability to attract financing will be sufficient to maintain currently planned levels of capital expenditures. If the Company is unable to maintain its current level of operations, management believes the Company may be compelled to sell certain assets to meet its obligations.

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


                                            Imperial Petroleum, Inc.



                                            By: /s/ Jeffrey T. Wilson
                                               -------------------------
                                                    Jeffrey T. Wilson
                                                    President



Date:  June 20, 1996