Form 10-K
period 1996-07-31
IMPERIAL PETROLEUM INC
filed 1997-09-03
CIK 355356

                        SECURITIES EXCHANGE COMMISSION
                             Washington D.C 20549

  (Mark One)

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended July 31, 1996
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from_____ to______

                         Commission file number 0-9923

                           IMPERIAL PETROLEUM, INC.
            (Exact name of registrant as specified in its charter)


          Nevada                                             95-3386019
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            identification No.)

100 NW Second Street
    Suite 312
Evansville, Indiana                                             47708
                                                              (Zip Code)
                        Registrant's telephone number,
                      including area code (812) 424-7948

Securities registered pursuant to Section 17(b) of the Act: None.
Securities registered pursuant to Section 13(g) of the Act:

                   Common Stock. $0.001 par value per share
                   ------ ----------------- ----- ---------
                               (Title of class)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No
                                             ---   ---
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation K is not contained herein, and will not be contained to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____.

                  On July 3l, l996, there were 31,426,841 shares of the Registrant's common stock issued and outstanding.

          The aggregate market value of the Registrant's voting stock held by non-affiliates is unknown See Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

                      Documents Incorporated by Reference
                                     NONE

                           IMPERIAL PETROLEUM, INC.

                                   FORM 10-K


                      FISCAL YEAR ENDED JULY 3l, 1996
                      ----------------------------------
                               TABLE OF CONTENTS
                                    PART I
                                                                    Page
                                                                    ----
Item 1.  Business                                                     1.
Item 2.  Properties                                                   1.
Item 3.  Legal Proceedings                                           17.
Item 4.  Submission of Matters to a Vote of Security Holders         17.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related
         Stockholder Matters                                         18.

Item 6. Selected Financial Data                                      18.

Item 7. Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                   18.
Item 8. Financial Statements and Supplementary Data                  23.

Item 9. Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                    23.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant          24.

Item 11. Executive Compensation                                      25.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management.                                                 25.

Item 13. Certain Relationships and Related Transactions              26.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports

                On Form 8-K                                          27.

                Signature                                            28.

PART I

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES
---------------------------------------

Definitions

  As used in this Form 10-K

  "Mcf" means thousand cubic feet, "MMcf' means million cubic feet and "Bcf"' means billion cubic feet "Mcfe" means thousand cubic feet equivalent, "Mmcfe" means million cubic feet equivalent and "Bcfe" means billion cubic feet equivalent. "Bbl" means barrel, "MBbls" means thousand barrels and "MMBbls" means million barrels. "BOE" means equivalent barrels of oil and "MBOE" means thousands equivalent barrels of oil. Unless otherwise indicated herein. natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit. Natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil

  The term "gross" refers to the total leasehold acres or wells in which the Company has a working interest. The term "net" refers to gross leasehold acres or wells multiplied by the percentage working interest owned by the Company. "Net production" means production that is owned by the Company less royalties and production due others.

  "Proved reserves" are estimated quantities of crude oil, natural gas and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions "Proved developed reserves" are those reserves which are expected to be recovered through existing wells with existing equipment and operating methods. "Proved undeveloped reserves" are those reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

  The term "oil" includes crude oil, condensate and natural gas liquids.

  "Base Metals" refers to a family of metallic elements, including copper, lead and zinc.

  "Grade" refers to the metal or mineral content of rock, ore or drill or other samples. With respect to precious metals, grade is generally expressed as troy ounces per ton of rock.

  "Mineable" refers to that portion of a mineral deposit from which it is economically feasible to extract ore.

  "Net Smelter Royalty" is a royalty based on the actual sale price received for the subject metal less the cost of smelting and/or refining the material at an offsite refinery or smelter along with off-site transportation costs.

  "Patented Mining Claim" is a mining claim, usually comprising about 20 acres, to which the US Government has conveyed title to the owner.

  "Unpatented Mining Claim" is a mining claim which has been staked or marked out in accordance with federal and state mining laws to acquire the exclusive rights to explore for and exploit the minerals which may occur on such lands. The title to the property has not been conveyed to the holder of an unpatented mining claim.

  Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), and Premier Operating Company, a Texas corporation ("Premier").

THE COMPANY

    Imperial Petroleum, Inc., a Nevada corporation ("the Company"), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and has diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company intends to utilize its oil and natural gas assets to support and enhance its mining activities. The Company expects that its mining activities will ultimately become its primary business.

    At July 31,1996, the Company owned interests in approximately 145 wells in Oklahoma, Texas and Louisiana. Daily production from 3 operated wells (2 producers, 1 shut-in) is approximated 110 thousand cubic feet per day. The Company also owns an interest in 20 wells operated by others. Total gross production is 5 barrels of oil per day and 90 Mcf per day net to the Company's interest. See "Oil and Gas Reserves."



HISTORICAL BACKGROUND

    The Company was incorporated on January 16,1981 and is the surviving member of a merger between itself, Imperial Petroleum, Inc., a Utah corporation incorporated on June 4, 1979 (" Imperial-Utah"), and Calico Exploration Corp., a Utah corporation incorporated on September 27, 1979 ("Calico").

    On August 11, 1982, Petro Minerals Technology, Inc. ("Petro"), a 94% -owned subsidiary of Commercial Technology Inc. ("Comtec") acquired 58% of the Company's common stock. Petro assigned to the Company its interests in two producing oil and gas properties in consideration for 5,000,000 shares of previously authorized but unissued shares of common stock of the Company and for a $500,000 line of credit to develop these properties. Petro has since undergone a corporate reorganization and is now known as Petro Imperial Corporation. On August 1,1988 in an assumption of assets and liabilities agreement, 58% of the Company's common stock was acquired from Petro by Glauber Management Co., a 100% owned subsidiary of Glauber Valve Co., Inc.

    Change of Control. Pursuant to an Agreement to Exchange Stock and Plan of
    --------- -------
Reorganization dated August 27, 1993 (the "Stock Exchange Agreement"), as amended by that certain First Amendment to Agreement to Exchange Stock and Plan of Reorganization dated as of August 27, 1993, (the "First Amendment"), between Imperial Petroleum, Inc. (the "Company"), Glauber Management Company, a Texas corporation, ("Glauber Management"), Glauber Valve Co Inc., a Nebraska corporation, ("Glauber Valve"), Jeffrey T. Wilson ("Wilson"), James G. Borem ("Borem") and those persons listed on Exhibit A attached to the Stock Exchange Agreement and First Amendment (the "Ridgepointe Stockholders"); the Ridgepointe Stockholders agreed to exchange (the "Ridgepointe Exchange Transaction") a total of 12,560,730 shares of the common stock of Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), representing 100% of the issued and outstanding common stock of Ridgepointe, for a total of 12,560,730 newly issued shares of the Company's common stock, representing 59.59% of the Company's resulting issued and outstanding common stock. Under the terms of the Stock Exchange Agreement, (i) Wilson exchanged 5,200,000 shares of Ridgepointe common stock for 5,200,000 shares of the Company's common stock representing 24.67% of the Company's issued and outstanding common stock, (ii) Borem exchanged 1,500,000 shares of Ridgepointe common stock for 1,500,000 shares of the Company's common stock representing 7.12% of the Company's issued and outstanding common stock, and (iii) the remaining Ridgepointe Stockholders in the aggregate exchanged 5,860,730 shares of Ridgepointe common stock for 5,860,730 of the Company's issued and outstanding common stock, representing, in the aggregate, 27.81% of the Company's issued and outstanding common stock. The one for-one ratio of the number of shares of the Company's common stock exchanged for each share of Ridgepointe common stock was determined through arms length negotiations between the Company, Wilson and Borem.

The Ridgepointe Exchange Transaction was closed on August 27, 1993. As a result, Ridgepointe is now a wholly, owned subsidiary of the Company. At the time of acquisition, Ridgepointe was engaged in the development of a copper ore mining operation in Yavapai County, Arizona and, through its wholly owned subsidiary, I.B. Energy, Inc., an Oklahoma corporation ("I.B Energy"), in the exploration for and production of oil and gas in the Mid-continent and Gulf Coast regions of the United States.

    In connection with the closing of the Ridgepointe Exchange Transaction, each member of the Board of Directors of the Company resigned and Wilson, Borem and Dewitt C. Shreve ("Shreve") were elected Directors of the Company. In addition, each officer of the Company resigned and the Company's new Board of Directors elected Wilson as Chairman of the Board, President and Chief Executive Officer, Borem as Vice President and Cynthia A. Helms as Secretary of the Company. Ms. Helms subsequently resigned and Kathryn H. Shepherd was elected Secretary. Mr. Borem, Mr. Shreve and Ms. Shepherd subsequently resigned and Mr. Malcolm W. Henley and Mrs. Stacey D. Smethers were elected to the Board. The Board of Directors further authorized the move of the Company's principal executive offices from Dallas, Texas to its current offices in Evansville, Indiana.

    As a condition to closing the Ridgepointe Exchange Transaction, the Company received and canceled 7,232,500 shares of the Company's common stock from the Company's former partner, Glauber Management, and 100,000 shares of the common stock of Tech-Electro Technologies, Inc from an affiliate of Glauber Management and Glauber Valve. In addition, pursuant to the terms of the First Amendment, Glauber Management or Glauber Valve, or their affiliates, were to transfer to the Company 75,000 shares of common stock of Wexford Technology, Inc. (formerly Chelsea Street Financial Holding Corp.) no later than October 31, 1993, such transfer subsequently occurred.

    Acquisition of Premier.  Pursuant to a Stock Exchange Agreement dated
    -------------- ----------
October 4, 1993 (the "Premier Stock Exchange Agreement"), between the Company and the holders of the issued and outstanding common stock of Premier Operating Company, a Texas corporation ("Premier") (such persons are sometimes referred to herein as the ("Premier Stockholders") The Premier Stockholders agreed to exchange (the "Premier Exchange Transaction") an aggregate of 749,000 shares of the common stock of Premier, consisting of 252,000 shares of Class A voting common stock and 497,000 shares of non-voting Class B common stock, representing 100% of the issued and outstanding common stock of Premier, for a total of 749,000 shares of newly issued shares of the Company's common stock representing 3.62% of the Company's resulting issued and outstanding common stock. The one-for-one ratio of the number of shares of the Company's common stock exchanged for each share of Premier common stock was determined through arms length negotiations between the Company and the Premier Stockholders.

    The Premier Exchange Transaction was closed on October 4, 1993. As a result, Premier became a wholly owned subsidiary of the Company. Premier is an oil and gas company whose principal assets consist of oil and gas properties located in the Mid-continent and Gulf Coast regions of the United States.

    In connection with the closing of the Premier Exchange Transaction, each member of the Board of Directors of Premier resigned and Wilson and Borem were elected Directors of Premier. In addition, each officer of Premier resigned and Premier's new Board of Directors elected Wilson as Chairman of the Board, President and Chief Executive Officer, Borem as Vice President and Kathryn H. Shepherd as Secretary of the Company. Mr. Borem and Ms. Shepherd subsequently resigned.

    In December 1993, Ridgepointe had agreed to acquire a 50% interest in two gold mining claims located in the Sierra Madre mountains of Mexico.. Under the terms of the transaction, at closing Ridgepointe agreed to pay $50,000 and the Company agreed to issue 500,000 shares of newly-issued shares of the Company's restricted common stock and agreed to provide $200,000 in working capital to develop these mining claims. The Company has funded the working capital requirements under the terms of the letter agreement to construct roads and install equipment to develop the claims. As a result of its efforts, the Company is entitled to acquire an additional 5% interest in the project. Testing of the mining claims has been completed with very favorable results, and significant expenditures have been made to construct roads and a test facility for the mining project. Due to the magnitude of the remaining capital requirements, the Company has delayed any further efforts in developing the mining properties until such time as sufficient capital is available to allow continuous operations.

    In August 1994 the Company acquired certain gold mining claims "'Gold Nugget Mine" in the Quartzite area of Arizona comprising some 1200 acres from Kenneth Shephard et al. In connection with the transaction the Company issued to Mr. Shephard et al. shares of its restricted common stock, a one year note payable of $750,000 and assumed an equipment leasing agreement with Darr Equipment Co. concerning the associated mining equipment for approximately $440,000. During the period from September 1994 through April 1995, the Company constructed additional processing equipment and completed a water well on the property to initiate placer mining operations. After initiating operations in several areas of the property, the Company determined the quantity of gold varied too greatly across the property to establish permanent facilities commensurate with its long range corporate objections. As a result the Company unwound the acquisition in August 1995.

In February 1995 the Company agreed to participate with Financial Surety International Ltd. ("FSI") and Merrion Reinsurance Corp. ("Merrion") of London, England in a program to provide a financial instrument to be utilized for collateral enhancement in certain financial transactions. The basis for the collateral enhancement is the Company's in-ground gold reserves and a promissory note (certificate of deposit) for the delivery by the Company of specified volumes of refined gold at the end of five years subject to payment to the Company (by the holder) for the gold to be delivered based upon the then current price of gold. The note is delivered into escrow to be held during its term and is insured against default by Merrion. The note is subject to annual renewal during the term by the payment of rental fees in advance on an annual basis to the insurance carrier and to the Company. The fees paid are non-refundable to the holder. Under its agreement with FSI, the Company has the right to terminate its participation at any time by providing written notice to FSI. Furthermore, the Company has the right to reject any requests for the issuance of certificates.


    In June 1996, Ridgepointe acquired five separate mining projects, four of which were located in Arizona and one in Montana, comprising some 4,400 acres of claims. In connection with the acquisition of these projects, the Company paid a total of $10,000 in cash and issued a total of 1,800,000 shares of the Company's restricted common stock. None of the mining projects are presently active, although significant sampling and testing has been conducted by the prior owners. Reserve reports have been prepared by third party engineers and geologists on each of the properties and indicate significant reserve potential.


    In July 1996, Ridgepointe acquired mining claims comprising 900 acres and referred to as the Duke Mine, in San Juan county, Utah from Paradox Basins Inc. for payment of $100,000 and the issuance of 600,000 shares of the Company's restricted common stock as well as the reservation of a 4.5% net smelter royalty in favor of the sellers. The Company conducted an extensive sampling and testing program in connection with the acquisition to quantify the economic viability of the placer mining project and to determine the optimal recovery process to be employed. Because of the nature of the placer gold, i.e. microscopic, the determination of the recovery process is paramount to a successful mining operation. The Company has conducted its tests utilizing the Cosmos Concentrator which is designed to improve recoveries over conventional equipment in operations where the recovery of microscopic free gold is important, such as the Duke Mine. A third party reserve report has confirmed the significant gold values associated with the Duke Mine claims. The Company is preparing to initiate mining operations of a pilot plant during April and May, 1997.

SUBSEQUENT EVENTS

    Subsequent to year-end, the Company agreed to purchase Cosmos Systems Inc. ("Cosmos"), the manufacturer and patent holder of the Cosmos Concentrator which the company plans to utilize in its Duke Mine placer operation. The terms of the acquisition, which is expected to close before July 31, 1997, provide that the company will issue to the shareholders of Cosmos a total of 2,000,000 shares of the Company's restricted common stock, pay $150,000 in cash at closing, issue a two-year warrant to the shareholders of Cosmos to purchase an additional 1,000,000 shares of the Company's common stock at an exercise price of $0.10 per share and reserve a 1% net smelter royally in favor of the Cosmos shareholders from the Duke Mine in Utah. The Cosmos Concentrator has been in operation in several gravel pit gold recovery operations in Arizona and California for several years. The company plans to utilize Cosmos to construct equipment for its Duke Mine placer operation. The present owners of Cosmos have extensive experience in the mining industry. The current agreement to acquire Cosmos has been extended several times due to delays in establishing pilot operations in Utah. The Company expects that the closing of the Cosmos acquisition will be contingent upon the successful application of its equipment in Utah.

          On September 30, 1996 the Company agreed to acquire certain assets from LaTex Resources, Inc., ("LaTex") an affiliate of the Company in exchange for 100,000 shares of LaTex stock. In connection with the acquisition, the Company issued 5,000,000 shares of its restricted common stock to its President, Jeffrey T. Wilson, in exchange for 100,000 shares of LaTex stock to be used in the acquisition. The assets to be acquired from LaTex are 5,000,000 shares of Wexford Technology, Inc. common stock owned by LaTex and representing approximately 32.3% of the issued and outstanding stock and a note payable to LaTex totaling $1,372,799; 3,798,730 shares of Imperial common stock owned by LaTex and a note payable to LaTex totaling $677,705; 5,000 shares of LaTex Resources International, Inc. common stock representing 100% of the issued and outstanding stock and a note payable to LaTex totaling $3,363,000; and 30,000 shares of common stock of Phoenix Metals, Inc. representing 100% of the issued and outstanding stock. Closing of the acquisition is scheduled to occur upon the consummation of LaTex's merger with Alliance Resources Plc.

          On October 31, 1996 the Company entered into a letter of intent to sell its Premier Operating Company subsidiary for $175,000. The Company completed the sale of Premier and utilized the proceeds to retire its bank debt with Bank of Oklahoma and for working capital purposes. The sale of Premier included all of the Company's oil and gas properties and interests.

          On November 21, 1996 the Company's shareholders agreed to a one for six reverse split of the Company's common stock . As a result the Company's issued and outstanding common shares were reduced to 5,237,807 as of that date.

BUSINESS STRATEGY

          The Company's business strategy has changed since the acquisition of Ridgepointe in August 1993, The Company has used its oil and gas assets to provide the working capital necessary to expand and develop its mineral mining activities. The Company's emphasis on mining ventures reflects its belief that quality opportunities still exist in many areas of mineral mining for small mining companies. The Company anticipates using partnership or joint venture arrangements to avoid the large capital expenditures that can accompany certain mining ventures. By seeking out small high quality claims and operations in areas either by-passed or not yet occupied by major mining concerns, the Company expects to position itself to take advantage of future upswings in the demand for certain minerals such as gold, copper and platinum. The Company intends to seek out opportunities in other commodities which the Company believes may have the opportunity for a cyclical improvement in demand and price.


OIL AND GAS PRODUCTION, UNIT PRICES AND COSTS

The following table sets forth information with respect to production and average unit prices and costs for the periods indicated:


                            Year Ended July 31
                            ---- -------------

Production:
                            1994   1995   1996
                            -----  -----  -----

   Gas (MMcf)                 124     45     44
   Oil (Bbls)               8,900  2.210  1,900

Average Sales Prices:
   Gas (per Mcf)             2.03   1.51   1.75
   Oil (per Bbl)            12.60  16.68  15.26

Average Production Costs
   per  BOE(l):             l3.58   5.62   4.87

(1) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include production taxes, lease overhead, maintenance and repair, labor and utilities.


MARKETING

OIL AND GAS

    The availability of a market for oil and gas produced or marketed by the Company is dependent upon a number of factors beyond its control which at times cannot be accurately predicted. These factors include the proximity of wells to, and the available capacity of natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional excise taxes upon crude oil or natural gas, or both. In the event a productive gas well is completed in an area that is distant from existing gas pipelines, the Company may allow the well to remain shut-in until a pipeline is extended to the well or until additional wells are drilled to establish the existence of sufficient producing reserves to justify the cost of extending existing pipelines to the area. It appears that the United States is just beginning to emerge from a period of oversupply of natural gas which has, and may still cause delays, restrictions or reductions of natural gas production and which has adversely affected prices therefor. In addition, increased imports of natural gas from Canada and Mexico have occurred and are expected to continue. Oversupplies of natural gas can be expected to recur from time to time and may result in the gas producing wells of the Company being shut-in.

    Since the early 1970's the supply and market price for crude oil has been significantly affected by policies adopted by the member nations of OPEC. Members of OPEC establish among themselves prices and production quotas for petroleum products from time-to-time with the intent of manipulating the global supply and price levels for crude oil. In addition, Canada recently revised its laws affecting the exportation of natural gas to the United States. Mexico also continues to fine-tune its import-export policies. The oil and gas policies of the United States, Canada and Mexico will be substantially impacted by the Canadian/U.S. . Free Trade Agreement, the General Agreement on Tariffs and Trade, and the North American Free Trade Agreement. These factors are expected to increase competition and may adversely affect the price of natural gas in certain areas of the United States. The Company is unable to predict the effect, if any, which OPEC. Canadian and Mexican policies, and emerging international trade doctrines will have on the amount of, or the prices received for oil and natural gas produced and sold by the Company.


    Changes in oil and natural gas prices significantly affect the revenues and cash flow of the Company and the value of its oil and gas properties. Significant declines in the prices of oil and natural gas could have a material adverse effect on the business and financial condition of the Company. The Company is unable to predict accurately whether the price of oil and natural gas will rise, stabilize or decline in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

    Substantially all of the Company's crude oil and condensate production is sold at posted prices under short term contracts, as is customary in the industry The most significant purchasers of the Company's oil and gas production during fiscal 1996 were Parker & Parsley (33%), Transcontinental (25%) and Sonat (10%).

MINING

          The availability of a market for the Company's mineral and metal production will be influenced by the proximity of the Company's operations to refiners and smelting plants. In general the Company will sell its mined product to local refineries and smelters. The price received for such products will be dependent upon the Company's ability to provide primary separation to ensure fineness or quality. The price of gold has been relatively stable in recent years reflecting a period of relatively low inflation. Copper prices have generally been more volatile, in part due to increased demand of developing economies for electrical wire and other copper related products.

          Changes in the price of gold and copper will significantly affect the Company's future cash flows and the value of its mineral properties. The Company is unable to predict whether prices for these commodities will increase, decrease or remain constant in future periods.

RESERVES

           OIL AND GAS
           -----------

    The Company has made estimates of its proved reserves as of July 31, 1996 and includes estimates of the present value of future net cash flow before income taxes (discounted at 10%) attributable to the Company's proved reserves and the estimated future cash flow therefrom.

    The quantities of the Company's proved reserves of oil and natural gas presented below include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved developed reserves are limited to those quantities which are recoverable commercially at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of the Company's proved developed reserves. The Company's proved undeveloped reserves include only those quantities which the Company reasonably expects to recover from the drilling of new wells based on geological evidence from offsetting wells. The risks of recovering these reserves are higher from both geological and mechanical perspectives than the risks of recovering proved developed reserves.

    Set forth below are estimates of the Company's net proved reserves and proved developed reserves and the estimated future net revenues from such reserves and the present value thereof based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of the Statement of Financial Accounting Standards No.69. "Disclosures about Oil and Gas Producing Activities". Estimated future net cash flows from proved reserves are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions at the date of the report. The estimated future production is priced at current prices at the date of the report. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on cost levels at the date of the report. No deduction has been made for depletion, depreciation or income taxes or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues at 10% per annum.

    The following table sets forth estimates of the proven oil and natural gas reserves of the Company at July 31, 1996, as evaluated by the Company.

                         Oil (Bbls)                                         Gas (MMcf)
----------------------------------------------------          -------------------------------------
 State          Developed      Undeveloped     Total            Developed     Undeveloped     Total
-------         ---------      ----------      -----            ---------     -----------     -----
Louisiana          0.2              -           0.2                 -              -            -
Oklahoma          15.1              -          15.1                 -              -            -
Texas              4.3              -           4.3                301             -           301
                  ----              -          ----                ---             -           ---
Total             19.6              -          19.6                301             -           301


    The following table sets forth amounts as of July 31,1996, determined in accordance with the requirements of the applicable accounting standards, with respect to the estimated future net cash flows from production and sale of the proved reserves attributable to the Company's oil and gas properties before income taxes and the present value thereof Average prices used in determining the future net cash flow estimates at July 31, 1996 , were $19.74 per barrel for oil and $2.66 per MMBtu for gas.

                                                              At July 31, 1996
                                                          -----------------------

                                                     Proved             Proved        Proved
                                                     Developed          Developed     Developed
                                                     Reserves           Reserves      Reserves
                                                     ---------          ---------     ---------

Estimated future net cash flows from                 $791,935              --           $791,935
proved reserves before income taxes

Present value of estimated future net                $406,806              --           $406,806
 cash flows from proved reserves before
 income taxes (discounted at 10%)




    The estimation and gas reserves is a complex and subjective process which is subject to continued revision as additional information becomes available. Reserve estimates prepared by different engineers from the same data can vary widely. Therefore, the reserve data presented herein should not be construed as being exact. Any reserve estimate depends in part on the quality of available data, engineering and geologic interpretation, and thus represents only an informed professional estimate. Subsequent reservoir performance may justify upward or downward revisions of such estimates.

    Estimates of the Company's proved reserves have never been filed or included in reports to any federal authority or agency, other than the Securities and Exchange Commission

    For further information on reserves, costs relating to oil and gas activities, and results of operations from producing activities, see Note 11 to the Company's Consolidated Financial Statement-Supplementary Financial Information for Oil and Gas Producing Activities incorporated by reference herein.



           MINING
           ------


    The following table sets forth estimates as of July 31, 1996 of the mineral reserves net to the Company's interest in each of the Company's claim groups as prepared by independent engineers and geologists and by the

Company. These estimates are based upon extensive sampling and testing on the Company's properties and are based on assumptions the Company believes are reasonable regarding production costs, metallurgical recoveries and mineral prices. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company's control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgement. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and that plans for mining could be revised.

    Based on its analysis of the mineral deposits detailed in the table below, it is the Company's present determination that these properties can be mined on an economic basis by the Company and that these estimates constitute reserves as that term is typically used in the mining industry. Although permitting required to initiate mining operations in the United States has become extremely complex and cannot be considered a certainty, the company believes that, in the normal course of property development, it should be able to obtain the necessary permits to commence or expand mining operations on these properties.

    The estimates provided in the table below utilize in place grades and do not reflect losses that will be incurred in the recovery process. The mineral grades utilized in the preparation of reserves for each property are generally based upon results of sampling and testing programs conducted on each property and analyzed by qualified assayers or engineers.

                                                                                 As of July 31, 1996
                                                                                 ---------------------
                                                                                 Net Mineable Reserves
                                                                                 ---------------------

Claim Group           Location        Acres    Gold Grade (oz/ton)   Gold (oz)   Silver (oz)  Copper (lbs)
---------------       --------        -----    -------------------   ---------   -----------  ------------
UFO Mine (l)          Arizona             400             0                   0            0    12,000,000
Endless Glory(2)      Arizona             160          0.24              67,400    1,626,000    17,660,000
Bear 1 & 2            Arizona             320          0.06              31,250            0             0
Pa I & 2              Arizona             320          0.09              34,320            0             0
Santa 1-22            Arizona           3,280          0.05             255,000            0             0
Cal l & 2 (3)         Montana             320          0.07              85,000            0             0
Duke Mine             Utah                900          0.18           3,532,000            0             0
                                        -----                        ----------    ---------    ----------
Total                                   5,700                         4,004,970    1,626,000    29,660,000


(1) Copper reserves are based upon 400 million pounds at an average grade of 3%.

(2) Silver grade is 5.81 oz./ton; copper reserves are based on 17.6 million pounds at an average grade of 3.1 %.

(3) Also contains significant amounts of industrial grade garnet.



    PRINCIPAL EXPLORATION AND DEVELOPMENT PROJECTS: MINING VENTURES:

    UNITED STATES

    UFO Mine - The Company operates the UFO Mine and Rumico Millsite located in
    --------
Yavapai County, Arizona comprising some 400 acres of unpatented mining claims. The principal resource discovered to date is copper. Strip mining operations were initiated under a small miner's exemption July 1992 to verity the quality of the ore body and evaluate the economics of the mine. A limited core-drilling program was completed in March 1993 and a pilot operation was conducted using the millsite facilities to determine actual recoveries of copper. As a result the Company has estimated its copper reserves at 12,000, 000 lbs.
based upon an average grade of 3%. Working capital limitations have limited the Company's development of the mining property, in favor of other projects. The property, is subject to an acquisition note with the former owners requiring the payment of $1,000,000. The note has been extended several times by the holder and the mining claims serve as collateral for the note The Company presently intends to attempt to renegotiate the note and/ or seek an additional extension. The current extension expires July 31, 1997. There is no assurance that the holder will extend the note and consequently ownership of the property, may be relinquished to extinguish the note.

      Endless Glory - The Endless Glory property consists of 160 acres of
      -------------
unpatented mining claims located in Santa Cruz county; Arizona and part of the Coronado national Forest, approximately 15 miles south of Patagonia. Arizona. Access to the property is through several National Forest roads and jeep trails. The claims are situated in a mountainous area made up of limestones and rhyolites which are intersected by veins of quartz and barite. The quartz veins are up to 7 feet in width and contain high amounts of base metals in the sulfides. Mining has been conducted on the property previously, primarily for base metals. Significant areas of placer deposits also exist in washes on the property. Testing and sampling of placer material and dump tailings indicate a total mineable volume of approximately 265.000 tons of material with mineral grades averaging 0.25 ounces/ton of gold; 6.13 ounces/ton of silver 3 .33 % copper and 1.6 % zinc.

    The Company expects to conduct additional tests on the placer and tailings material during fiscal 1997 to determine if the material can be suitably recovered using the Cosmos concentrator equipment. The Company presently expects to utilize gravity separation methods to recover the precious metals, however additional testing may assist in defining the recovery method. The Company currently expects to spend approximately $25,000 on additional testing during the fourth quarter of fiscal 1997. Feasibility studies and engineering design of recovery systems will be conducted pending the outcome of tests using the Cosmos Concentrator.

      Bear 1 & 2 - The property comprises some 320 acres of unpatented mining
      ----------
claims located in western Cochise County, Arizona in the Huachuca mountains approximately 30 miles from Sierra Vista, Arizona. The area has been mined previously through lode workings in the Wakefield Mine and the Van Horn Mine, primarily for silver and tungsten. While the potential exists to evaluate and further quantify the potential values of the lode deposits on the property, the Company's primary focus is in the placer areas which make up part of Bear Creek. It is likely that the placer mineralization is connected with the various lode areas on the property.

    An extensive sampling and testing program indicates a total of approximately 505,000 tons of mineable placer material exists on the claims with an average grade of 0.06 ounces/ton of gold The Company expects to conduct a pilot operation using a portable Cosmos Concentrator unit during the first quarter of 1998. It is estimated that the total cost of the pilot operation will not exceed $75,000 Feasibility and engineering design and the timing of installation of a full scale plant will be determined based on the results of the pilot operation.

      PN 1 & 2 - The PN 1 & 2 property consists of 320 acres of unpatented
      --------
mining claims located 20 miles northwest of Patagonia, Arizona in the Coronado National Forest of Santa Cruz County, Arizona. Access to the area is limited to four-wheel drive vehicles. Prior mining activity has occurred on the property in the Little Joker, St. Louis, Philadelphia, Armada, Lead King and Dragon Z mines all of which were productive of copper, lead, silver and gold. The Company presently anticipates reentering these old shafts and drifts to reestablish production. Sampling and testing at these sites yields mineable ore totaling 369,000 tons with an average grade of 0.09 ounces/ton of gold. In order to properly develop the property; the Company plans to initiate a core-drilling program to better define the mineralization at each site. It is expected that the core drilling program will cost approximately $300,000 and will be deferred until fiscal 1998.

      Santa 1-22 - The claims comprising the Santa 1  through Santa 22 are
      ----------
located in the Patagonia area of Santa Cruz County; Arizona and encompass some 3,300 acres of unpatented mining claims. Mining activity in the past has occurred at the Dixie, Joplin, Last Chance, Happy Jack and Mohawk mines which produced lead, copper, silver and gold. Mining in this area dates to 1879. Numerous tailings piles exist at these sites which can be processed for gold recovery. In addition the Company anticipates conducting a core drilling program to further define the mineralization on the lode mines. Because of the significant placer area available on these claims, the Company expects to conduct an extensive testing and sampling program during fiscal 1997 to determine the suitability of the Cosmos Concentrator to recovering gold in these areas. The sampling and testing which has been conducted to date at the various sites, including the tailings piles indicates a total of 4,320,000 tons of mineable ore with an average grade of 0.06 ounces/ton of gold. The Company expects to conduct its analysis of the placer material during the fourth quarter of fiscal 1997 and anticipates the cost of the test program to be about $75,000. Core drilling to further define the lode mineralization will be delayed until fiscal 1998 due to capital and manpower limitations.

      Cal 1 & 2 - The Cal 1 & 2 property consists of 320 acres of unpatented
      ---------
mining claims located near the city of Butte, Montana. The property contains significant amounts of industrial quality garnet and sapphire as well as gold. The claims consist of placer material deposited by the California Creek and most, if not all of the previous mining in this area has been placer mining Based upon the sampling and testing program which has been conducted to date, the total mineable tonnage available is 2,555,000 tons with an average yield of
0.033 ounces/ton of gold, 5.5 lbs/ton of garnet and 0.12 lbs./ton of sapphire. The Company plans to conduct recovery tests utilizing the Cosmos concentrator during the fourth quarter of fiscal 1998 to determine the suitability of this equipment for recovering gold from these placers. The estimated cost for the test is $55,000. The results of the test will determine the timing and cost of the recovery system installed to initiate full-scale operations.

      Duke Mine - The primary focus of the Company during fiscal 1997 will be
      ---- ----
the initiation of operations on the Duke Mine located in San Juan County, Utah. The property comprises some 900 acres of unpatented mining claims in the Dry Valley Gold Claim area. Access to the property is excellent via blacktop roads adjacent to the claims. The property is located some 20 miles south of Moab, Utah. The primary mineralization at the Duke Mine occurs as microscopic g6ld located in very fine grain placer material. Sieve analysis of the sand indicates that about 71 % of the material is larger than 200 mesh. Recovery tests have been conducted on a grid sampling pattern throughout the claim area utilizing the Cosmos Concentrator and indicate an average recovery of 0.14 ounces/ton of free gold. Because of the nature of the placer material and in particular its size, mining and process recovery operations will be significantly simplified, thereby reducing costs. The company has, subsequent to its reserve report, conducted additional recovery tests utilizing other equipment in addition to the Cosmos Concentrator with similar results. Water is readily available, however, drilling will be required.

      The Company plans to initiate production at the Duke Mine during the third quarter of fiscal 1997 on a pilot operation. A portable Cosmos Concentrator is being purchased and will be moved on site. The facility should be capable of processing about 100 tons of placer material per day. The Company anticipates it will spend approximately $185,000 to begin operations at this level and will operate under a small miner's permit exemption. A full scale modular facility is planned during the second quarter of fiscal 1998, subject to permitting and construction schedules, at a cost of $5.0 million and with a capacity of 10,000 tons per day. The present claims owned by the Company contain approximately 25,550,000 tons of placer material. The company anticipates obtaining additional claims in the vicinity of the Duke Mine during fiscal 1997 to further enhance its mineral resource in this area.

      MEXICO

      Lance and Trega Mines - During 1993 the company entered into a joint
      --------------- -----
venture to exploit gold reserves located in the Sierra Madre mountains of Mexico in and around the town of Uruachi, Mexico. Under the terms of the agreement the Company would own 55 % of the mines for paying $50,000 and 500,000 shares of the Company's restricted common stock and for providing working capital loans of up to $200,000 to be used to complete infrastructure and facilities necessary to develop continuos mining operations. Although the quality of the ore bodies in the Lance and Trega mines tested at very high contents of gold, 4 ounces/ton and 2 ounces/ton, respectively, the Company and its partner were unable to complete the necessary infrastructure due to capital limitations. The project has been essentially mothballed by both parties until such time as sufficient capital is available to complete the construction of roads and facilities. The company has expended approximately $265,000 in the development of this project to date.



PRODUCTIVE WELLS AND ACREAGE

The following table sets forth the Company's producing wells and developed acreage assignable thereto at July 31, 1996.

                                     Productive Wells
                                     -------------------
Developed Acreage         Oil              Gas    Total
-----------------         ---              ---    -----
Gross       Net     Gross      Net    Gross    Net     Gross  Net
-----       -----   -----      -----  -----    ----    -----  ----
8,883       2,005    139        3.83     6    2.06     145    5.89


  Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Wells which are completed in more than one producing horizon are counted as one well. Of the gross wells reported above on a historical none had multiple completions.

   At July 31, 1996, all of the Company leases were held by production.



DRILLING ACTIVITY


    During each of the years ended July 31 1994,1995 and 1996, the Company did not drill or participate in the drilling of any exploratory or developmental oil and gas wells At July 31, 1996, the Company was not participating in the drilling or completion of any oil and gas wells.


COMPETITION


    Competition in the exploration and production business is intense In seeking to obtain desirable producing properties, new leases and exploration prospects, the Company faces competition from both major and independent oil and gas companies as well as from numerous individuals Many of these competitors have financial and other resources substantially in excess of those available to the Company

    Increases in worldwide energy production capability and decreases in energy consumption as a result of conservation efforts have brought about substantial surpluses in energy supplies in recent years. This, in turn, has resulted in substantial competition for markets historically served by domestic natural gas resources both with alternate sources of energy, such as residual fuel oil, and among domestic gas suppliers. As a result, there have been reductions in oil and gas prices, widespread curtailment of gas production and delays in producing and marketing gas alter it is discovered Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and the emergence of various types of gas marketing companies and other aggregators of gas supplies. See "Regulation." As a consequence, gas prices, which were once effectively determined by government regulation, are now largely established by market competition. Competitors of the Company in this market include other producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies, such as residual fuel oil.

    The acquisition of mining claims prospective for precious metals or other minerals is subject to intense competition from a large number of companies and individuals The ability of Company to acquire additional leases or additional mining claims could be curtailed severely as a result of this competition.

    The principal methods of competition in the industry for the acquisition of mineral leases is the payment of bonus payments at the time of acquisition of leases, delay rentals, advance royalties, the use of differential royalty rates, the amount of annual rental payments and stipulations requiring exploration and production commitments by the lessee. Companies with far greater financial resources, existing staff and labor forces, equipment for exploration and mining, and vast experience will be in a better position than the Company to compete for such leases.

GOVERNMENT CONTRACTS

   No portion of the Company's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the Government.


REGULATION


    The oil and gas and mining industries are extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas and mining industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas and mining industries and their individual members some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas and mining industries increases their cost of doing business and consequently, affects their profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

    Exploration and Production. Exploration and production operations of the
    --------------- ----------
Company are subject to various types of regulation at the federal, state and local levels Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilling arid the plugging and abandoning of wells. The Company's operations are also subject to various conservation matters. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties or interests. in this regards some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases In addition, state conservation laws establish maximum rates of production from oil arid gas wells and generally prohibit the venting or flaring of gas and impose certain requirements regarding the rate of production. The effect of these regulations is to limit the amounts of oil and gas the Company can produce from its wells, and to limit the number of wells or the locations at which the Company can drill.

    The states of Oklahoma, Texas and Louisiana have adopted revisions to their production allowable rules under which they regulate the quantities of natural gas which may be produced within their borders. The state of Kansas is considering similar revisions to its allowable rules. The stated rationale behind such prorationing legislation and rulemaking is the conservation of natural resources, prevention of waste and protection of the correlative rights of oil and gas interest owners by limiting production to the available market. Legislation has recently been introduced in the United States Congress to restrict the ability of states to regulate the production of natural gas. It is impossible at this time to determine the effect, if any, these developments may have on the natural gas industry as a whole. The Company does not believe the developments will materially affect its operations.

    The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for various of the Company operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and violations are subject to fines, injunctions or both. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. The Company is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company's overall operations by reason of environmental or occupational safety and health laws and regulations but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

    Natural Gas Sales and Transportation. Federal legislation and regulatory
    ------------------------------------
controls have historically affected the price of the gas produced by the Company and the manner in which such production is marketed. The transportation arid sale for resale of gas in interstate commerce are regulated pursuant to the Natural Gas

Act of 1938 (the NGA") and the Natural Gas Policy Act of l978 (the "NGPA") and Federal Energy Regulatory Commission (FERC) regulations promulgated thereunder. Since 1978, maximum selling prices of certain categories of gas, whether sold in interstate or intrastate commerce, have been regulated pursuant to the NOPA The NGPA established various categories of gas and provided for graduated deregulation of price controls of several categories of gas and the deregulation of sales of certain categories of gas. All price deregulation contemplated under the NOPA has already taken place.


    With respect to certain gas committed or dedicated to interstate commerce prior to the enactment of the NGPA, producers who sell gas for resale in interstate commerce must obtain a certificate of public convenience and necessity from the FERC under the NGA before commencing such sales, make certain filings with respect to the prices at which such sales are made, and secure approval prior to abandonment of service once it is commenced. The NGPA exempts certain gas not dedicated to interstate commerce prior to she date of enactment of the NGPA from NGA regulations including those provisions that require that certification and abandonment be approved by the FERC.

    On July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act") was enacted. The Decontrol Act amends the NGPA to remove as of July 27, 1989, both price and non-price controls from gas not subject to a contract in effect on July 26, 1989. Gas under contract on July 26, 1989. is decontrolled on the earlier of the termination of the contract or January 1, 1993. The Decontrol Act further provides that parties to an existing contract may agree to decontrol as of any date on or after July 26, 1989. Finally, gas from wells spudded after July 26, 1989 is decontrolled on May 15, 1991, even if those wells are still covered by an existing contract.

    The cumulative impact on the Company of the deregulation provisions of the NGPA and the Decontrol Act has been to reduce the amount of the Company's gas production which is subject to price regulation. As a result, none of the Company's gas production is subject to price regulation. Gas which has been removed from price regulation is subject only to that price contractually agreed upon between the producer and purchaser. Under current market conditions deregulated gas prices under new contract tend to be substantially lower than most regulated price ceilings prescribed by the NGPA.

    Several major regulatory changes have been implemented by the FERC from 1985 to the present that affect the economies of natural gas production, transportation and sales. In addition the FERC continued to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry which remain subject to the FERC's jurisdiction. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the gas industry. The ultimate impact of the complex and overlapping rules and regulations issued by the F'ERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions.


TITLE TO PROPERTIES

    Oil and Gas . As is customary in the oil and gas industry, the Company
    -----------
performs a minimal title investigation before acquiring undeveloped properties, which generally consists of obtaining a title report from legal counsel covering title to the major properties (for example, properties comprising at least 80% by value of the acquired properties) and due diligence reviews by independent landmen of the remaining properties. The Company believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. A title opinion is obtained prior to the commencement of any drilling operations on such properties. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. Substantially all of the Company's oil and gas properties are and will continue to be mortgaged to secure borrowings under the Company's credit facilities. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

    Mining. The Company does not have title opinions on its mining claims or
    ------
leases and, therefore, has not identified potential adverse claimants nor has it quantified the risk that any adverse claims may successfully contest all or a portion of its title to the claims. Furthermore, the validity of all unpatented mining claims is dependent upon inherent uncertainties such as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. In the absence of a discovery of valuable minerals, a mining claim is open to location by others unless the claimant is in actual possession of and diligently working the claim (pedis possessio) No assurance can be given with respect to unpatented mining claims in the exploratory stage that a discovery of a valuable mineral deposit will be made.

        To maintain ownership of the possessory title created by an unpatented mining claim against subsequent locators, the locator or his successor in interest must pay an annual fee of $200 per claim.


OPERATIONAL HAZARDS AND INSURANCE

        The operations of the Company are subject to all risks inherent in the exploration for and production of oil and gas and the exploration for and operation of mines and mining equipment, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of, drilling rigs and equipment, formations, producing facilities or other property or could result in personal injury, loss of life or pollution of the environment. Any such event could result in substantial expense to the Company which could have a material adverse effect upon the financial condition of the Company to the extent it is not fully insured against such risk The Company carries insurance against certain of these risks but, in accordance with standard industry practices, the Company is not fully insured for all risks either because such insurance is unavailable or because the Company elects not to obtain insurance coverage because of cost Although such operational risks and hazards may to some extent be minimized. no combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in oil and gas operations, or mining operations



EMPLOYEES


        The Company employs one person in its Evansville, Indiana office whose functions are associated with management, operations and accounting. The Company uses independent contractors to supervise its oil and gas and mining businesses.



ITEM 3. LEGAL PROCEEDINGS.
        -----------------


        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ------------- ------- ---- ---- -------------------

        For the year ended July 31, 1996, there were no matters submitted to a vote of the Company's stockholders.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK; AND RELATED STOCKHOLDER MATTERS.


      The Company's common stock is traded in the over-the-counter market. Since 1984 trading has been so limited and sporadic that it is not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter~dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company has been advised that shares are not presently trading and have not traded significantly during the past three years. The last available quotation was a high asked quotation of $0.20 per share as of June 1996, however only a limited number of shares have traded during the year.

       No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

       At July 31, 1996, there are approximately 557 holders of record of the Company's common stock.



  ITEM 6. SELECTED FINANCIAL DATA
                                                1996         1995         1994         1993        1992       1991
                                            ------------  -----------  -----------  -----------  ---------  ---------
Operating Revenue                           $   105,630      114,667      296,641      433,213     196,703    274,373
Income (loss) from continuing operations    $  (388,089)    (461,186)    (306,397)    (124,914)     10,025     12,630
Net Income (loss)                           $  (276,424)    (702,195)    (307,397)    (124,914)     10,025          0
Net Income (loss) per share                      $(0.01)       (0.03)       (0.01)       (0.01)          0          0
Total Assets                                $ 3,552,369    4,887,842    3,907,113    2,394,010     793,712    176,342
Stockholder's Equity                        $ 1,163,278    1,462,035    1,119,930    1,531,431      17,317    124,001
Cash Dividends Paid per Common Share        $         0            0            0            0           0          0
Number of Outstanding Shares                 31,426,841   24,026,841   21,180,958   10,920,184   7,000,000  7,000,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales, (iii) the level of lease operating expenses, (iv) the level of and interest rates on borrowings and the ability of FSI to market its financial product to generate non-refundable fees to the Company. Since the Company has limited control over the success of FSI's program, the Company will need to rely on the initiation operations on its mining ventures to generatecash flow and future profits. As the Company successfully completes its strategy of becoming a mining company, the same factors listed above will apply to the sale of minerals and metals mined by the Company. Total sales volumes and the level of borrowings are significantly impacted by the degree of success the Company experiences in its efforts to acquire oil and gas properties and its ability to maintain or increase production from existing oil and gas properties through its development and production enhancement activities. As the Company initiates production on its mining properties, results of operations will be affected by:
(i) commodity prices for copper and gold. (ii) the quantity and quality of the ores recovered and processed and (iii) the level of operating expenses associated with the mining operations.

Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow and could significantly impact the Company's borrowing capacity. Prices received by the Company for sales of oil and natural gas have fluctuated significantly from period to period. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is substantially dependent on oil and gas prices. Domestic spot oil prices have ranged from a low of approximately $ 10 per barrel in July 1986 to a high of approximately $40.00 per barrel in October 1982 to a current price of about $19.50 per barrel. The fluctuations in oil prices during these periods reflect market uncertainty regarding OPEC's ability to control the production of its member countries, as well as concerns related to the global supply and demand for crude oil. Since the end of the Gulf War in early 1991, crude oil prices have experienced continued volatility, primarily as a result of OPEC's inability to maintain disciplined production quotas by member countries and the uncertainty associated with Iraq's return to the crude oil export market. These factors continue to overhang the market and will create significant price volatility for the foreseeable future.

Natural gas prices received by the Company fluctuate generally with changes in the spot market price for gas. Spot market gas prices have generally declined in recent years because of lower worldwide energy prices as well as excess deliverability of natural gas in the United Stases. However, natural gas prices have rebounded recently and appear to be poised for further strengthening. Domestic spot natural gas prices have ranged from a low of approximately $0.90 per Mcf in January 1992 to a high of approximately $2.70 per Mcf in April 1996 to a current level of about $2.00 per Mcf. Environmental concerns coupled with recent increases in the use of natural gas to produce electricity have combined to improve prices. Under FERC Order 636, U.S. pipelines have been made more accessible to both buyers and sellers of natural gas and. as a result, natural gas will be able to more effectively compete for market share with other end-use energy forms. All of this suggests a continued improvement in the demand for natural gas over the long term.


Prices for gold have remained relatively stable during the past several years and generally reflect the relatively low inflation rates predominate in the economies of the industrialized nations. Current spot prices for gold are $359.00 per ounce and are expected to continue to remain at or near those levels with only modest adjustments for inflation.


Copper prices have fluctuated dramatically since the Company's acquisition of its copper property with prices ranging from a low of about $0.65 per pound in August 1993 to a high of $1.20 per pound in 1995 to current levels of about $1.00 per pound. Wide variations in copper prices have resulted from the increased demand for electrical wire and copper related products as a result of the continued high growth rate of the economies of the industrialized nations and as a result of periodic reductions in the availability of scrap copper for recycling. Continued fluctuations in the spot price for copper are expected to result from variations in the availability of scrap copper and the continued strong demand from emerging nations.

Within the oil and gas business, it appears that the substantial restructuring of the major and large independent companies is slowing. The merger frenzy of the 1980's has waned and despite the continued exodus by U.S. companies to international ventures, it appears that the next few years will be a "settling in" time for most companies. Nevertheless, there remains a large inventory of properties available for acquisition within the United States. However, it is anticipated that as crude oil prices stabilize and strengthen, fewer companies will be inclined to sell their properties in the future.

The Company's principal source of cash flow is the production and sale of its crude oil and natural gas reserves, which are depleting assess. Cash flow from oil and gas sales depends upon the quantity of production and the price obtained for such production. An increase in prices permits the Company to finance its operations to a greater extent with internally generated funds. A decline in of oil and gas prices reduces the cash flow generated by the Company's operations, which in turn reduces the funds available for servicing debt, acquiring additional oil and gas properties and for developing its mining operations.

In addition to the foregoing, the results of the Company's operations vary due to seasonal fluctuations in the sales prices and volumes of natural gas In recent years. Natural gas prices have been generally higher in the fall and winter. Due to these seasonal fluctuations. results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.


YEAR ENDED JULY 31, 1996 COMPARED TO YEAR ENDED JULY 31, 1995. Total revenues
-------------------------------------------------------------
for the Company for the year ended July 31, 1996 were $105,630 compared to $114,667 for the year ended July 31, 1995. The decrease in revenues reflect lower produced volumes of oil and natural gas and is offset somewhat by slightly higher product prices received. In addition to revenues from operations, the Company generated net revenue of $268,532 during the year from its participation in the financial program offered by FSI. Since the ability of FSI to continue its 1996 levels of placements of its financial product cannot be assured, the Company expects its revenues will decrease during fiscal 1997 and reflect revenue levels commensurate with its current oil and gas operations. The Company sold its oil and gas operations in October, 1996 and as a result will have only minimal revenues until its mining operations begin. Since the Company is, subject to available capital, planning the start-up of operations on its Duke Mine during fiscal 1997 operating revenues may increase if operations are achieved on a significant level.

Operating expenses for the year ended July 31,1996 were $386,619 compared to $389,940 for the year ended July 31, 1995. The level of expenses is expected to remain about the same for fiscal 1997 unless significant mining activity is achieved. General and administrative expenses increased to $312,453 for the year ended July 31, 1996 compared to $234,012 for the prior year end and reflect the present acquisition activity in the mining business and the costs associated therewith. General and administrative expenses are expected to increase dramatically as mining operations are initiated and the Company hires employees to manage its operations.

The Company incurred an after tax loss of $276,424 ($0.01 per share) for the year ended July 31, 1996 compared to a loss of $702,895 ($0.03 per share) for the year ending July 31, 1995 The improvement in the after tax loss reflects the increase in non-refundable fees received by the Company in conjunction with its participation with FSI and the reduction in write-offs incurred in prior years. Until the Company initiates significant mining operations on a continuous basis, it is anticipated that the Company's operations will continue to be unprofitable.

YEAR ENDED JULY 31, 1995 COMPARED TO YEAR ENDED JULY 31, 1994. Total revenues
---------- --------------------------------------------------
from the Company's operations and activities were $114,667 for the year ending July 31,1995 compared to $296,641 for the prior year end. The decrease in revenue of $181,9?4 (61%) reflects the sale of the oil and gas assets of I.B. Energy, Inc. and a reduction of oil and gas prices during 1995. The present level of revenues are indicative of the Company's current oil and gas operations in its Premier Operating Company subsidiary.

Operating expenses declined slightly to $389,940 for the year ended July 31, 1995 compared to $524,525 for the prior year ending July 31, 1994, as a result of she sale of the I.B. Energy, Inc. oil and gas assets and the suspension of certain mining activities. General and administrative expenses remained constant in fiscal 1995 compared to fiscal 1994 as a result of the start-up of certain mining operations within Ridgepointe which were subsequently suspended due to a lack of working capital. The mining company accounted for $105,322 of general and administrative expenses.

The Company incurred an aftertax net loss of $702,895 ($0.03 per share) for the year ending July' 31, 1995 compared to a loss of $265,869 ($0.01 per share) for the year ending July 31, 1994. Until the Company initiates its mining operations on a continuous basis, the Company expects its present level of operations to continue to be unprofitable.

YEAR ENDED JULY 31, 1994 COMPARED TO YEAR ENDED JULY 31, 1993. Total revenues
-------------------------------------------------------------
from the Company's oil and gas operations for the year ended July 31, 1994 were $296,641 as compared to $433,283 for the year ended July 31, 1993. The decrease in revenues is primarily due to the sale of substantially all of the oil and gas assets of I.B.

Energy, Inc. to generate capital for mining operations.

Total operating expenses decreased from $558,267 for the year ended July 31, 1993 to $524,525 for the year ended July 31, 1994. The decrease is primarily due to the sale of the I.B. Energy subsidiary and is offset by higher general and administrative costs associated with the Company's acquisition of mining claims which increased by $98,389 from period to period, by increased interest expenses of $38,947 and by actual mining expenses of $49,000 associated with the company's properties.

The Company incurred an after-tax net loss for the year ended July 31, 1994 of $265,869 ($0.01 per share) compared to an after-tax net loss of $18,268 ($0.00 per share) for the year ended July 31. 1993.


CAPITAL RESOURCES AND LIQUIDITY.

The Company's capital requirements relate primarily to its mining activities and the development of its oil and gas properties. Prior to the change in control, the Company funded its very limited activities from cash flow. The Company, through its subsidiaries, has established credit facilities with a bank to facilitate the funding of its operations. However, today, because of certain defaults which exist in relation to the Company's primary credit facility, additional borrowings are not available to the Company. As a result of the sale of its Premier Operating subsidiary in October, 1996, the Company retired its principal bank debt and no longer has access to financing from that source.

Presently the Company is active in several mining activities which will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to each project on an annual basis and the timing of the development of each project. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that my ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuos manner in the future, management believes the Company will need to raise capital from outside sources during fiscal 1997. In the event that additional capital is not obtained, it may become necessary to alter development plans or otherwise abandon certain ventures.

In order to meet the immediate capital requirements of the mining activities described above, the Company has obtained loans secured by its oil and gas assets in the principal amount of $139,817 at July 31, 1996. As discussed previously, the Company subsequently sold all of its oil and gas properties which resulted the retirement of this debt and in additional working capital available to funding the mining activities. Although the timing of expenditures for the Company's mining activities are distributed over several months, the Company anticipates its current working capital will be insufficient to meet its capital expenditures. Furthermore, since the fees generated from the Company's participation in the program with FSI are unpredictable in both timing and magnitude and because there can be no assurance that FSI will continue to be able to market its product, the Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining companies. There can be no assurance that the Company will be successful in its efforts to locate outside capital and as a result the level of the Company's planned mining activities may need to be curtailed, deferred or abandoned entirely.

The level of the Company's capital expenditures will vary in the future depending on energy and commodity market conditions and upon the level of and mining activity achieved by the Company. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels and that additional funds will be required.

The Company's basic credit facility consists of a revolving credit facility under which the Company has available to it a revolving line of credit in the principal amount of $216,000 As a result of certain defaults by the Company in its credit facility with the bank, the bank has advised the Company that it can no longer utilize the revolving features of the facility. In addition the bank has notified the company that it is in default of its credit facility and is subject to foreclosure.

The Company is required to make interest payments monthly with interest accruing at a varying rate based on the sum of the bank's prime lending rate (10.25 % at July 31, 1996). The revolving line of credit is secured by substantially all of Premier's oil and gas properties Principal payments of $4,500 plus accrued monthly interest began on June 1, 1994 with a final payment of all unpaid principal and interest due at October 31, 1995. The Company has been unable to extend the due date of its loan with its lender, although the lender has notified the Company of its willingness to provide the Company with additional time to payoff the loan balance. As a result of the Company's default under its loan agreement and because there is presently no agreement in place regarding any specific period of time over which the bank will forego further actions, the lender may liquidate the Company's oil and gas properties in satisfaction of the debt. Subsequent to year end the Company sold its oil and gas properties and its Premier Operating subsidiary and paid off the debt. At July 31, 1996 the outstanding balance under the Company's credit facilities with its Bank totaled $139,817.

The Company's existing debt agreements with the bank contain covenants which limit the amount of additional indebtedness the Company may incur, restrict certain acquisitions and sales of oil and gas properties, and prohibit dividends. The Company has obtained certain unsecured loans, in compliance with its bank covenants, from its Chairman, Jeffrey T. Wilson which total $177,639 as of July 31, 1996. These funds are being used to initiate the Company's mining activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At July 31, 1996, the Company had current assets of $25,864 and current liabilities of $2,389,091 which resulted in negative working capital of $2,363,227. The negative working capital position is comprised of senior bank debt, notes payable to shareholders and related parties and acquisition notes. As discussed earlier, if the Company is unsuccessful in obtaining outside capital or extensions to its acquisition note with UFO Limited Partnership regarding the UFO Mine, certain mining activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations of its oil and gas properties will be insufficient to meet its credit repayment obligations and fund the ongoing operating needs of the Company. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 1997 Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell certain of its assets to meet its obligations.

SEASONALITY

The results of operations of the Company are somewhat seasonal due to seasonal fluctuations in the price for crude oil and natural gas. Recently, crude oil and natural gas prices have increased to their highest level in several years. Due to these seasonal fluctuations results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

INFLATION AND PRICES

The Company's revenues and the value of its oil and gas and mining properties have been and will be affected by changes in oil and gas and precious metals prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas and precious metals prices. Prices for these commodities are subject to significant fluctuations that are beyond the Company's ability to control or predict.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           AUDITED FINANCIAL STATEMENTS OF IMPERIAL PETROLEUM, INC.


Independent Auditor's Report................................................ F-1
Consolidated Balance Sheets as of July 31, 1996 and 1995.................... F-2
Consolidated Statements of Operations for the years ended
July 31, 1996, 1995 and 1994.................................................F-3
Consolidated Statements of Stockholder's Equity for the years
Ended July 31, 1996, 1995 and 1994.......................................... F-4
Consolidated Statements of Cash flows for the years ended
July 31, 1996, 1995 and 1994.................................................F-5
Notes to Consolidated Financial Statements.................................  F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

                                   PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

          The following table sets forth certain information regarding the directors, executive officers and key employees of the Company.

     NAME                  AGE                          POSITION
     ----                  ---                          --------

Jeffrey T. Wilson           43             Director, Chairman of the Board, President and Chief
                                            Executive Officer

Malcolm W. Henley           45             Director, Vice President

Stacey D. Smethers          28             Director, Secretary


Jeffrey T. Wilson has been Director, Chairman of the Board, President and Chief Executive Officer of the Company since August 1993. Mr. Wilson is a Director, Chairman and President of LaTex Resources, Inc., an affiliate of the Company, and was the founder of its principal operating subsidiary, LaTex Petroleum Corporation. Prior to his efforts with LaTex, Mr. Wilson was Director and Executive Vice President of Vintage Petroleum, Inc. and was employed by Vintage in various engineering and acquisition assignments from 1983 to 1991. From August 1980 to May 1983 Mr. Wilson was employed by Netherland, Sewell & Associates Inc., a petroleum consulting firm. Mr. Wilson began his career in the oil and gas business in June 1975 with Exxon Company USA in various assignments in the Louisiana and South Texas areas. Mr. Wilson holds a Bachelor of Science Degree in Mechanical Engineering from Rose-Hulman Institute of Technology.

Malcolm W. Henley has been a Director and Vice President of the Company since May 1996. Mr. Henley is a Director and Vice President of LaTex Resources, Inc., an affiliate of the Company and was founder of Enpro, Inc. a crude oil and natural gas marketing subsidiary of LaTex. Mr. Henley's prior experience includes Manager of Operations for Champlin Pipeline Company from 1976 to 1979 and Continental Oil Company from 1975-1976. Mr. Henley has a Bachelor of Arts Degree in Business Administration from Oklahoma State University and an Associate Degree in Petroleum Land Technology from Tulsa Junior College.

Stacey D. Smethers has been a Director of the Company and Director since July 1995. Mrs. Smethers is Executive Assistant to the President of Enpro, Inc. and Marketing Representative for LaTex Resources, Inc., an affiliate of the Company. Mrs. Smethers has seven years of varied experience in the oil and gas industry including assignments in marketing, administration and petroleum land management.

SECTION 16(a) REPORTING DEFICIENCIES

Section 16(a) of the Securities and Exchange Act of 1934 ("Exchange Act") requires the Company's directors and officers and persons who own more than 10% of a registered class of the Company's equity securities, to file initiak reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers ("NASD"). Such persons are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file.

Based upon a review of From 3, 4 and 5 filings made by the Company's officers and directors during the past fiscal year ended July 31, 1996 under Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company's Chairman of the Board, President and Chief Executive Officer and (2) other compensation paid to officers and directors of the Company. During the tree fiscal years ended July 31, 1996, 1995 and 1994 (I) no restricted stock awards were granted, (ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

The Company began accruing salary due to Jeffrey T. Wilson in January 1994. To date no actual salary payments have been made to Mr. Wilson.



                          SUMMARY COMPENSATION TABLE
                         ----------------------------

                                                     LONG TERM AWARDS
                                                     ----------------
                     ANNUAL COMPENSATION                 WARRANTS
                     -------------------                 ---------
NAME AND PRINCIPAL
------------------
POSITION             YEAR  SALARY       BONUS            # SHARES
--------             ----  ------       -----            ---------

Jeffrey T. Wilson    1996     $100,000   --                ----
                     1995     $ 79,167   --                ----
                     1994     ----       --                ----

Malcolm W. Henley    1996     ----       --            2,000,000(1)
                     1995     ----       --                ----
                     1994     ----       --                ----

Stacey D. Smethers   1996     ----       --              500,000(1)
                     1995     ----       --                ----
                     1994     ----       --                ----

None of the executive officers listed received perquisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officers.
(1) The exercise price of the warrants is $0.03 per share with a term of three years from July 10, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          As of July 31, 1996, the Company has 31,426,841 issued and outstanding shares of common stock. The following table sets forth, as of July 31, 1996, the number and percentage of shares of common stock of the Company owned beneficially by (I) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company's common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31, 1996, the Company had approximately 500 holders of common stock of record.

                                    Number of Shares
Name of Beneficial Owner           Beneficially Owned  Percent of Class
------------------------           ------------------  -----------------

Jeffrey T. Wilson (1)                      11,345,128           36.1%

Malcolm W. Henley (2)                         293,567            0.9%

Stacey D.Smethers (2)                          10,000            ----

LaTex Resources, Inc.(3)                    3,598,730           11.5%

All officers and directors
 as a Group (3 people)                     11,648,695           37.0%


(1) The mailing address of Mr. Wilson is 100 NW Second Street, Suite 312, Evansville, Indiana 47708. Includes 770,128 shares owned by LaTex Resources, Inc. by virtue of Mr. Wilson's 21.4% ownership of LaTex.

(2) The mailing address of Mr. Henley and Mrs. Smethers is 4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma 74135. Includes 93,567 shares owned by LaTex Resources, Inc. in Mr. Henley's total by virtue of his 2.6% ownership of LaTex.

(3) The mailing address of LaTex Resources, Inc. is 4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma 74135.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of July 31, 1996, the Company has notes payable to Latex Resources, Inc. totaling $747,870 which are secured by certain mining claims.

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $177,639 as of July 31, 1996. In addition, Mr. Wilson has personally guaranteed the indebtedness of Premier Operating Company with its principal lender.

The Company has made unsecured loans to Wexford Technology, Inc., an affiliate of the Company, of $138,489 as of July 31, 1996.

The officers and directors of the Company are also officers and directors of LaTex Resources, Inc. which is also engaged in the oil and gas business. As a result there may exist conflicts of interest between the operations of the companies.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ---------------------------------------------------------------

(a) Financial Statements (See Item 8. Financial Statements and Supplementary Data):

            Financial Statements of Imperial Petroleum, Inc.

            Reports of Independent Public Accountants;
            Consolidated Balance Sheets as of July 31, 1996 and 1995; Consolidated Statements of Operations for the years ended
July 31, 1996, 1995, and 1994;
            Consolidated Statements of Stockholder Equity for the years ended July31, 1996, 1995, and 1994;
            Consolidated Statements of Cash Flows for the years ended July 31, 1996, 1995, and 1994;
            Notes to Consolidated Financial Statements.

            Supplemental Financial Information
            Schedule II - Amounts Receivable from Related Parties. Other Schedules are omitted as they are not required.

(b)         Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal year ended July 31, 1996.


(c)          Exhibits.

2.1 Reorganization Agreement and Plan incorporated herein by reference to Exhibit E to the Registrant's General Form for Registration of Securities on Form 10 filed with the Securities and Exchange Commission on August31, 1981 (the "Form 10").

2.2 Article of Merger incorporated herein by reference to Exhibit F of the Form 10.

2.3 Agreement to Exchange Stock and Plan of Reorganization dated August 27, 1993 by and between Imperial Petroleum, Inc., Glauber Management Company, Glauber Valve Co., Inc., Jeffrey T. Wilson, James G. Borem, and those persons listed on exhibit A thereto, and exhibits and schedules attached thereto, incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 1993.

2.4 First Amendment to Agreement to Exchange Stock and Plan of Reorganization dated August 27, 1993 by and between Imperial Petroleum, Inc., Glauber Management Company, Glauber Valve Co., Inc., Jeffrey T. Wilson, James G. Borem, and those persons listed on Exhibit A thereto, and exhibits and schedules attached thereto, incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 1993.

2.5 Stock Exchange Agreement dated October 4, 1993 by and between Imperial Petroleum, Inc., Frederic D. Sewell, and the remaining parties identified in Schedules "A-1" and "A-2" thereto, and exhibits and schedules attached thereto, incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 1993.


3.1 Certificate of Incorporation of the Registrant incorporated herein by reference to Exhibit -~ of the Form 10.

3.2 Bylaws of the Registrant incorporated herein by reference to Exhibit B of the Form 10.

4            Instruments defining the rights of security holders, including indentures. Not applicable.

9            Voting Trust Agreement. Not applicable.

10.1 Letter Agreement between I.B. Energy, Inc. and Bank of Oklahoma, N.A. dated July 9, 1992.

10.2         Promissory Note in the principal sum of $395,000 by and between lB.
Energy, Inc. and Sank of Oklahoma, N.A. dated July 9, 1992.

10.3 Mortgage, Deed of Trust, Security Agreement, Financing Statement and Assignment between I.B. Energy, Inc. and Bank of Oklahoma, N.A. dated July 9, 1992.

10.4 Guaranty Agreement by and between James G. Borem, Patricia Borem and Bank of Oklahoma, N.A. dated July 9, 1992.

10.5         Guaranty Agreement by and between Jeffrey T. Wilson, Annalee C.
Wilson and Bank of Oklahoma, N.A. dated July 9, 1992.

10.6 Letter Agreement between I.B. Energy, Inc. and Bank of Oklahoma, N.A. dated July 9,1992.

10.7 Security Agreement and Assignment [Louisiana] between IB. Energy, Inc. and Bank of Oklahoma, NA. dated July 9, 1992.

10.8 Act of Pledge and Security Agreement between I.B. Energy, Inc. and Bank of Oklahoma, NA. dated July 9, 1992.

10.9 Letter Agreement between I.B. Energy, Inc., Bank of Oklahoma, N.A., Jeffrey T. Wilson, Annalee C. Wilson, James G. Borem and Patricia Borem dated May 7, 1993.

10.10 Promissory Note in the principal sum of $350,000 by and between I.B. Energy, Inc., and Bank of Oklahoma, N.A. dated May 7, 1993.

10.11 Guaranty Agreement by and between Ridgepointe Mining Company and Bank of Oklahoma N.A. dated May 7, 1993.

10.12        Guaranty Agreement by and between Jeffrey T. Wilson. Annalee C.
Wilson, and Bank of Oklahoma, NA. dated May 7, 1993.

10.13 Guaranty Agreement by and between James G. Borem, Patricia Borem, and Bank of Oklahoma, NA. dated May 7, 1993.

10.14 Promissory Note in the principal sum of $216,000 by and between Premier Operating Company and Bank of Oklahoma, N.A. dated October 18, 1993.

10.15 Mortgage, Deed of Trust, Security Agreement. Financing Statement and Assignment (Midland County, Texas) by and between Premier Operating Company and Bank of Oklahoma, NA. dated October 18, 1993.

10.16 Financing Statement by and between Premier Operating Company and Bank of Oklahoma. N.A. dated October 18, 1993.

10.17 Letter Agreement by and between Premier Operating Company and Bank of Oklahoma, N.A. dated October 18, 1993.

10.18 Negative Pledge Agreement by and between Premier Operating Company and Bank of Oklahoma, N.A. dated October 18, 1993.

10.19 Guaranty Agreement by and between Ridgepointe Mining Company and Bank of Oklahoma, N.A. dated October 18, 1993.

10.20 Guaranty Agreement by and between the Registrant and Bank of Oklahoma, N.A. dated October 18, 1993.

10.21        Guaranty Agreement by and between Jeffrey T. Wilson, Annalee C.
Wilson, and Bank of Oklahoma, N.A. dated October 18, 1993.

11           Statement re: computation of per share earnings. Not applicable.

12           Statement re: computation of ratios. Not applicable.

13           Annual Report to security holders, Form 10-Q, or quarterly report to security holders. Not applicable.

16           Letter re change in certifying accountant. Not applicable.

18           Letter re: change in accounting principles. Not applicable.

21           Subsidiaries of the Registrant.

22           Published report regarding matters submitted to vote of security holders. Not applicable.

23           Consents of experts and counsel. Not applicable.

24           Power of Attorney. Not applicable.

27           Financial Data Schedule. Not applicable.

28           Information from reports furnished to state insurance regulatory authorities. Not applicable;

99           Additional Exhibits; Not applicable.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                Imperial Petroleum, Inc.
Date: August 25, 1997                           /S/  Jeffrey T. Wilson
                                                ----------------------
                                                Jeffrey T. Wilson, President
                                                and Chief Executive Officer



     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                             Title                          Date
-------------                      ------------                      ----


/s/  Jeffrey T. Wilson       President and Chief Executive      August 25, 1997
----------------------       Officer (Principal Executive
Jeffery T. Wilson             Officer) and Director

                 [LETTERHEAD OF BRISCOE & BURKE APPEARS HERE]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



Board of Directors
Imperial Petroleum, Inc.
Evansville, Indiana


We have audited the accompanying consolidated balance sheets of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 1996 and 1995 and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 1996, 1995 and 1994 and for the period from August 1, 1992 (inception) to July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended July 31, 1996, 1995 and 1994 and for the period from August 1, 1992 (inception) to July 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, substantial working capital deficiencies, and has not completed the necessary reserve studies to determine the metal content of the reserves and the related future production costs which affect the recoverability of capitalized costs. Additionally, as described in Note 6 to the financial statements, the Company is in default on a portion of its notes payable relating to a mining claim option. These factors raise substantial doubt about its ability to continue as a going concern. Further, there can be no assurance, assuming the Company successfully raises additional funds, that it will be able to economically recover the value of its mining claims or achieve profitability. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ BRISCOE & BURKE

                                                    BRISCOE & BURKE
                                                    Certified Public Accountants



January 15, 1997
Tulsa, Oklahoma

                            IMPERIAL PETROLEUM, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                             July 31, 1996 and 1995

ASSETS                                           1996           1995
                                             -----------     ----------
Current assets:
  Cash                                       $     9,041     $    3,279
  Accounts receivable - oil and gas               15,673         11,744
  Other current assets                             1,150            432
                                             -----------     ----------

   Total current assets                           25,864         15,455
                                             -----------     ----------

Property, plant and
 equipment at cost, using successful
 efforts method for oil and gas properties
 (Note 2)
Oil and gas properties:
  Equipment and leasehold costs                  393,878        433,441
  Other depreciable assets                         2,335         10,679
                                             -----------     ----------

                                                 396,213        444,120

Less: accumulated depreciation
 and depletion                                   276,491        278,103
                                             -----------     ----------

Oil and gas properties and other, net            119,722        166,017
                                             -----------     ----------

Mining properties under development
  (Notes 1, 2, and 4):
  Mining claims, options
   and development costs                       2,570,171      3,347,918
  Mining and milling equipment                   735,236      1,298,689
  Acquisition in progress                         28,000              -
                                             -----------     ----------
                                               3,333,407      4,646,607
                                             -----------     ----------
  Net property, plant and equipment            3,453,129      4,812,624
                                             -----------     ----------

Other assets:
  Accounts receivable - related party
   (Note 3)                                        9,876              -
  Deferred organization cost                           -         24,688
  Investments-other                                2,445              -
  Investments-securities (Notes 2 and 12)         60,980         35,000
  Deposits and other assets                           75             75
                                             -----------     ----------

    Total other assets                            73,376         59,763
                                             -----------     ----------

    TOTAL ASSETS                             $ 3,552,369     $4,887,842
                                             ===========     ==========



LIABILITIES and                                 1996            1995
STOCKHOLDERS' EQUITY                         -----------     ----------
Current liabilities:
  Accounts payable                           $    49,262     $   67,370
  Accounts payable - related parties                   -         10,951
  Accounts payable - other                        18,718         16,918
  Accrued expenses                               252,235        174,435
  Unearned revenue                                 3,550              -
  Notes payable (Note 6)                       1,139,817      2,302,473
  Notes payable - related parties
   (Note 7)                                      925,509        853,660
                                              ----------     ----------

   Total current liabilities                   2,389,091      3,425,807
                                              ----------     ----------

Noncurrent liabilities:
  Deferred income taxes (Note 5)                       -              -
  Notes payable, less current
   portion (Note 6)                                    -              -
                                              ----------     ----------

   Total noncurrent liabilities                        -              -
                                              ----------     ----------

Stockholders' equity:
  Preferred stock - par value $.01;
   issued and outstanding -0- in
   1996 and 1995                                       -              -
  Common stock - par value $.001;
   issued and outstanding 31,426,841
   on July 31, 1996 and 24,026,841
   on July 31, 1995                               31,427         24,027
  Additional paid-in capital                   2,472,959      2,366,171
  Treasury stock 715,000 and -0-
   shares, respectively                         (120,313)             -
  Accumulated deficit                         (1,204,587)      (928,163)
  Unrealized loss on marketable
   securities (Notes 2 and 12)                   (16,208)             -
                                              ----------     ----------

     Total stockholders' equity                1,163,278      1,462,035
                                              ----------     ----------

Commitments and contingencies
(Note 9)


  TOTAL LIABILITIES and
    STOCKHOLDERS' EQUITY                      $3,552,369     $4,887,842
                                              ==========     ==========

The accompanying notes are an integral part of these financial statements.

                            IMPERIAL PETROLEUM, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                For the Years Ended July 31, 1996, 1995 and 1994

                                                          1996          1995          1994
                                                      ------------  ------------  ------------
Operating income:
  Oil and gas revenue                                 $   104,740   $   103,836   $   279,616
  Oil and gas lease operations and management fees            890        10,831        17,025
                                                      -----------   -----------   -----------

    Total operating income                                105,630       114,667       296,641
                                                      -----------   -----------   -----------

Operating expenses:
  Oil and gas lease operating expense                      44,980        61,287       147,625
  Dry hole costs                                                -        48,285        14,940
  Mining lease expense                                      1,760             -        49,000
  General and administrative expenses                     312,453       234,012       234,424
  Depreciation and depletion (Note 2)                      27,426        46,356        78,536
                                                      -----------   -----------   -----------

    Total operating expenses                              386,619       389,940       524,525
                                                      -----------   -----------   -----------

Loss from operations                                     (280,989)     (275,273)     (227,884)
Other income and expense:
  Interest expense                                       (107,100)     (185,913)      (78,513)
  Interest income                                               -             -           377
  Gold certificate income - net (Note 15)                 268,532             -             -
  Unrealized loss on marketable securities                      -      (233,750)            -
  Provision for loss (Note 4)                                   -      (163,860)            -
  Loss on write-down of mining equipment (Note 14)       (121,953)            -             -
  Gain (loss) on sale of assets                           (34,914)            -        18,994
                                                      -----------   -----------   -----------

Net loss before income taxes                             (276,424)     (858,796)     (287,026)
                                                      -----------   -----------   -----------

Provision for income taxes:  (Note 5)
  Current                                                       -         7,100       (67,956)
  Deferred                                                      -      (163,001)       46,799
                                                      -----------   -----------   -----------

    Total benefit from income taxes                             -      (155,901)      (21,157)
                                                      -----------   -----------   -----------

Net loss                                              $  (276,424)  $  (702,895)  $  (265,869)
                                                      ===========   ===========   ===========

Loss per share (Note 2)                                     $(.01)        $(.03)        $(.01)
                                                      ===========   ===========   ===========
Weighted average shares outstanding                    24,927,938    23,892,869    21,180,958
                                                      ===========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                Consolidated Statements of Stockholders' Equity

               For the Years Ended July 31, 1996, 1995, and 1994


                                   Common Stock
                             ------------------------     Additional                                  Unrealized         Total
                                              Par           Paid-In     Treasury        Retained        Loss on       Stockholders'
                               Shares        Value          Capital       Stock         Earnings         Equity          Equity
                             -----------   ---------      ----------  ------------     -----------   -------------    ------------
Balances at July 31, 1993     12,560,730   $ 125,607      $1,365,230  $          -     $    40,601   $           -      $1,531,438

Restatement to Imperial,
 par value                             -    (113,046)        113,046             -               -               -               -
Reverse acquisition of
  Imperial Petroleum, Inc.
   (Note 1)                    8,117,111       8,117         251,081             -               -               -         259,198
Acquisition of Premier
 Operating Company
  (Note 1)                       749,000         749         275,671             -               -               -         276,420
Stock issued for mining
 properties                    1,000,000       1,000          87,743             -               -               -          88,743
Net loss for the period                -           -               -             -        (265,869)              -        (265,869)
                              ----------   ---------      ----------  ------------     -----------   -------------      ----------

Balances at July 31, 1994     22,426,841      22,427       2,092,771             -        (225,268)              -       1,889,930

Stock issued for services        100,000         100          17,088             -               -               -          17,188
Stock issued for mining
 properties
   and equipment               1,500,000       1,500         256,312             -               -               -         257,812
Net loss for the period                -           -               -             -        (702,895)              -        (702,895)
                              ----------   ---------      ----------  ------------     -----------   -------------      ----------

Balances at July 31, 1995     24,026,841      24,027       2,366,171             -        (928,163)              -       1,462,035

Receipt of Treasury stock              -           -               -      (120,313)              -               -        (120,313)
Stock issued for services        500,000         500          14,500             -               -               -          15,000
Stock issued for mining
 properties
  and equipment                1,900,000       1,900          55,100             -               -               -          57,000
Stock issued for investment    5,000,000       5,000          37,188             -               -               -          42,188
Net loss for the period                -           -               -             -        (276,424)        (16,208)       (292,632)
                              ----------   ---------      ----------  ------------     -----------   -------------      ----------

Balances at July 31, 1996     31,426,841   $  31,427      $2,472,959  $   (120,313)    $(1,204,587)  $     (16,208)     $1,163,278
                              ==========   =========      ==========  ============     ===========   =============      ==========

The accompanying notes are an integral part of these financial statements.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                     Consolidated Statements of Cash Flows

                For the Years Ended July 31, 1996, 1995 and 1994

                                                                              1996         1995         1994
                                                                            ---------    ---------    ---------

Cash flows from operating activities:
  Historical net loss                                                       $(276,424)   $(702,895)   $(265,869)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and depletion                                                 27,426       46,356       78,536
    Unrealized loss on marketable securities                                        -      233,750            -
    Provision for loss (Note 4)                                                     -      163,860            -
    (Increase) Decrease in refundable income tax                                    -       56,500      (56,500)
    (Increase) Decrease in accounts receivable - oil and gas production        (3,929)      24,859          440
    (Increase) Decrease in accounts receivable - other                              -        4,910       (4,910)
    (Increase) Decrease in other current assets                                  (718)      54,356      (43,338)
    (Increase) Decrease in other assets                                        14,812        9,331       33,069
    Increase (Decrease) in accounts payable                                   (18,108)       5,769       14,902
    Increase (Decrease) in accounts payable - related parties                 (10,951)     (19,323)           -
    Increase (Decrease) in accounts payable - other                             1,800      (41,487)      43,465
    Increase (Decrease) in accrued expenses                                    77,800      107,710       66,725
    Increase (Decrease) in unearned revenue                                     3,550            -            -
    Increase (Decrease) in income taxes payable                                     -      (39,128)     (56,872)
    Increase (Decrease) in deferred income taxes                                    -     (170,518)      54,805
                                                                            ---------    ---------    ---------

      Net cash used for operating activities                                 (184,742)    (265,950)    (135,547)
                                                                            ---------    ---------    ---------


Cash flows from investing activities:
  Mining options, properties and equipment purchased                          (20,000)    (173,634)    (381,325)
  Oil and gas properties and equipment                                              -          800      153,850
  Write-down of oil and gas equipment                                          18,869            -            -
  Write-off of mining claims and equipment                                    134,824            -            -
  (Increase) Decrease in investment - other                                    (2,445)      48,285      (48,285)
  Investment in restricted stock through acquisition                                -            -     (268,750)
                                                                            ---------    ---------    ---------

    Net cash used for investing activities                                  $ 131,248    $(124,549)   $(544,510)
                                                                            ---------    ---------    ---------



The accompanying notes are an integral part of these financial statements.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                     Consolidated Statements of Cash Flows

                For the Years Ended July 31, 1996, 1995 and 1994

                                                                            1996         1995        1994
                                                                        -----------    --------   ----------
Cash flows from financing activities:
  Increase (Decrease) in notes payable                                  $   (12,593)   $(71,360)  $  (71,093)
  Increase (Decrease) in notes payable - related parties                     71,849     496,950      233,357
  Increase (Decrease) in long-term debt                                           -     (36,482)    (130,608)
  Increase (Decrease) in equity through acquisition                               -           -      624,361
                                                                        -----------    --------   ----------

    Net cash provided by financing activities                                59,256     389,108      656,017
                                                                        -----------    --------   ----------

Net increase (decrease) in cash and cash equivalents                          5,762      (1,391)     (24,040)

Cash and cash equivalents at beginning of year                                3,279       4,670       28,710
                                                                        -----------    --------   ----------

Cash and cash equivalents at end of year                                $     9,041    $  3,279   $    4,670
                                                                        ===========    ========   ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for
    Interest                                                            $    63,270    $100,414   $   33,203
    Income taxes                                                                  -           -       56,500

Supplemental schedule of noncash investing and financing activities:
  Stock issued for mining equipment and mining claim options            $   (57,000)   $257,812   $   88,743
  Stock issued for reverse acquisition of Imperial Petroleum, Inc.                -           -      259,197
  Stock issued for acquisition of Premier Operating Company                       -           -      276,421
  Assumption of note payable for mining property                                  -           -    1,000,000
  Stock issued for services                                                 (15,000)     17,188            -
  Stock issued for investment                                               (42,188)          -            -
  Rescind agreement on mining claims and equipment                        1,270,376           -            -
  Rescind agreement on notes payable                                     (1,150,063)          -            -
  Rescind agreement on common stock issued                                 (120,313)          -            -
  Unrealized loss on equity securities                                       16,208           -            -
  Write-down of oil and gas assets                                           18,869           -            -
  Write-down of mining claims                                               134,824     163,860            -
                                                                        -----------    --------   ----------

     Total                                                             $     55,713    $438,860   $1,624,361
                                                                       ============    ========   ==========

Disclosure of accounting policy:
  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these financial statements.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION

     ORGANIZATION
     ------------

     Imperial Petroleum, Inc. (the "Company") is engaged in oil and gas production through its wholly owned subsidiary, Premier Operating Company. The Company's oil and gas operations are conducted in Oklahoma, Texas, and Louisiana (See Note 16).

     The Company is also engaged, through its wholly owned subsidiary, Ridgepointe Mining Company, in testing, defining and developing mineral reserves on mining claims it owns or operates in Utah, Montana, Arizona, and New Mexico.

     FINANCIAL CONDITION
     -------------------

     The Company's financial statements for the year ended July 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $276,424 for the year ended July 31, 1996 and as of July 31, 1996 has an accumulated deficit of $1,204,587 and a deficit working capital of $2,363,227.

     The Company's management plans to raise capital to fund continuing operations by utilization of one or a combination of the following:

          1. The continuation of its efforts in the issuance of Gold Dore Certificates (See Note 15).

          2. The private placement of equity securities through negotiations with potential market makers in the Company's securities.

          3. The joint venture of the Company's Utah property with another mining company to provide the capital resources to develop all of the Company's properties.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements

1.   ORGANIZATION AND BUSINESS COMBINATION (CONTINUED)

     ACQUISITION OF IMPERIAL PETROLEUM, INC.
     ---------------------------------------

     Pursuant to an Agreement to Exchange Stock and Plan of Reorganization dated August 27, 1993 (the "Stock Exchange Agreement"), between Imperial Petroleum, Inc. ("Imperial"), Glauber Management Company, ("Glauber Management"), Glauber Valve Co., Inc., ("Glauber Valve"), and the Ridgepointe Stockholders, the Ridgepointe Stockholders agreed to exchange (the "Ridgepointe Exchange Transaction") a total of 12,560,730 shares of the common stock of Ridgepointe Mining Company, representing 100% of the issued and outstanding common stock of Ridgepointe, for a total of 12,560,730 shares of newly issued shares of Imperial's common stock representing 59.59% of Imperial's resulting issued and outstanding common stock. The one-for-one ratio of the number of shares of Imperial's common stock exchanged for each share of Ridgepointe common stock was determined through arms length negotiations between Imperial and the majority stockholders of Ridgepointe. As a result, Ridgepointe became a wholly owned subsidiary of Imperial.

     As a condition to the Ridgepointe Exchange Transaction, Imperial received and cancelled 7,232,500 shares of its Common Stock from Glauber Management and received 100,000 shares of the common stock of Tech-Electro Technologies, Inc. from an affiliate of Glauber Management and Glauber Valve. In addition, Glauber Management or Glauber Valve, or their affiliates, transferred to Imperial 75,000 shares of common stock of Chelsea Street Holding Company, Inc.

     ACQUISITION OF PREMIER OPERATING COMPANY
     ----------------------------------------

     Pursuant to a Stock Exchange Agreement dated October 4, 1993 (the "Stock Exchange Agreement") between Imperial Petroleum, Inc. and the Premier Stockholders, the Premier Stockholders agreed to exchange (the "Premier Exchange Transaction") an aggregate of 749,000 shares of the common stock of Premier Operating Company ("Premier"), consisting of 252,000 shares of Class A voting common stock and 497,000 shares of non-voting Class B common stock, representing 100% of the issued and outstanding common stock of Premier, for a total of 749,000 shares of newly issued shares of the Company's common stock representing 3.62% of the Company's resulting issued and outstanding common stock. The one-for-one ratio of the number of shares of the Company's common stock exchanged for each share of Premier common stock was determined through arms length negotiations between the Company and a major shareholder of Premier, on behalf of the Premier Stockholders. The business combination was accounted for using the purchase method of accounting. As a result, Premier became a wholly owned subsidiary of the Company.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (CONTINUED)

     DEVELOPMENT STAGE COMPANY
     -------------------------

     A summary of the financial information of Ridgepointe Mining Company (A Development Stage Company), excluding its wholly owned subsidiary I. B. Energy, Inc., is as follows:

                                      1996          1995
                                   ----------    ----------

    Current assets                 $       25    $      167
    Net property and equipment      3,333,407     4,646,607
    Other assets                        2,445         7,500
                                   ----------    ----------

      Total assets                 $3,335,877    $4,654,274
                                   ==========    ==========

                                         1996          1995
                                   ----------    ----------

    Current liabilities            $2,544,487    $3,640,328
    Long-term liabilities                   -             -
    Common stock                      125,107       125,107
    Paid-in capital                 1,343,886     1,343,886
    Deficit accumulated during
      development stage              (677,603)     (455,047)
                                   ----------    ----------

      Total liabilities and
        stockholders' deficit      $3,335,877    $4,654,274
                                   ==========    ==========

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (CONTINUED)


                                                        Cumulative
                               1996         1995      From Inception
                            -----------  -----------  ---------------

Operating revenues          $        -   $        -       $        -
Miscellaneous income                 -        6,500           96,579
                            ----------   ----------       ----------

   Total income                      -        6,500           96,579

Lease operating expenses         1,760            -           70,760
General and
  administrative                54,121      108,036          328,308
                            ----------   ----------       ----------

   Total expenses               55,881      108,036          399,068

Net operating loss             (55,881)    (101,536)        (302,489)

Interest                       (28,677)    (142,877)        (243,026)
Loss on sale/write-down
  of assets                   (137,998)    (163,860)        (179,905)
                            ----------   ----------       ----------

Net loss before
  income taxes                (222,556)    (408,273)        (725,420)
Income tax benefit                   -     (159,700)        (169,770)
                            ----------   ----------       ----------

   Net loss                 $ (222,556)   $(248,573)       $(555,650)
                            ==========    ==========       =========

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (CONTINUED)

                                                              Cumulative
                                                            From Inception
                                                            --------------
     Cash flows from operating activities:
        Historical net loss                                   $  (677,603)
        Adjustments to reconcile net loss to net cash
          provided by operating activities:
          Depreciation and depletion                                    -
          (Increase) in other assets                               (2,445)
          Increase in current liabilities                       1,435,895
                                                              -----------

            Net cash used for operating activities                755,847
                                                              -----------

      Cash flows from investing activities:
        Mining options, properties and equipment
          purchased - net                                      (1,864,414)
                                                              -----------

            Net cash used for investing activities             (1,864,414)
                                                              -----------

       Cash flows from financing activities:
        Increase in notes payable                               1,000,000
        Increase in notes payable - related parties               108,592
                                                              -----------

          Net cash provided by financing activities             1,108,592
                                                              -----------

        Net increase in cash and cash equivalents                      25

        Cash and cash equivalents at inception                          -
                                                              -----------

        Cash and cash equivalents at July 31, 1996            $        25
                                                              ===========

       Supplemental disclosures of cash flow information:
         Cash paid during the period for
           Interest                                           $         -
           Income taxes                                                 -

      Disclosure of accounting policy:
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The July 31, 1996, 1995 and 1994 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, and I. B. Energy, Inc. All significant intercompany accounts have been eliminated.

     ACCOUNTING ESTIMATES
     --------------------

     The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FINANCIAL INSTRUMENTS
     ---------------------

     The fair value of current assets and current liabilities are assumed to be equal to their reported carrying amounts due to the short maturities of these financial instruments.

     The carrying value of all other financial instruments approximates fair value.

     MARKETABLE SECURITIES
     ---------------------

     The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost and investment income is included in earnings. The Company classifies certain highly liquid securities as trading securities. Trading securities are stated at fair value and unrealized holding gains and losses are included in income. Securities that are not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of exposure to any one institution. In the case of default of any one financial institution, no cash investments exist that are not covered by the FDIC. The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company has not experienced significant credit losses on such receivables. The Company performs periodic evaluations of its customers' financial condition and generally does not require collateral.

     DEVELOPMENT STAGE SUBSIDIARY
     ----------------------------

     Ridgepointe Mining Company, a wholly owned subsidiary, is in the process of defining mineral reserves and raising capital for operations. As such, Ridgepointe Mining Company is considered a development stage enterprise.

     REVENUE RECOGNITION
     -------------------

     The Company recognizes oil and gas revenue in the month of sale. Mining revenues will be recognized in the month of sale. Uncollected revenue is accrued based on known facts and trends of the relevant oil and gas properties on a monthly basis.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


2.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROPERTY, EQUIPMENT, DEPRECIATION AND DEPLETION
     -----------------------------------------------

     The Company uses the successful efforts method to account for costs in the acquisition and exploration of oil and natural gas reserves. Costs to acquire mineral interests in proved reserves, and to drill and equip development wells are capitalized. Geological and geophysical costs and costs to drill exploratory wells which do not find proved reserves are expensed. Undeveloped oil and gas properties which are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. The remaining unproved oil and gas properties are aggregated and an overall impairment allowance is provided based on Company experience. Depletion and depreciation are calculated on the units of production method based upon current estimates of oil and gas reserves provided by management.

     Non oil and gas property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of non oil and gas assets. Expenditures which significantly increase values or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation and depletion are eliminated from the respective accounts and the resulting gain or loss is included in current earnings.

     Mining exploration costs are expensed as incurred. Development costs are capitalized. Depletion of capitalized mining costs will be calculated on the units of production method based upon current production and reserve estimates when placed in service.

     INCOME TAXES
     ------------

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements

2.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     GAS BALANCING
     -------------

     The Company follows the sales method of accounting for gas imbalances. A liability is recorded only if the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells when the Company has taken less than its ownership share of gas production.

     LOSS PER COMMON SHARE
     ---------------------

     Loss per common share is computed based upon the weighted average common shares outstanding. Outstanding warrants are excluded from the weighted average shares outstanding since their effect on the earnings per share calculation is antidilutive.

     FASB ACCOUNTING STANDARDS
     -------------------------

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 119 (SFAS 119), Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. This Statement generally requires disclosures about amounts, nature, and terms of derivative financial instruments. The Company has adopted SFAS 119 for the fiscal year ended July 31, 1996.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company intends to adopt SFAS 121 for the fiscal year ending July 31, 1997. The Company expects the adoption of SFAS 121 will not have a material effect on its financial statements.

     RECLASSIFICATION
     ----------------

     Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements

3.   ACCOUNTS RECEIVABLE - RELATED PARTIES

     Accounts receivable - related parties was comprised of the following:

                                     1996     1995
                                  ----------  -----

      Shareholder                 $   9,876   $
                                                  -
      Wexford Technology, Inc.      138,489       -
      Allowance for bad debts      (138,489)      -
                                  ---------   -----

        Total                     $   9,876   $   -
                                  =========   =====


4.   MINING PROPERTIES UNDER DEVELOPMENT

     MINING CLAIM OPTIONS
     --------------------

     The Company entered into an agreement with a third party on November 6, 1992, giving the Company the option to purchase certain mining claims known as the "UFO Mining Claims" from UFO Mining Limited Partnership ("UFO"), on or before July 31, 1993. The purchase price was $2,000,000 in cash or an equal value in restricted common stock of a publicly traded company controlled by the Purchaser or its Assignees. Prior to July 15, 1993, UFO was to provide to the Purchaser, in writing, its intention to accept all cash or all stock or a combination of cash and stock as payment of the purchase price.

     On September 21, 1993 the parties agreed by letter to modify, amend and extend the existing letter agreement to cause to be issued 1,000,000 shares of Imperial Petroleum, Inc. restricted common stock to UFO in exchange for an extension of the agreement until March 31, 1994 and a reduction in the total consideration to be paid UFO to $1,000,000 cash at March 31, 1994. (See Note 6)

     During the fiscal year ending July 31, 1994, the Company advanced $111,500 pursuant to the purchase of the Lance and Trega mines in northern Mexico.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


4.   MINING PROPERTIES UNDER DEVELOPMENT (CONTINUED)

     During August of 1995, the Company signed an agreement to rescind its acquisition of the Gold Nugget Mining Claims. As a result, mining claims were reduced $1,270,376, notes payable to Darr Equipment Company and Kenneth R. Shepherd totaling $1,150,063 were reduced to $0 (See Note 6), and Treasury stock was increased $120,313. A provision for loss of $163,860 was charged to expense for the year ended July 31, 1995 for payments on equipment returned.

     MINING EQUIPMENT
     ----------------

     During the fiscal years ending July 31, 1996 and 1995, the Company acquired mining claims and equipment through a combination of the issuance of stock, assumption of liabilities and assumption of a note payable.

     MINE DEVELOPMENT
     ----------------

     The costs incurred for mine evaluation and development are capitalized. Upon the commencement of production, the capitalized costs will be amortized utilizing the units of production method. The Company has incurred $349,105 and $349,105 in development costs through July 31, 1996 and 1995, respectively.

     The Company's mining fixed assets consist of the following:

                                           July 31,     July 31,
                                             1996         1995
                                         -----------  -----------

     Mining claim option (See Note 6)     $2,045,565   $2,045,565
     Mining claims                           175,501      953,248
     Mining equipment                        735,236    1,298,689
     Mine development costs                  349,105      349,105
     Acquisition in progress                  28,000            -
                                          ----------   ----------

        Total                             $3,333,407   $4,646,607
                                          ==========   ==========

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


4.   MINING PROPERTIES UNDER DEVELOPMENT (CONTINUED)

     The Company has not completed the necessary reserve studies to determine the metal content of the reserves and the related future production costs which affect the recoverability of the capitalized costs. Additionally, as described in Note 6, the Company is in default on a portion of its notes payable relating to a mining claim option. The amount of impairment, if any, cannot be estimated. Accordingly, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.


5.   INCOME TAXES

     Provisions for income taxes are as follows:

                   1996    1995     1994
                   -----  -------  ------
                       (in thousands)
      Current:
        Federal    $   -   $   7   $ (68)
        State          -       -       -
                   -----   -----   -----

                   $   -   $   7   $ (68)
                   =====   =====   =====

      Deferred:
        Federal    $   -   $(163)  $  47
        State          -       -       -
                   -----   -----   -----

                   $   -   $(163)  $  47
                   =====   =====   =====


                            IMPERIAL PETROLEUM, INC.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


5.   INCOME TAXES (CONTINUED)

     Income taxes differed from the amounts computed by applying the U.S. federal tax rate of 34% as a result of the following:

                                            1996    1995     1994
                                           ------  -------  ------
                                               (in thousands)

      Computed "expected" tax benefit      $ (53)   $(292)  $ (98)
      State income taxes net of federal
        benefit                                -        -       -
      Increase in valuation allowance
        for deferred tax assets               53      285      30
      Other                                    -        -       -
                                           -----    -----   -----
        Actual income tax expense          $   -    $   7   $ (68)
                                           =====    =====   =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                 1996     1995
                                                -------  ------
                                                (in thousands)
     Deferred tax liabilities:
       Property, plant and equipment             $ 300   $ 255
       Other                                         -       2
                                                 -----   -----

        Total deferred tax liabilities             300     257
                                                 -----   -----

     Deferred tax assets:
      Net operating losses                         479     429
       Other                                         1       -
                                                 -----   -----

         Total deferred tax assets                 480     429
                                                 -----   -----

         Valuation allowance                      (180)   (172)
                                                 -----   -----

         Net deferred tax assets                   300     257
                                                 -----   -----

          Net deferred tax asset (liability)    $    -   $   -
                                                ======   =====

                            IMPERIAL PETROLEUM, INC.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


 5.  INCOME TAXES (CONTINUED)

     A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

     The Company has net operating loss (NOL) carryforward to offset its earnings of approximately $1,400,000. If not previously utilized, the net operating losses will expire in varying amounts from 2009 to 2011.


6.   NOTES PAYABLE

                                                    1996        1995
                                                 ----------  ----------
      Bank of Oklahoma N.A., promissory note,
        dated October 18, 1993, principal
        payment monthly of $4,500 plus
        interest at bank prime                   $  139,817  $  152,410
      U.F.O. Mining, Ltd. Partnership,
        promissory note, originally dated
        January 31, 1994, principal due
        February 28, 1996 plus interest
        at 6%                                     1,000,000   1,000,000
      Darr Equipment Company, mortgage note
        dated August 31, 1994 (See Note 4)                -     400,063
      Kenneth R. Shepherd, promissory note,
        dated August 31, 1994 (See Note 4)                -     750,000
                                                 ----------  ----------

          Total                                   1,139,817   2,302,473

      Less:  current portion                      1,139,817   2,302,473
                                                 ----------  ----------

      Long-term notes payable                    $        -  $        -
                                                 ==========  ==========

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


6.   NOTES PAYABLE (CONTINUED)

     The Company was in default on its note due to Bank of Oklahoma, N. A. at July 31, 1996. The note is secured by the fixed assets of the Company's wholly owned subsidiary, Premier Operating Company (See Note 16).

     The Company is also in default on its promissory note to U.F.O. Mining, Ltd. Partnership. The Company is in the process of negotiating an extension or modification of the terms of the agreement. Because the Company can return the mining claims with no obligation, the Company has not accrued any interest on the note. However, if the Company returns the claims to the seller, the following assets would be significantly impaired:

               Mining claim option                         $  2,045,565
               Capitalized development costs                    349,105
               Milling facility                                 554,395
                                                           ------------

                                                           $  2,949,065
                                                           ============

7.   NOTES PAYABLE - RELATED PARTY

                                               1996       1995
                                             ---------  ---------

      Officer - 10% demand note               $ 64,295   $ 67,295
      Officer - 7.5% demand note               113,344    206,215
      LaTex Resources, Inc., demand note,
        plus interest at bank prime            747,870    580,150
                                              --------   --------

                                              $925,509   $853,660
                                              ========   ========

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


  8. RELATED PARTY TRANSACTIONS

     During 1994, Jeffrey T. Wilson, the Chairman and a stockholder of the Company, advanced monies to the Company in the amount of $641,936.

     During 1994, LaTex Resources, Inc. and LaTex Petroleum Corporation, both affiliates, paid for general and administrative expenses of the Company, totaling $17,908 and $12,360, respectively.

     During 1995, the Company issued notes to LaTex Resources, Inc. (a shareholder) in exchange for $580,150.

     The Company conducts various oil and gas transactions with an affiliate, LaTex Petroleum Corporation, in the ordinary course of business.

     The Company, from time to time, has entered into loans with certain officers, directors, stockholders and related companies (See Notes 3 and 7).


  9. LITIGATION, COMMITMENTS AND CONTINGENCIES

     CONTINGENCIES  - The Company is a named defendant in lawsuits, is a party
     -------------
     in governmental proceedings, and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome of lawsuits or other proceedings and claims against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position of the Company.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements

10.  BUSINESS SEGMENTS

     The Company's operations involve oil and gas production and mining operations. The following table sets forth information with respect to the industry segments of the Company.


                                        1996          1995          1994
                                    ------------  ------------  ------------
     Revenues:                                  (in thousands)
       Oil and gas
         production and
         lease operations           $        106  $        115  $        297
       Mining                                  -             -             -
                                    ------------  ------------  ------------

     Total revenues                 $        106  $        115  $        297
                                    ============  ============  ============


     Identifiable assets:
       Oil and gas production       $        142  $        182  $          -
       Mining                              3,336         4,654             -
       Other                                  74            52             -
                                    ------------  ------------  ------------

                                    $      3,552  $      4,888  $          -
                                    ============  ============  ============


      Depreciation and depletion:
       Oil and gas production       $         27  $         46  $         79
       Mining                                  -             -             -
                                    ------------  ------------  ------------

                                    $         27  $         46  $         79
                                    ============  ============  ============

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements

11.  SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES

     RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES
     -----------------------------------------------------------

     The following sets forth certain information with respect to the Company's results of operations from oil and gas producing activities for the years ended July 31, 1996, 1995 and 1994. All of the Company's oil and gas producing activities are located within the United States.

                                                     1996    1995   1994
                                                     -----  ------  -----
                                                        (In thousands)

       Revenues                                      $ 105  $ 104   $ 280
       Production costs                                 38     54     148
       Gross production taxes                            7      7      15
       Depreciation, depletion and amortization         27     46      79
                                                     -----  -----   -----

       Results of operations before income taxes        33     (3)     38

       Income tax expense                                -     (1)     14
                                                     -----  -----   -----
       Results of operations (excluding corporate
         overhead and interest costs)                $  33  $  (2)  $  24
                                                     =====  =====   =====

     ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES (UNAUDITED)
     ---------------------------------------------------------------

     The Company chose not to have estimates of proved oil and gas reserves prepared by independent petroleum engineers. The reserve estimates provided were prepared by management. The Company's reserves are located onshore in the United States.

     The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available.

     Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. The following is an analysis of the Company's proved oil and gas reserves.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


11. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

                                                     Oil (MBbls)  Gas (MMcf)
                                                     -----------  ----------

      Proved reserves at July 31, 1993                     29.6       930.7

      Revisions of previous estimates                         -           -
      Extensions, discoveries and other additions             -           -
      Production                                           (8.9)     (124.2)
      Purchases of reserves-in-place                        7.6       479.3
      Sales of reserves-in-place                          (23.6)     (840.8)
                                                          -----      ------

      Proved reserves at July 31, 1994                      4.7       445.0

      Revisions of previous estimates                       8.6      (160.5)
      Extensions, discoveries and other additions             -           -
      Production                                           (1.9)      (47.6)
      Purchases of reserves-in-place                          -           -
      Sales of reserves-in-place                              -           -
                                                          -----      ------

      Proved reserves at July 31, 1995                     11.4       236.9

      Revisions of previous estimates                         -           -
      Extensions, discoveries and other additions             -           -
      Production                                           (1.9)      (44.1)
      Purchases of reserves-in-place                          -           -
      Sales of reserves-in-place                              -           -
                                                          -----      ------

      Developed reserves at July 31, 1996                   9.5       192.8
                                                          =====      ======

      Proved developed reserves at:

           July 31, 1993                                   29.6       930.7
           July 31, 1994                                    4.7       445.0
           July 31, 1995                                   11.4       236.9
           July 31, 1996                                    9.5       192.8


                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


11. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

     Standardized Measure of Discounted Future Net Cash Flows Relating to Proved
     ---------------------------------------------------------------------------
     Oil and Gas Reserves (Unaudited)
     --------------------------------

     The "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves" (Standardized Measure) is a disclosure requirement under SFAS No. 69. The Standardized Measure does not purport to present the fair market value of proved oil and gas reserves. This would require consideration of expected future economic and operating conditions, which are not taken into account in calculating the Standardized Measure.

     Under the Standardized Measure, future cash inflows were estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by the estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the Company's tax basis in the associated proved oil and gas properties. Tax credits and permanent differences were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

                                                     1994      1995     1996
                                                   ---------  -------  -------
                                                         (In thousands)

      Future cash inflows                           $1,233.9   $565.7   $460.7
      Future costs - future production and
        development costs                              502.1    231.7    186.7
                                                    --------   ------   ------
      Future net cash inflows before income tax
        expense                                        731.8    334.0    274.0
      Future income tax expense                        182.9     83.5     68.5
                                                    --------   ------   ------

      Future net cash flows                            548.9    250.5    205.5
      10% annual discount for estimated
        timing of cash flows                           276.3    126.1    103.4
                                                    --------   ------   ------

      Standardarized Measure of discounted
         future net cash flows                      $  272.6   $124.4   $102.1
                                                    ========   ======   ======

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


11. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

     CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
     -------------------------------------------------------------------
     RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)
     ---------------------------------------------------

     The following is an analysis of the changes in the Standardized Measure for the periods presented:

                                                   1994    1995    1996
                                                  ------  ------  ------
                                                      (In thousands)
      Standardized Measure - beginning of year    $ 836   $ 273   $ 124
        Increases (Decreases)
          Sales, net of production costs           (158)   (149)    (60)
          Net change in sales prices, net of
            production costs                          -       -       8
          Discoveries and extensions, net
            of related future development
            production costs                          -       -       -
          Changes in estimated future
            development costs                         -       -       -
          Development costs incurred                  -       -       -
          Revisions of previous quantity
            estimates                                 -       -       -
          Accretion of discount                       -       -      30
          Net change in income taxes                  -               -
          Purchases of reserves-in-place            390       -       -
          Sales of reserves-in-place               (795)      -       -
          Timing of production of reserves
            and other                                 -       -       -
                                                  -----   -----   -----
      Standardized Measure - end of year          $ 273   $ 124   $ 102
                                                  =====   =====   =====

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


12.  INVESTMENTS

                                          Unrealized  Unrealized   Carrying
                                 Cost        Gains       Losses      Value
                              ----------  ----------  ----------  ---------
      Investment in
        equity securities:

      July 31, 1996:
        Available for sale
          (marked to market)  $  77,188   $        -  $    16,208 $   60,980

      July 31, 1995:
        Available for sale
          (marked to market)     35,000            -            -     35,000

13.  WARRANTS

     On July 10, 1996, the Company issued warrants to employees of an affiliate for services provided to the Company. The warrants give the holder the right to purchase 2,500,000 shares of the Company's common stock for $.03 per share. The warrants expire on July 10, 1999.


14.  WRITE-DOWN OF MINING EQUIPMENT

     During the year ended July 31, 1996, the Company ceased its limited core drilling and testing of its Arizona mining claims. The Company has indefinitely ceased its Arizona milling operations. Additionally, the Company wrote off $121,953 of book value in equipment that could not be located.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


15.  GOLD CERTIFICATE INCOME

     During the year, the Company entered into an agreement with Financial Surety International LTD whereby the Company would issue Gold Dore Certificates to third parties in exchange for a leasing fee of 1.25% of the certificate face value. The third party lessee uses the certificates as collateral in order to obtain venture capital financing. These Gold Dore Certificates specify the delivery of a specified amount of gold at a future date, usually 5 years, for sale to the holder at the market price on that date. Performance is insured by contract with Merrion Reinsurance Corporation LTD. Upon expiration of the lease period, the certificates are returned to the Company and are cancelled.

     The Company pays a 10% finders fee to a consultant in connection with each certificate issued. During the year the Company had $291,342 of Gold Certificate Income, less finders fees of $22,810 for net Gold Certificate Income of $ 268,532.


16.  SUBSEQUENT EVENTS

     SALE OF SUBSIDIARY
     ------------------

     Subsequent to year end, the Company consummated the sale of its wholly owned subsidiary, Premier Operating Company. The sales price of $175,000 enabled the Company to satisfy its debt to Bank of Oklahoma. As a result of the sale, the Company will recognize an approximate pre-tax gain of $40,000 in 1997. Premier's operations included all of the Company's oil and gas producing activities.

     REVERSE STOCK SPLIT
     -------------------

     At its November 21, 1996 annual meeting the Company approved a 1 for 6 reverse stock split.