Form 10-Q
period 1996-10-31
IMPERIAL PETROLEUM INC
filed 1997-09-03
CIK 355356

                        SECURITIES EXCHANGE COMMISSION
                             Washington D.C 20549


(Mark One)

                                   FORM 10-Q

   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended October  31, 1996

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                         (Zip Code)

                         Registrants telephone number,
                      including area code (812) 424-7948

                                Not Applicable
            (Former name, former address and former fiscal year, if
                          changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No
                                      ----   ----


    On October 3l, l996, there were 31,426,841 shares of the Registrants common stock issued and outstanding.

                           IMPERIAL PETROLEUM, INC.

                  Index to Form 10-Q for the Quarterly Period
                            Ended October 3l, 1996

PART I - FINANCIAL INFORMATION


     Item 1.
Financial Statements.
---------------------
                                                            Page
                                                            ----

Consolidated Balance Sheets as of July 31, 1996
 and October 3l, 1996                                         4-5

Consolidated Statements of Operations for the
 three months ended October 31, 1996 and 1995                  6

Consolidated Statements of Cash Flows for the
 three months ended October 31, 1996 and 1995                  7


Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.         8


PART II - OTHER INFORMATION


    The information called for by Item 1. Legal                16
    Proceedings, Item 2.Changes in Securities, Item 3.
    Default Upon Senior Securities, Item 4. Submission of
    Matters to a Vote of Security Holders, Item 5. Other
    Information and Item 6. Exhibits and Reports on Form
    8-K have been omitted as either inapplicable or because the answer thereto is negative.


SIGNATURES                                                     17

                                    PART I

                             FINANCIAL INFORMATION

                           IMPERIAL PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEET
                                   UNAUDITED

                                           31-OCT-96            31-JUL-96
                                           ---------            ---------
ASSETS
CURRENT ASSETS
        Cash                               $   (3,222)         $    9,041
        Accounts Receivable-oil & gas           8,672              15,673
        Other current assets                      672               1,150
                                           ----------          ----------
        Total                                   6,122              25,864
                                           ----------          ----------

PROPERTY, PLANT AND EQUIPMENT
        Equipment and leasehold costs         393,878             393,878
        Other depreciable assets                2,335               2,335
                                           ----------          ----------
                                              396,213             396,213
                                           ----------
        Less accumulated depreciation
        and depletion                         283,348             276,491
                                           ----------          ----------
        Net oil and gas properties            112,885             119,722
                                           ----------          ----------

        Mining properties under development
        Mining claims, options and
         development costs                  2,566,998           2,570,171
        Mining and milling equipment          735,236             735,236
        Acquisition in progress                64,000              28,000
                                           ----------          ----------
        Net mining properties               3,366,234           3,333,407
                                           ----------          ----------

        Net property, plant and equipment   3,479,098           3,453,129
                                           ----------          ----------
OTHER ASSETS
        Accounts receivable-related party      33,376               9,876
        Deferred organization cost                  0                   0
        Investments-other                      13,445               2,445
        Investments-securities                 60,980              60,980
        Investment in subsidiaries            971,114                   0
        Deposits and other assets                  75                  75
                                                               ----------
        Total other assets                  1,078,990              73,376
                                           ----------          ----------

TOTAL ASSETS                               $4,564,210          $3,552,369
                                            ---------          ----------

                           IMPERIAL PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEET
                                   UNAUDITED

                                              31-OCT-96          31-JUL-96
                                              ---------          ---------
LIABILITIES AND  STOCKHOLDER'S EQUITY
CURRENT LIABILITIES

        Accounts payable                     $    53,655        $    49,262
        Accounts payable-related                       0                  0
        Accounts payable-other                    18,718             18,718
        Accrued expenses                         247,738            252,235
        Unearned revenue                           3,550              3,550
        Notes payable                          1,138,518          1,139,817
        Notes payable-related party              949,089            925,509
                                             -----------        -----------

        Total current liabilities              2,411,268          2,389,091
                                             -----------        -----------

NON-CURRENT LIABILITIES
        Deferred income taxes                          0                  0
        Notes payable, less current portion            0                  0
                                             -----------        -----------

        Total non-current liabilities                  0                  0
                                             -----------        -----------

STOCKHOLDER'S EQUITY
        Common stock                             198,388             31,427
        Additional paid-in capital             3,896,285          2,472,959
        Treasury stock                          -297,284           -120,313
        Retained earnings                     -1,628,238         -1,204,587
        Unrealized loss on marketable
        securities                               -16,208            -16,208
                                             -----------        -----------

        Total stockholder's equity             2,152,944          1,163,278
        equity                               -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $ 4,564,210        $ 3,552,369
                                             -----------        -----------

                           IMPERIAL PETROLEUM, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                  THREE MONTHS ENDING
                                            31-OCT-96             31-OCT-95
                                        -------------------   ----------------
OPERATING INCOME:

          Oil and gas revenue                $    15,955       $    18,268
          Oil and gas lease operations                 0               765
                                             -----------       -----------
          Total operating income                  15,955            19,033

OPERATING EXPENSES:
          Oil and gas lease operations             7,389            11,177
          Dry Hole costs                               0                 0
          Mining operating expense                16,569             2,800
          General and administrative expense      30,517            42,421
          Depreciation and depletion               6,857            11,589
                                             -----------       -----------

          Total operating expense                 61,332            67,987
                                             -----------       -----------

INCOME/LOSS FROM OPERATIONS                      -45,377           -48,954

OTHER INCOME/EXPENSE
          Interest expense                        -3,499           -49,149
          Interest income                              0                 0
          Gold certificate income-net             67,425            96,289
          Loss on marketable securities                0                 0
          Provision for loss                           0                 0
          Loss on write-down of mining
           equipment                                   0                 0
          Gain/loss on sale of assets                  0                 0
                                             -----------       -----------
          Total other                             63,926            47,140
                                             -----------       -----------


NET LOSS BEFORE INCOME TAXES                      18,549            -1,814
                                             -----------       -----------

PROVISION FOR INCOME TAXES
          Current                                      0                 0
          Deferred                                     0                 0
                                             -----------       -----------
          Total                                        0                 0
                                             -----------       -----------

NET INCOME/LOSS                              $    18,549       $    (1,814)
                                             -----------       -----------
INCOME/LOSS PER SHARE                        $         -       $         -
                                             -----------       -----------

WEIGHTED AVERAGE SHARES OUTSTANDING           31,426,841        23,326,841
                                             -----------       -----------

                        IMPERIAL PETROLEUM, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         UNAUDITED


                                                            THREE MONTHS ENDING
                                                             1-OCT-96          31-OCT-95
                                                            ---------         -----------
Net cash provided by (used in) operations                      34,944              -8,125

Net cash provided by (used in) investing
activities:
           Capital additions and property                      97,473                   0
           acquisitions
           Dispositions                                             0           1,309,743
           Other                                                    0            -120,313
                                                            ---------         -----------
           Total                                               97,473           1,189,430

Net cash provide by (used in) financing
activities:
           Repurchase of common stock                               0                   0
           Issuance of common stock                          -166,961                   0
           Notes payable                                       -1,299          -1,150,063
           Notes payable-related party                         23,580             -31,722
                                                            ---------         -----------
           Total                                             -144,680          -1,181,785

Decrease in cash and equivalents                              -12,263                -480
Cash and cash equivalents at beginning of                       9,041               3,279
year
Cash and cash equivalents at end of period                     -3,222               2,799


Supplemental disclosures of Cash Flow
Information: Cash paid during period for:
           Interest                                             3,499                   0
           Income taxes                                             0                   0



For the purposes of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION
------------------------------

                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                   Unaudited
                                October 31, 1996



(1)  GENERAL

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 1997. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Companys Form 10-K for the year ended July 31, 1996.

THE COMPANY

Imperial Petroleum, Inc., a Nevada corporation ("the Company"), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and has diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company intends to utilize its oil and natural gas assets to support and enhance its mining activities. The Company expects that its mining activities will ultimately become its primary business


HISTORICAL BACKGROUND

The Company was incorporated on January 16,1981 and is the surviving member of a merger between itself, Imperial Petroleum, Inc., a Utah corporation incorporated on June 4, 1979 ("Imperial-Utah"), and Calico Exploration Corp., a Utah corporation incorporated on September 27, 1979 ("Calico"). On August 11, 1982, Petro Minerals Technology, Inc. ("Petro"), a 94% -owned subsidiary of Commercial Technology Inc. ("Comtec") acquired 58% of the Companys common stock. Petro assigned to the Company its interests in two producing oil and gas properties in consideration for 5,000,000 shares of previously authorized but unissued shares of common stock of the Company and for a $500,000 line of credit to develop these properties. Petro has since undergone a corporate reorganization and is now known as Petro Imperial Corporation. On August 1,1988 in an assumption of assets and liabilities agreement, 58% of the Company's common stock was acquired from Petro by Glauber Management Co., a 100% owned subsidiary of Glauber Valve Co., Inc.

Change of Control. Pursuant to an Agreement to Exchange Stock and Plan of
------------------
Reorganization dated August 27, 1993 (the "Stock Exchange Agreement"), as amended by that certain First Amendment to Agreement to Exchange Stock and Plan of Reorganization dated as of August 27, 1993, (the "First Amendment"), between Imperial Petroleum, Inc. (the "Company"), Glauber Management Company, a Texas corporation, ("Glauber Management"), Glauber Valve Co Inc., a Nebraska corporation, ("Glauber Valve"), Jeffrey T. Wilson ("Wilson"), James G. Borem ("Borem") and those persons listed on Exhibit A attached to the Stock Exchange Agreement and First Amendment (the "Ridgepointe Stockholders"); the Ridgepointe Stockholders agreed to exchange (the "Ridgepointe Exchange Transaction") a total of 12,560,730 shares of the common stock of Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), representing 100% of the issued and outstanding common stock of Ridgepointe, for a total of 12,560,730 newly issued shares of the Company's common stock, representing 59.59% of the Company's resulting issued and outstanding common stock. Under the terms of the Stock Exchange Agreement, (i) Wilson exchanged 5,200,000 shares of Ridgepointe common stock for 5,200,000 shares of the Company's common stock representing 24.67% of the Company's issued and outstanding common stock, (ii) Borem exchanged 1,500,000 shares of Ridgepointe common stock for 1,500,000 shares of the Company's common stock representing 7.12% of the Company's issued and outstanding common stock, and (iii) the remaining Ridgepointe Stockholders in the aggregate exchanged 5,860,730 shares of Ridgepointe common stock for 5,860,730 of the Company's issued and outstanding common stock, representing, in the aggregate, 27.81% of the Company's issued and outstanding common stock. The one for-one ratio of the number of shares of the Company's common stock exchanged for each share of Ridgepointe common stock was determined through arms length negotiations between the Company, Wilson and Borem.

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

(formerly Chelsea Street Financial Holding Corp.) no later than October 31, 1993, such transfer subsequently occurred.

Acquisition of Premier.  Pursuant to a Stock Exchange Agreement dated October 4,
-----------------------
1993 (the "Premier Stock Exchange Agreement"), between the Company and the holders of the issued and outstanding common stock of Premier Operating Company, a Texas corporation ("Premier") (such persons are sometimes referred to herein as the ("Premier Stockholders") The Premier Stockholders agreed to exchange (the "Premier Exchange Transaction") an aggregate of 749,000 shares of the common stock of Premier, consisting of 252,000 shares of Class A voting common stock and 497,000 shares of non-voting Class B common stock, representing 100% of the issued and outstanding common stock of Premier, for a total of 749,000 shares of newly issued shares of the Company's common stock representing 3.62% of the Companys resulting issued and outstanding common stock. The one-for-one ratio of the number of shares of the Companys common stock exchanged for each share of Premier common stock was determined through arms length negotiations between the Company and the Premier Stockholders.

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

In August 1994 the Company acquired certain gold mining claims "Gold Nugget Mine" in the Quartzite area of Arizona comprising some 1200 acres from Kenneth Shephard et al. In connection with the transaction the Company issued to Mr. Shephard et al. shares of its restricted common stock, a one year note payable of $750,000 and assumed an equipment leasing agreement with Darr Equipment Co. concerning the associated mining equipment for approximately $440,000. During the period from September 1994 through April 1995, the Company constructed additional processing equipment and completed a water well on the property to initiate placer mining operations. After initiating operations in several areas of the property, the Company determined the quantity of gold varied too greatly across the property to establish permanent facilities commensurate with its long range corporate objections. As a result the Company unwound the acquisition in August 1995.

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

In July 1996, Ridgepointe acquired mining claims comprising 900 acres and referred to as the Duke Mine, in San Juan county, Utah from Paradox Basins Inc. for payment of $100,000 and the issuance of 600,000 shares of the Companys restricted common stock as well as the reservation of a 4.5% net smelter royalty in favor of the sellers. The Company conducted an extensive sampling and testing program in connection with the acquisition to quantify the economic viability of the placer mining project and to determine the optimal recovery process to be employed. Because of the nature of the placer gold, i.e. microscopic, the determination of the recovery process is paramount to a successful mining operation. The Company has conducted its tests utilizing the Cosmos Concentrator which is designed to improve recoveries over conventional equipment in operations where the recovery of microscopic free gold is important, such as the Duke Mine. A third party reserve report has confirmed the significant gold values associated with the Duke Mine claims. The Company expects to initiate mining operations of a pilot plant during April and May, 1997.

The Company has signed a letter of intent to sell the stock of Premier Operating Company for $175,000. Closing is expected in November 1996. The proceeds of the sale will be used to retire the Bank of Oklahoma debt.

The Company entered into an agreement to purchase certain assets and liabilities from LaTex Resources, Inc. dated September 30, 1996 in connection with its merger with Alliance Resources Plc. Included in the assets to be purchased are 5,000,000 shares of common stock of Wexford

Technology, Inc. representing 32.3% of the issued and outstanding shares and a note payable to LaTex totaling $1,372,799; 3,798,730 shares (pre-split) of common stock of Imperial Petroleum, Inc. and a note payable to LaTex totaling $677,705; 5,000 shares of LaTex Resources International, Inc. common stock representing 100% of the issued and outstanding stock and a note payable to LaTex totaling $3,363,000; and 30,000 shares of Phoenix Metals, Inc. common stock representing 100 % of the issued and outstanding stock. The consideration to be paid to LaTex is 100,000 shares of LaTex stock and an option under certain conditions to reacquire the sold assets and liabilities during an 18 month period. Closing is scheduled to occur upon the consummation of the LaTex and Alliance merger.

Subsequent to the end of the quarter, on November 21, 1996 the Companys shareholders approved a one for six reverse split of the companys common stock. As a result the Companys issued and outstanding common shares were reduced to 5,237,807 as of that date.


(2) ACCOUNTING POLICIES

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

(3) NOTE PAYABLE

Subsequent to the acquisition of Premier Operating Company, Premier executed a promissory note and mortgage with a bank dated October 18, 1993 in the amount of $216,000. As of January 31, 1996 $156,220 has been advanced on the note. Accrued interest is due and payable monthly at the bank's prime rate which was 10.75% on October 31, 1996. Commencing June 1, 1994 a monthly principal payment of $4,500 plus interest was due. All unpaid principal and interest was due upon maturity at October 31, 1995. The note is secured by a mortgage on certain major oil and gas properties owned by Premier. The Company is presently in default on this loan and no assurance can be made that the sale of Premier will be completed as planned to allow the payoff of this debt.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.
              ------------------------------------

                                    GENERAL
                                    -------

RESULTS OF OPERATIONS
---------------------

The following is a discussion of the results of operations of the Company for the three months ended October 31, 1996. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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

Average sales prices received by the Company for oil and gas have historically fluctuated significantly from period to period. Fluctuations in oil prices during these periods reflect market uncertainty as well as concerns related to the global supply and demand for crude oil. Average gas prices received by the Company fluctuate generally with changes in the spot market price for gas. Spot market gas prices have generally declined in recent years because of lower worldwide energy prices as well as excess deliverability of natural gas in the United States. Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow and could significantly impact the Company's borrowing capacity. Management presently believes that the level of crude prices worldwide are too low to be sustained for any extended period and that prices will rebound to previous levels. Commodity prices for copper and gold continue to fluctuate. Until sustained sales are achieved in each commodity, price fluctuations will remain immaterial.

Quarter ended October 31, 1996 compared to Quarter ended October 31, 1995.
--------------------------------------------------------------------------
Revenues for the three months ending October 31, 1996 were $15,955 compared to $19,033 for the comparable quarter ended October 31, 1995 and reflects a reduced level of operating revenue from the Companys oil and gas operations.

Production and mining operating expenses were $23,958 for the quarter ended October 31, 1996 compared to $13,977 for the quarter ended October 31, 1995 and represent an increase due to mining activity and testing of the Duke mining claims. Oil and gas mining expenses decreased due to reduced production for the period. The Company expects its operating expenses for mining operations to increase significantly upon installation of its pilot operations on the Duke claims.

General and administrative costs decreased to $30,515 for the three months ending October 31,

1996 from $42,441 for the same period a year earlier and primarily reflects the decreased level of the Company's activity in its oil and gas production and is offset by increased activity in its efforts to establish its mining operations and reserves. G & A should increase significantly as the Company begins mining operations and initiates a corporate public relations campaign.

The Company had an after-tax net gain of $18,549 ($0.000 per share) for the quarter ended October 31, 1996 compared to a net loss of $1,814 ($0.000 per share) for the comparable quarter a year earlier. The gain in income is attributable primarily to a reduction in interest expense for the period of $45,650 and is offset by a reduction in the income generated during the period ending October 31, 1995 of $96,289 as a result of the Company's financial program with FSI compared to income of $ 67,425 for the comparable period ending October 31, 1996.

CAPITAL RESOURCES AND LIOUIDITY
-------------------------------

The Company's capital requirements relate primarily to its mining activities and the development of its oil and gas properties. Prior to the change in control, the Company funded its very limited activities from cash flow. The Company, through its subsidiaries, has established credit facilities with a bank to facilitate the funding of its operations, has sold oil and gas properties to provide working capital and has from time to time received unsecured loans from its President and principal shareholder.

Presently the Company is engaged in mining activities on its property in Utah which require capital expenditures. Due to winter weather conditions, the Company has continued testing its claims and has initiated the design of a pilot facility to commence gold recovery operations in April or May 1997. Upon startup of operations, the Company expects to operate year-round. The total cost of the pilot plant is estimated at $185,000.

The level of the Company's capital expenditures will vary in the future depending on energy and commodity market conditions and upon the level of mining activity achieved by the Company. The Company anticipates that its cash flow will not be sufficient to fund its operations and debt service at their current levels for the next year and that additional capital will be required. Presently, the Company is utilizing funds obtained in its program with FSI to retire its obligations and to fund its mining ventures. There is no assurance that FSI will continue to be successful in its efforts and that the Company will have sufficient funds to meet its obligations.

The Company's bank credit facility consists of a revolving credit facility under which the Company has available to it a revolving line of credit in the principal amount of $216,000. The Company is required to make interest payments monthly with interest accruing at a varying rate based on the sum of the bank's prime lending rate (10.75% at October 31, 1996). The revolving line of credit is secured by substantially all of Premier's oil and gas properties. Principal payments of $4,500 plus accrued monthly interest began on June 1, 1994 with a final payment of all unpaid principal and interest due at October 31, 1995.

At October 31, 1996 the outstanding balance under the Company's credit facilities with its Bank totaled $142,220. Presently, the Company is in default under its existing loan agreement and its oil and gas properties are subject to foreclosure. The Company signed a letter of intent to sell the stock of Premier for a total consideration of $175,000. Closing is expected in November 1997 and the proceeds of the sale will be used to retire the bank debt.

The Company's existing debt agreements with the bank contain covenants which limit the amount of additional indebtedness the Company may incur, restrict certain acquisitions and sales of oil and gas properties, and prohibit dividends. The Company has obtained certain unsecured loans, in compliance with its bank covenants, from Jeffrey T. Wilson, which totals $278,980 as of October 31, 1996. These funds are being used to initiate the Company's mining activities. Management believes that the Company has insufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At October 31, 1996 the Company had current assets of $6,122 and current liabilities of $2,411,268 which resulted in negative working capital of $2,405,146 which is primarily comprised of senior bank debt and notes payable to shareholders and acquisition notes payable. As discussed previously, if the Company is unsuccessful in obtaining extensions or modifications of certain of its acquisition notes, certain mining ventures may be terminated. The Company believes that its cash flow from operations will not be sufficient to meet its anticipated capital requirements. As a result the Company believes it will require additional financing in order to carry on its operations. Because future cash flows and the availability of financing are subject to a number of variables, such as the level of production, the prices of oil and gas, and the Company's ability to successfully initiate operations on its mining properties, there can be no assurance that the Company's capital resources or ability to attract financing will be sufficient to maintain currently planned levels of capital expenditures. If the Company is unable to maintain its current level of operations, management believes the Company may be compelled to sell certain assets to meet its obligations.

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

                                    PART II

                               OTHER INFORMATION



Item 1.  Legal Proceedings. Not applicable.
         -----------------

Item 2.  Changes in Securities. Not applicable.
         ---------------------

Item 3.  Defaults Upon Senior Securities. Not applicable.
         -------------------------------

Item 4.  Submission to Matters to a Vote of Security Holders. Not applicable.
         ---------------------------------------------------

Item 5.  Other Information. Not applicable.
         -----------------

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


Dated:  August 25 , 1997