Form 10-Q
period 1997-01-31
IMPERIAL PETROLEUM INC
filed 1997-09-03
CIK 355356

                        SECURITIES EXCHANGE COMMISSION
                             Washington D.C 20549



 (Mark One)

                                   FORM 10-Q

    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended January 31, 1997

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


    On January 3l, l997, there were 5,237,807 shares of the Registrant's common stock issued and outstanding.

                           IMPERIAL PETROLEUM, INC.

                  Index to Form 10-Q for the Quarterly Period
                            Ended January 3l, 1997

PART I - FINANCIAL INFORMATION


    Item 1.

Financial Statements.
---------------------
                                                              Page
                                                             ------

Consolidated Balance Sheets as of July 31, 1996
 and January 3l, 1997                                         4-5

Consolidated Statements of Operations for the
 three and six months ended January 31,1997 and 1996.           6


Consolidated Statements of Cash Flows for the
 three and six  months ended January 31, 1997 and 1996          7


Notes to Consolidated Financial Statements                      8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.                   13


PART II - OTHER INFORMATION


    The information called for by Item 1. Legal Proceedings,   17
    Item 2. Changes in Securities, Item 3. Default Upon
    Senior Securities, Item 4. Submission of Matters to a
    Vote of Security Holders, Item 5. Other Information and
    Item 6. Exhibits and Reports on Form 8-K have been omitted as either inapplicable or because the answer thereto is negative.


SIGNATURES                                                     18

                                    PART I

                             FINANCIAL INFORMATION

                           IMPERIAL PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEET
                                   UNAUDITED

                                                31-JAN-97        31-JUL-96
                                                ---------        ---------
ASSETS
CURRENT ASSETS
        Cash                                     $   (3,988)     $    9,041
        Accounts Receivable -oil & gas                    0          15,673
        Other current assets                              0           1,150
                                                 ----------      ----------
        Total                                        (3,988)         25,864
                                                 ----------      ----------

PROPERTY, PLANT AND  EQUIPMENT
        Equipment and leasehold costs                     0         393,878
        Other depreciable assets                          0           2,335
                                                 ----------      ----------
                                                          0         396,213
                                                 ----------
        Less accumulated depreciation
        and depletion                                     0         276,491
                                                 ----------      ----------
        Net oil and gas properties                        0         119,722
                                                 ----------      ----------
        Mining properties under development
        Mining claims, options and development
        costs                                     2,566,998       2,570,171
        Mining and milling equipment                735,236         735,236
        Acquisition in progress                      74,800          28,000
                                                 ----------      ----------
        Net mining properties                     3,377,033       3,333,407
                                                 ----------      ----------

        Net property, plant and equipment         3,377,033       3,453,129
                                                 ----------      ----------

OTHER ASSETS
        Accounts receivable-related party            47,876           9,876
        Deferred organization cost                        0               0
        Investments-other                            13,445           2,445
        Investments-securities                       60,980          60,980
        Investment in subsidiaries                  971,114               0
        Deposits and other assets                         0              75
        Total other assets                        1,093,415          73,376
                                                 ----------      ----------

TOTAL ASSETS                                     $4,466,471      $3,552,369
                                                 ----------      ----------

                           IMPERIAL PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEET
                                   UNAUDITED


                                                    31-JAN-97       31-JUL-96
                                                    ---------       ---------

LIABILITIES AND  STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
        Accounts payable                           $    60,755   $    49,262
        Accounts payable-related party                       0             0
        Accounts payable-other                          18,718        18,718
        Accrued expenses                               247,508       252,235
        Unearned revenue                                 3,550         3,550
        Notes payable                                1,872,955     1,139,817
        Notes payable-related party                     75,743       925,509
                                                   -----------   -----------
        Total current liabilities                    2,279,229     2,389,091
                                                   -----------   -----------

NON-CURRENT LIABILITIES
        Deferred income taxes                                0             0
        Notes payable, less current portion                  0             0
                                                   -----------   -----------

        Total non-current liabilities                        0             0
                                                   -----------   -----------
STOCKHOLDER'S EQUITY
        Common stock                                   198,388        31,427
        Additional paid-in capital                   3,896,285     2,472,959
        Treasury stock                                -297,284      -120,313
        Retained earnings                           -1,593,941    -1,204,587
        Unrealized loss on marketable securities       -16,208       -16,208
                                                   -----------   -----------

        Total stockholder's equity                   2,187,241     1,163,278
                                                   -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $ 4,466,471   $ 3,552,369
                                                   -----------   -----------

                           IMPERIAL PETROLEUM, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED

                                 THREE MONTHS ENDING        SIX MONTHS ENDING
                               31-JAN-97      31-JAN-96   31-JAN-97    31-JAN-96
                              -----------  ------------  -----------  ------------

Oil and gas revenue            $        -  $    25,164   $    15,955  $    43,432
Oil and gas lease operations            0            0             0          765
                               ----------  -----------   -----------  -----------

Total operating income                  0       25,164        15,955       44,197


Oil and gas lease operations            0       12,634         7,389       23,811
Dry Hole costs                          0            0             0            0
Mining operating expense              500        3,695        17,069        6,495
General and administrative
 expense                           20,409       63,959        50,927      106,380
Depreciation and depletion              0       11,589         6,857       23,178
                               ----------  -----------   -----------  -----------

Total operating expense            20,409       91,877        82,242      159,864
                               ----------  -----------   -----------  -----------

Income (loss) from opns.          -20,409      -66,713       -66,286     -115,667


Interest expense                   -4,834      -23,950        -8,333      -73,099
Interest income                         0            0             0            0
Gold certificate income-net             0       78,458        67,425      174,747
Loss on marketable securities           0            0             0            0
Provision for loss                      0            0             0            0
Loss on write-down of
 mining equipment                       0            0             0            0
Gain/ loss on sale of assets       60,040            0        60,040            0
                               ----------  -----------   -----------  -----------

Total other income/expense         55,206       54,508       119,132      101,648
                               ----------  -----------   -----------  -----------

Net Income(loss)before tax         34,206      -12,205        52,846      -14,019
                               ----------  -----------   -----------  -----------

Current                                 0            0             0            0
Deferred                                0            0             0            0
                               ----------  -----------   -----------  -----------
Total benefit from income
 taxes                                  0            0             0            0
                               ----------  -----------   -----------  -----------

Net Income  (loss)             $   34,206  $   (12,205)  $    52,846  $   (14,019)
                               ----------  -----------   -----------  -----------

Net Income(loss) per share     $    0.006  $    (0.001)  $     0.003  $    (0.001)
                               ----------  -----------   -----------  -----------

Weighted Avg. Shares            5,237,807   23,326,841    17,297,163   23,326,841
                               ----------  -----------   -----------  -----------

                           IMPERIAL PETROLEUM, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                 SIX MONTHS ENDING

                                                31-JAN-97   31-JAN-96
                                              -----------  ----------
Net cash provided by (used in) operations          82,967     128,079

Net cash provided by (used in) investing
 activities:
            Capital additions and property
            acquisitions                           97,473           0
            Dispositions                           60,040    -866,668
            Other                                       0           0
                                              -----------  ----------
            Total                                 157,513    -866,668

Net cash provide by (used in) financing
 activities:
            Long term debt                              0     156,220
            Issuance of common stock             -166,961           0
            Notes payable                         733,139  -1,302,473
            Notes payable-related party          -849,766      71,361
                                              -----------  ----------
            Total                                -283,588  -1,074,892

Inc/decrease in cash equivalents                  -13,019       3,763
Cash and cash equivalents at beginning of
 year                                               9,041       3,279
Cash and cash equivalents at end of period         -3,978       7,042

Supplemental disclosures of Cash Flow
 Information
            Interest                                8,333           0
            Income taxes                                0           0

For the purposes of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash.

PART I - FINANCIAL INFORMATION
------------------------------

                           IMPERIAL PETROLEUM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                               JANUARY 31, 1997



(1)  GENERAL

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 1997. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended July 31, 1996.

THE COMPANY

Imperial Petroleum, Inc., a Nevada corporation ("the Company"), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and has diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company intends to utilize its oil and natural gas assets to support and enhance its mining activities. The Company has sold its oil and gas operations and intends to focus on its mining activities.


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

The Ridgepointe Exchange Transaction was closed on August 27, 1993. As a result, Ridgepointe is now a wholly, owned subsidiary of the Company. At the time of acquisition, Ridgepointe was engaged in the development of a copper ore mining operation in Yavapai County, Arizona and, through its wholly owned subsidiary, I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), in the exploration for and production of oil and gas in the Mid-continent and Gulf Coast regions of the United States.

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


In July 1996, Ridgepointe acquired mining claims comprising 900 acres and referred to as the Duke Mine, in San Juan county, Utah from Paradox Basins Inc. for payment of $100,000 and the issuance of 600,000 shares of the Company's restricted common stock as well as the reservation of a 4.5% net smelter royalty in favor of the sellers. The Company conducted an extensive sampling and testing program in connection with the acquisition to quantify the economic viability of the placer mining project and to determine the optimal recovery process to be employed. Because of the nature of the placer gold, i.e. microscopic, the determination of the recovery process is paramount to a successful mining operation. The Company has conducted its tests utilizing the Cosmos Concentrator which is designed to improve recoveries over conventional equipment in operations where the recovery of microscopic free gold is important, such as the Duke Mine. A third party reserve report has confirmed the significant gold values associated with the Duke Mine claims. The Company expects to initiate mining operations of a pilot plant during May or June, 1997, subject to final receipt of mining permits.

The Company sold the stock of Premier Operating Company for $175,000 on November 1, 1996 and retired its entire outstanding bank balance at Bank of Oklahoma with the proceeds. As a result of the sale, the company has substantially sold its oil and gas operations and properties.

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

During the quarter ending January 31, 1997, on November 21, 1996 the Company's shareholders approved a one for six reverse split of the company's common stock. As a result the Company's issued and outstanding common shares were reduced to 5,237,807 as of that date.

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

(3) NOTE PAYABLE

Subsequent to the acquisition of Premier Operating Company, Premier executed a promissory note and mortgage with a bank dated October 18, 1993 in the amount of $216,000. As of January 31, 1997 $144,220 has been advanced on the note. Accrued interest is due and payable monthly at the bank's prime rate which was 10.75% on January 31, 1997. Commencing June 1, 1994 a monthly principal payment of $4,500 plus interest was due. All unpaid principal and interest was due upon maturity at October 31, 1995. The note is secured by a mortgage on certain major oil and gas properties owned by Premier. The Company has paid the note in full.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------

                                    GENERAL
                                    -------

RESULTS OF OPERATIONS
---------------------

The following is a discussion of the results of operations of the Company for the three months and six months ended January 31, 1997. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil, natural gas, copper and gold, (ii) the level of total sales volumes, (iii) the level of lease operating expenses, and
(iv) the level of and interest rates on borrowings. Total sales volumes for oil and natural gas are significantly impacted by the degree of success the Company experiences in its efforts to maintain or increase production from its existing oil and gas properties through its development activities. The sales volumes from the Company's copper and gold mining operations are as yet insignificant, however, future results of operations are expected to be significantly affected by these factors. In subsequent quarters as a result of the sale of Premier Operating Company, the Company will not be reporting any revenues from oil and gas sales.

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

THREE MONTHS COMPARISON
-----------------------

Quarter ended January 31, 1997 compared to Quarter ended January 31, 1996.
--------------------------------------------------------------------------
Revenues for the three months ending January 31, 1997 were $0 compared to $25,164 for the comparable quarter ended January 31, 1996 and reflects the loss of operating revenue from the Company's oil and gas operations as a result of the sale of Premier. Any future revenues will result from the start-up of mining operations.

Production and mining operating expenses were $500 for the quarter ended January 31, 1997 compared to $16,329 for the quarter ended January 31, 1996 and represent an decrease due to the sale of Premier. Mining expenses decreased due to winter weather considerations the period. The Company expects its operating expenses for mining operations to increase significantly upon installation of its pilot operations on the Duke claims.

General and administrative costs decreased to $20,409 for the three months ending January 31, 1997 from $63,959 for the same period a year earlier and primarily reflects the decreased level of the Company's activity in its oil and gas production and is offset by increased activity in its efforts to establish its mining operations and reserves. G & A should increase significantly as the Company begins mining operations and initiates a corporate public relations campaign.

The Company had an after-tax net income gain of $34,206 ($0.006 per share) for the quarter ended January 31, 1997 compared to a net loss of $12,205 ($0.001 per share) for the comparable quarter a year earlier. The gain in income is attributable primarily to a reduction in interest expense for the period of $19,116 and a gain from the sale of Premier of $60,040 and is offset by a reduction in the income generated during the period ending January 31, 1997 of $0 as a result of the Company's financial program with FSI compared to income of $78,458 for the comparable period ending January 31, 1996.

SIX MONTH COMPARISON
Six Months Ending January 31, 1997 Compared To Six Months Ending January 31,
----------------------------------------------------------------------------
1996.
-----
Revenues for the six months ending January 31, 1997 were $15,955 compared to $44,197 for the same period a year earlier and reflect the a reduction in the production levels of Premier and the subsequent sale of the oil and gas subsidiary.

Operating expenses for oil and gas operations were $7,389 for the period ending January 31, 1997 compared to $23,811 for the six months ended January 31, 1996 as a result of the sale of Premier. Mining expenses increased for the same period from $6,495 a year ago to $17,069 and reflects increased activity on the Company's mining properties.

General and administrative expenses decrease from $106,380 during the six months ended January 31, 1996 to $50,927 for the period ending January 31, 1997 as a result of the sale of Premier and as a result of cost cutting measures implemented by the Company. DD&A also decreased from $23,178 a year ago to $6,857 during the current period. The Company expects both its G&A and its DD&A to increase once continuous mining activities are initiated.

The Company had an after tax net income gain of $52,846 ($0.006 per share) for the six months ending January 31, 1997 compared to a net loss of $14,019 ($0.001 per share) for the six months ending January 31, 1996. The increase in income is attributable to a net gain on the sale of Premier of $60,040 and is offset by a reduction in income from the Company's program with FSI of $107,322 for the period.

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

Presently the Company is engaged in mining activities on its property in Utah which require capital expenditures. Due to winter weather conditions, the Company has continued testing its claims and has initiated the design of a pilot facility to commence gold recovery operations in May or June 1997 subject to completion of permitting. Upon startup of operations, the Company expects to operate year-round. The total cost of the pilot plant is estimated at $185,000.

The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of mining activity achieved by the Company. The Company anticipates that its cash flow will not be sufficient to fund its operations and debt service at their current levels for the next year and that additional capital will be required. Presently, the Company is utilizing funds obtained in its program with FSI to retire its obligations and to fund its mining ventures. There is no assurance that FSI will continue to be successful in its efforts and that the Company will have sufficient funds to meet its obligations.

The Company's bank credit facility was paid off with proceeds from the sale of Premier. As a result the Company presently has no credit facility available to it from a bank or other lending institution.

The Company has obtained certain unsecured loans, in compliance with its bank covenants, from Jeffrey T. Wilson, which totals $280,840 as of January 31, 1997. These funds are being used to initiate the Company's mining activities. Management believes that the Company has insufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At January 31, 1997 the Company had current assets of $(3,978) and current liabilities of $2,279,230 which resulted in negative working capital of $2,283,208. The working capital deficit is primarily comprised notes payable to shareholders $280,840; notes payable to an affiliate $677,705 and an acquisition note payable of $1,000,000 secured by the UFO mine. Upon the completion of the purchase of certain assets and liabilities from its affiliate, as discussed above, the note payable to the affiliate will be extinguished. Also discussed previously, if the Company is unsuccessful in obtaining extensions or modifications of its acquisition note, the UFO mining venture may be terminated. The Company believes that its cash flow from operations will not be sufficient to meet its anticipated capital requirements. As a result the Company believes it will require additional financing in order to carry on its operations. Because future cash flows and the availability of financing are subject to a number of variables, such as the level of production, the prices of gold and copper and the Company's ability to successfully initiate operations on its mining properties, there can be no assurance that the Company's capital resources or ability to attract financing will be sufficient to maintain currently planned levels of capital expenditures. If the Company is unable to maintain its current level of operations, management believes the Company may be compelled to sell certain assets to meet its obligations.

SEASONALITY
-----------

The results of operations of the Company are somewhat seasonal due to seasonal fluctuations in the price for crude oil and natural gas and due to weather factors which affect mining activity and expenditures. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

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

                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS. NOT APPLICABLE.
        -----------------

ITEM 2. CHANGES IN SECURITIES. NOT APPLICABLE.
        ---------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. NOT APPLICABLE.
        -------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. REFERENCE IS MADE
        ----------------------------------------------------
        TO THE PROXY SOLICITATION MATERIALS REGARDING THE ANNUAL MEETING
        OF SHAREHOLDERS DATED NOVEMBER 21, 1996.

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

Dated:  August 25, 1997