Form 10-Q
period 1997-04-30
IMPERIAL PETROLEUM INC
filed 1997-09-03
CIK 355356

                        SECURITIES EXCHANGE COMMISSION
                             Washington D.C 20549



 (Mark One)

                                   FORM 10-Q


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarterly Period Ended April 30, 1997
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from_____ to______

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

          On April 30, l997, there were 5,237,807 shares of the Registrant's common stock issued and outstanding.

                           IMPERIAL PETROLEUM, INC.

                  Index to Form 10-Q for the Quarterly Period
                             Ended April 30, 1997

PART I - FINANCIAL INFORMATION


    Item 1.

Financial Statements.
--------------------
                                                                        Page
                                                                        ----

Consolidated Balance Sheets as of July 31, 1996 and April 30, 1997       4-5

Consolidated Statements of Operations for the three and nine
  months ended April 30,1997 and 1996.                                     6

Consolidated Statements of Cash Flows for the three and nine
  months ended April 30, 1997 and 1996.                                    7

Notes to Consolidated Financial Statements                                 8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.               13


PART II - OTHER INFORMATION


    The information called for by Item 1. Legal Proceedings, Item 2.      17
    Changes in Securities, Item 3. Default Upon Senior Securities,
    Item 4. Submission of Matters to a Vote of Security Holders, Item
    5. Other Information and Item 6. Exhibits and Reports on Form 8-K have been omitted as either inapplicable or because the answer thereto is negative.


SIGNATURES                                                                18

                                    PART I

                             FINANCIAL INFORMATION



                                         IMPERIAL PETROLEUM, INC.
                                         CONSOLIDATED BALANCE SHEET
                                                  UNAUDITED

                                                                      30-APRIL-97    31-JUL-96
                                                                      -----------   ----------
ASSETS
CURRENT ASSETS
         Cash                                                          $    7,728   $    9,041
         Accounts Receivable -oil & gas                                         0       15,673
         Other current assets                                                   0        1,150
                                                                       ----------   ----------
         Total                                                              7,728       25,864
                                                                       ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
         Equipment and leasehold costs                                          0      393,878
         Other depreciable assets                                               0        2,335
                                                                       ----------   ----------
                                                                                0      396,213
                                                                       ----------   ----------
         Less accumulated depreciation and depletion                            0      276,491
                                                                       ----------   ----------
         Net oil and gas properties                                             0      119,722
                                                                       ----------   ----------

         Mining properties under development
         Mining claims, options and development costs                   2,566,998    2,570,171
         Mining and milling equipment                                     735,236      735,236
         Acquisition in progress                                           92,193       28,000
                                                                       ----------   ----------
         Net mining properties                                          3,394,427    3,333,407
                                                                       ----------   ----------

         Net property, plant and equipment                              3,394,427    3,453,129
                                                                       ----------   ----------

OTHER ASSETS
         Accounts receivable-related party                                 57,182        9,876
         Deferred organization cost                                             0            0
         Investments-other                                                 13,445        2,445
         Investments- securities                                           60,980       60,980
         Investment in subsidiaries                                       971,114            0
         Deposits and other assets                                              0           75
                                                                       ----------   ----------
         Total other assets                                             1,102,721       73,376
                                                                       ----------   ----------

TOTAL ASSETS                                                           $4,504,876   $3,552,369
                                                                       ----------   ----------


                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED

                                               30-April-97   31-Jul-96
                                               -----------  -----------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
    Accounts payable                           $    12,854  $    49,262
    Accounts payable-related party                       0            0
    Accounts payable-other                          18,718       18,718
    Accrued expenses                               291,208      252,235
    Unearned revenue                                 3,550        3,550
    Notes payable                                1,198,905    1,139,817
    Notes payable-related party                     77,257      925,509
                                               -----------  -----------

    Total current liabilities                    1,602,492    2,389,091
                                               -----------  -----------

NON-CURRENT LIABILITIES
    Deferred income taxes                                0            0
    Notes payable, less current portion                  0            0
                                               -----------  -----------

    Total non-current liabilities                        0            0

STOCKHOLDER'S EQUITY
    Common stock                                   327,988       31,427
    Additional paid-in capital                   3,896,285    2,472,959
    Treasury stock                                (297,284)    (120,313)
    Retained earnings                           (1,008,397)  (1,204,587)
    Unrealized loss on marketable securities       (16,208)     (16,208)
                                               -----------  -----------

    Total stockholder's equity                   2,902,384    1,163,278
                                               -----------  -----------

Total Liabilities and Stockholder's Equity     $ 4,504,876  $ 3,552,369
                                               -----------  -----------


                           IMPERIAL PETROLEUM, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED


                                                      THREE MONTHS ENDING            NINE MONTHS ENDING
                                                  30-APRIL-97     30-APRIL-96      30-APRIL-97  30-APRIL-96
                                                  -----------     -----------      -----------  -----------
Oil and gas revenue                                $        -     $    19,445      $    15,955  $    62,877
Oil and gas lease operations                                0          10,814                0            0
                                                   ----------     -----------      -----------  -----------

Total operating income                                      0          30,259           15,955       62,877


Oil and gas lease operations                                0          10,835            7,389       34,646
Dry Hole costs                                              0               0                0            0
Mining operating expense                                4,600           2,032           21,669        8,527
General and administrative expense                     49,646          31,941          100,573      138,231
Depreciation and depletion                                  0          11,589            6,857       34,767
                                                   ----------     -----------      -----------  -----------

Total operating expense                                54,246          56,397          136,488      216,171
                                                   ----------     -----------      -----------  -----------

Income (loss) from opns.                              (54,246)        (26,138)        (120,533)    (153,294)


Interest expense                                       (5,616)        (24,550)         (13,949)     (97,649)
Interest income                                             0               0                0            0
Gold certificate income-net                            20,546               0           87,971      185,561
Loss on marketable securities                               0               0                0            0
Gain on retirement of debt                            677,705               0          677,705            0
Loss on write-down of mining equipment                      0               0                0            0
Gain/ loss on sale of assets                                0               0           60,040            0
                                                   ----------     -----------      -----------  -----------
Total other income/expense                            692,635         (24,550)         811,767       87,912
                                                   ----------     -----------      -----------  -----------
NET INCOME(LOSS)BEFORE TAX                            638,389         (50,688)         691,234      (65,382)
                                                   ----------     -----------      -----------  -----------

Current                                                     0               0                0            0
Deferred                                                    0               0                0            0
                                                   ----------     -----------
Total benefit from income                                   0               0                0            0
 taxes                                             ----------     -----------

NET INCOME  (LOSS)                                 $  638,389     $   (50,688)     $   691,234  $   (65,382)
                                                   ----------     -----------      -----------  -----------

Net Income(loss) per share                         $    0.122     $    (0.002)     $     0.052  $    (0.003)
                                                   ----------     -----------      -----------  -----------

Weighted Avg. Shares                                5,237,807      23,326,841       13,273,377   23,326,841
                                                   ----------     -----------      -----------  -----------

                           IMPERIAL PETROLEUM, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                                          NINE MONTHS ENDING
                                                                       30-APRIL-97   30-APRIL-96
                                                                       -----------   -----------
Net cash provided by (used in) operations                                  670,173        71,888

Net cash provided by (used in) investing activities:
     Capital additions and property acquisitions                            61,020      (866,668)
     Dispositions                                                           60,040             0
     Other                                                                       0             0
                                                                       -----------   -----------
     Total                                                                 121,860      (866,668)

Net cash provide by (used in) financing activities:
     Long term debt                                                              0       156,220
     Issuance of common stock                                             (296,592)            0
     Notes payable                                                          59,088    (1,302,473)
     Notes payable-related party                                          (848,252)       72,301
                                                                       -----------   -----------
     Total                                                              (1,085,756)   (1,073,952)

Inc/decrease in cash equivalents                                            (1,313)       (2,969)
Cash and cash equivalents at beginning of year                               9,041         3,279
Cash and cash equivalents at end of period                                  (7,728)          310


Supplemental disclosures of Cash Flow Information
     Interest                                                               13,949             0
     Income taxes                                                                0             0


For the purposes of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash.

PART I - FINANCIAL INFORMATION
---- -   --------- -----------

                           IMPERIAL PETROLEUM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                                APRIL 30, 1997



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

Acquisition of Premier.  Pursuant to a Stock Exchange Agreement dated October 4,
-------------- -------
1993 (the "Premier Stock Exchange Agreement"), between the Company and the holders of the issued and outstanding common stock of Premier Operating Company, a Texas corporation ("Premier") (such persons are sometimes referred to herein as the ("Premier Stockholders") The Premier Stockholders agreed to exchange (the "Premier Exchange Transaction") an aggregate of 749,000 shares of the common stock of Premier, consisting of 252,000 shares of Class A voting common stock and 497,000 shares of non-voting Class B common stock, representing 100% of the issued and outstanding common stock of Premier, for a total of 749,000 shares of newly issued shares of the Company's common stock representing 3.62% of the Company's resulting issued and outstanding common stock. The one-for-one ratio of the number of shares of the Company's common stock exchanged for each share of Premier common stock was determined through arms length negotiations between the Company and the Premier Stockholders.

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

In July 1996, Ridgepointe acquired mining claims comprising 900 acres and referred to as the Duke Mine, in San Juan county, Utah from Paradox Basins Inc. for payment of $100,000 and the issuance of 600,000 shares of the Company's restricted common stock as well as the reservation of a 4.5% net smelter royalty in favor of the sellers. The Company conducted an extensive sampling and testing program in connection with the acquisition to quantify the economic viability of the placer mining project and to determine the optimal recovery process to be employed. Because of the nature of the placer gold, i.e. microscopic, the determination of the recovery process is paramount to a successful mining operation. The Company has conducted its tests utilizing the Cosmos Concentrator which is designed to improve recoveries over conventional equipment in operations where the recovery of microscopic free gold is important, such as the Duke Mine. A third party reserve report has confirmed the significant gold values associated with the Duke Mine claims. The Company expects to initiate mining operations of a pilot plant during August or September 1997, subject to final receipt of mining permits.

The Company sold the stock of Premier Operating Company for $175,000 on November 1, 1996 and retired its entire outstanding bank balance at Bank of Oklahoma with the proceeds. As a result of the sale, the company has substantially sold its oil and gas operations and properties.

The Company entered into an agreement to purchase certain assets and liabilities from LaTex Resources, Inc. dated September 30, 1996 in connection with its merger with Alliance Resources Plc. Included in the assets to be purchased are 5,000,000 shares of common stock of Wexford Technology, Inc. representing 32.3% of the issued and outstanding shares and a note payable to LaTex totaling $1,372,799; 3,798,730 shares (pre-split) of common stock of Imperial Petroleum, Inc. and a note payable to LaTex totaling $677,705; 5,000 shares of LaTex Resources

International, Inc. common stock representing 100% of the issued and outstanding stock and a note payable to LaTex totaling $3,363,000; and 30,000 shares of Phoenix Metals, Inc. common stock representing 100 % of the issued and outstanding stock. The consideration paid to LaTex was 100,000 shares of LaTex stock and an option under certain conditions to reacquire the sold assets and liabilities during an 18 month period. Closing occurred April 30, 1997 with the consummation of the LaTex/Alliance merger.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.
            ------------------------ -----------

                                    GENERAL
                                    -------

RESULTS OF OPERATIONS
------- -- ----------

The following is a discussion of the results of operations of the Company for the three months and nine months ended April 30, 1997. The Company sold its oil and gas operations effective October 31, 1996 and as a result comparisons between quarters will reflect this change. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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

THREE MONTHS COMPARISON
-----------------------

Quarter ended April 30, 1997 compared to Quarter ended April 30, 1996. Revenues
------- -------------------------------------------------------------
for the three months ending April 30, 1997 were $0 compared to $30,259 for the comparable quarter ended April 30, 1996 and reflects the loss of operating revenue from the Company's oil and gas operations as a result of the sale of Premier. Any future revenues will result from the start-up of mining operations.

Production and mining operating expenses were $4,600 for the quarter ended April 30, 1997 compared to $12,867 for the quarter ended April 30, 1996 and represent a decrease due to the sale of Premier. Mining expenses decreased due to winter weather considerations during the period. The Company expects its operating expenses for mining operations to increase significantly upon installation of its pilot operations on the Duke claims.

General and administrative costs increased to $49,646 for the three months ending April 30, 1997 from $31,941 for the same period a year earlier and primarily reflects the decreased level of the Company's activity in its oil and gas production and is offset by increased activity in its efforts to establish its mining operations and reserves. G & A should increase significantly as the Company begins mining operations and initiates a corporate public relations campaign.

The Company had an after-tax net income gain of $638,389 ($0.122 per share) for the quarter ended April 30, 1997 compared to a net loss of $50,688 ($0.002 per share) for the comparable quarter a year earlier. The gain in income is attributable primarily to a reduction in interest expense for the period of $18,934 and the retirement of the debt to LaTex Resources of $677,705 as a result of the Company's purchase of certain assets and liabilities in connection with the LaTex/Alliance merger. In addition the Company generated fees during the period ending April 30, 1997 of $20,546 as a result of the Company's financial program with FSI compared to no fees for the comparable period ending April 30, 1996.

NINE MONTH COMPARISON
Nine Months Ending April 30, 1997 Compared To Nine Months Ending April 30, 1996.
-------------------------------------------------------------------------------
Revenues for the nine months ending April 30, 1997 were $15,955 compared to $62,877 for the same period a year earlier and reflect the reduction in the production levels of Premier and the subsequent sale of the oil and gas subsidiary.

Operating expenses for oil and gas operations were $7,389 for the period ending April 30, 1997 compared to $34,646 for the nine months ended April 30, 1996 as a result of the sale of Premier. Mining expenses increased for the same period from $8,527 a year ago to $21,669 and reflects increased activity on the Company's mining properties.

General and administrative expenses decrease from $138,231 during the nine months ended April 30, 1996 to $100,573 for the period ending April 30, 1997 as a result of the sale of Premier and as a result of cost cutting measures implemented by the Company. DD&A also decreased from $34,767 a year ago to $6,857 during the current period. The Company expects both its G&A and its DD&A to increase once continuous mining activities are initiated.

The Company had an after tax net income gain of $691,234 ($0.052 per share) for the nine months ending April 30, 1997 compared to a net loss of $65,382 ($0.003 per share) for the nine months ending April 30, 1996. The increase in income is attributable to a net gain on the sale of Premier of $60,040, reduced interest expense of $83,700 and a gain as a result of the retirement of the debt owed to LaTex Resources of $677,705 as a result of the acquisition by the Company of certain assets and liabilities from LaTex in connection with the LaTex/Alliance merger. Net income for the period is offset by a reduction in income from the Company's program with FSI of $97,590.

CAPITAL RESOURCES AND LIOUIDITY
------- --------- --- ---------

The Company's capital requirements relate primarily to its mining activities and the development of its oil and gas properties. Prior to the change in control, the Company funded its very limited activities from cash flow. The Company, through its subsidiaries, has established credit facilities with a bank to facilitate the funding of its operations, has sold oil and gas properties to provide working capital and has from time to time received unsecured loans from its President and principal shareholder. More recently the Company has funded its efforts as a result of fees collected in its financial program with FSI.

Presently the Company is engaged in mining activities on its property in Utah which require capital expenditures. Due to winter weather conditions, the Company has continued testing its claims and has initiated the design of a pilot facility to commence gold recovery operations in August to September 1997 subject to completion of permitting. Upon startup of operations, the Company expects to operate year-round. The total cost of the pilot plant is estimated at $185,000. Remaining capital costs to be funded are approximately $55,000.

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

The Company has obtained certain unsecured loans from Jeffrey T. Wilson, which totals $300,596 as of April 30, 1997. These funds are being used to initiate the Company's mining activities. Management believes that the Company has insufficient borrowing capacity to fund its anticipated needs and will need to access outside capital. As a result the Company has initiated discussions with an affiliate of FSI, Merrion Reinsurance Company Ltd., to assist in securing a credit facility of up to $250,000. Merrion has indicated a willingness to assist the Company in that regard, however, there is no assurance that a loan can be obtained or that the terms will be acceptable to the Company.

At April 30, 1997 the Company had current assets of $7,728 and current liabilities of $1,602,492 which resulted in negative working capital of $1,594,764. The working capital deficit is primarily comprised notes payable to shareholders $300,596; accrued expense, primarily for unpaid salaries of $291,208 and an acquisition note payable of $1,000,000 secured by the UFO mine. Also discussed previously, if the Company is unsuccessful in obtaining extensions or modifications of its acquisition note, the UFO mining venture may be terminated. The Company believes that its cash flow from operations will not be sufficient to meet its anticipated capital requirements until its mining operations in Utah are continuous. As a result the Company believes it will require additional financing in order to carry on its operations. Because future cash flows and the availability of financing are subject to a number of variables, such as the level of production, the prices of gold and copper and the Company's ability to successfully initiate operations on its mining properties, there can be no assurance that the Company's capital resources or ability to attract financing will be sufficient to maintain currently planned levels of capital expenditures. If the Company is unable to maintain its current level of operations, management believes the Company may be compelled to sell certain assets to meet its obligations.

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



INFLATION AND PRICES
--------- --- ------

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

                                    PART II

                               OTHER INFORMATION





ITEM 1.  LEGAL PROCEEDINGS. NOT APPLICABLE.
         -----------------

ITEM 2.  CHANGES IN SECURITIES. NOT APPLICABLE.
         ------- -------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. NOT APPLICABLE.
         --------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. REFERENCE IS
         ---------------------------------------------------
         MADE TO THE PROXY SOLICITATION MATERIALS REGARDING THE ANNUAL MEETING OF SHAREHOLDERS DATED NOVEMBER 21, 1996.

ITEM 5.  OTHER INFORMATION. NOT APPLICABLE.
         ------------------

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


                                  IMPERIAL PETROLEUM, INC.

                                  By: /s/ Jeffrey T. Wilson
                                      ---------------------
                                      Jeffrey T. Wilson,
                                  President and Chief Executive Officer



Dated:  August 28, 1997