Form 10-Q
period 1997-10-31
IMPERIAL PETROLEUM INC
filed 1998-05-07
CIK 355356

                         SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                    FORM 10-Q

 [X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended October 31, 1997
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from       to
                                                  -----    -----

                          Commission file number 0-9923



                            IMPERIAL PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)





      Nevada                                                95-3386019
    (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                          identification No.)

    100 NW Second Street
           Suite 312
Evansville, Indiana                                               47708
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


     On October 31, l997, there were 5,237,807 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                             Ended October 31, 1997

PART I - FINANCIAL INFORMATION


     Item 1.

Financial Statements.
--------------------
                                                                          Page
                                                                          ----
Consolidated Balance Sheets as of July 31, 1997 and October 31, 1997       4-5

Consolidated Statements of Operations for the three months                  6
ended October 31,1997 and 1996.

Consolidated Statements of Cash Flows for the three months ended            7
October 31, 1997 and 1996


Notes to Consolidated Financial Statements                                  8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                    13


PART II - OTHER INFORMATION


        The information called for by Item 1. Legal Proceedings, Item 2.   17
        Changes in Securities, Item 3. Default Upon Senior Securities,
        Item 4. Submission of Matters to a Vote of Security Holders, Item
        5. Other Information and Item 6. Exhibits and Reports on Form
        8-K have been omitted as either inapplicable or because the answer thereto is negative.


SIGNATURES                                                                 18

                                     PART I

                              FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                          UNAUDITED - OCTOBER 31, 1997

                                                                    31-OCT-97      31-JUL-97
                                                                    ---------      ---------
ASSETS
CURRENT ASSETS
             Cash                                                  $   (23,832)   $     1,103
             Accounts Receivable -oil & gas                            396,090              0
             Other current assets                                        14000         14,000
                                                                   -----------    -----------
             Total                                                     386,258         15,103
                                                                   -----------    -----------

PROPERTY, PLANT AND EQUIPMENT

             Mining properties under development
             Mining claims, options and development
             costs                                                     289,204        282,934
             Mining and milling equipment                               17,311              0
             Acquisition in progress                                   300,000        300,000
                                                                   -----------    -----------
             Net mining properties                                     606,515        582,934
                                                                   -----------    -----------

             Net property, plant and equipment                         606,515        582,934
                                                                   -----------    -----------

OTHER ASSETS
             Accounts receivable-related party                          47,305         47,305
             Deferred organization cost                                  31250              0
             Investments-other                                               0              0
             Investments- securities                                    77,188         77,188
             Investemnt in subsidiaries                                      0              0
             Deposits and other assets                                       0              0
             Total other assets                                        155,743        124,493
                                                                   -----------    -----------

TOTAL ASSETS                                                       $ 1,148,516    $   722,530
                                                                   -----------    -----------

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                          UNAUDITED - OCTOBER 31, 1997

                                                        31-OCT-97    31-JUL-97
                                                        ----------   ----------

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
             Accounts payable                           $   60,755   $   60,755
             Accounts payable-related party                      0            0
             Accounts payable-other                         85,218       85,218
             Accrued expenses                              261,604      230,354
             Unearned revenue                                    0            0
             Notes payable                                       0            0
             Notes payable-related party                   644,108      254,537
                                                        ----------   ----------

             Total current liabilities                   1,051,685      630,864
                                                        ----------   ----------

NON-CURRENT LIABILITIES
             Deferred income taxes                               0            0
             Notes payable, less current portion           -25,825            0
                                                        ----------   ----------
             Total non-current liabilities                 -25,825            0
                                                        ----------   ----------
STOCKHOLDER'S EQUITY
             Common stock                                    5,283        5,283
             Additional paid-in capital                  2,514,373    2,514,373
             Treasury stock                             -1,211,313   -1,216,677
             Retained earnings                          -1,185,687   -1,211,313
             Unrealized loss on marketable securities            0            0
                                                        ----------   ----------

             Total stockholder's equity                    122,655       91,666
                                                        ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $1,148,516   $  722,530
                                                        ----------   ----------

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                         THREE MONTHS ENDING
                                                      -------------------------
                                                       31-OCT-97     31-OCT-96
                                                                    -----------

OPERATING INCOME:
             Oil and gas revenue                      $         0   $    15,955
             Oil and gas lease operations                       0             0
                                                      -----------   -----------

             Total operating income                             0        15,955

OPERATING EXPENSES:
             Oil and gas lease operations                       0         7,389
             Dry Hole costs                                     0             0
             Mining operating expense                      17,831        16,569
             General and administrative expense           110,175        30,517
             Depreciation and depletion                         0         6,857
                                                      -----------   -----------

             Total operating expense                      128,006        61,332
                                                      -----------   -----------

INCOME/LOSS FROM OPERATIONS                              -128,006       -45,377

OTHER INCOME/EXPENSE
             Interest expense                                   0        -3,499
             Interest income                                    0             0
             Gold certificate income-net                  158,996        67,425
             Loss on marketable securities                      0             0
             Gain on retirement of debt                         0             0
             Loss on write-down of mining equipment             0             0
             Gain/ loss on sale of assets                       0             0
                                                                    -----------

             Total other income/expense                   158,996        63,926
                                                                    -----------

NET INCOME (LOSS) BEFORE TAX                               30,990        18,549
                                                      -----------   -----------

PROVISION FOR INCOME TAXES
             Current                                            0             0
             Deferred                                           0             0
                                                      -----------   -----------
             Total benefit from income taxes                    0             0
                                                      -----------   -----------

NET INCOME/LOSS                                       $    30,990   $    18,549
                                                      -----------   -----------

INCOME/LOSS PER SHARE                                 $     0.006   $     0.000
                                                      -----------   -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                     5,283,164    31,426,841
                                                      -----------   -----------

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                          THREE MONTHS ENDING
                                                          31-OCT-97 31-OCT-96
                                                          --------- ---------

Net cash provided by (used in) operations                  $55,721   $34,944

Net cash provided by (used in) investing activities:
             Capital additions and property acquisitions   -23,581    97,473
             Dispositions                                        0         0
             Other                                         -31,250         0
                                                           -------   -------
             Total                                         -54,831    97,473

Net cash provide by (used in) financing activities:
             Repurchase of common stock                          0         0
             Issuance of common stock                            0  -166,961
             Notes payable                                 -25,825    -1,299
             Notes payable-related party                         0    23,580
                                                           -------   -------
             Total                                         -25,825  -144,680

Decrease in cash and equivalents                           -24,935   -12,263
Cash and cash equivalents at beginning of year              -1,103     9,041
Cash and cash equivalents at end of period                 -23,832    -3,222


Supplemental disclosures of Cash Flow Information
             Interest                                            0     3,499
Cash paid Income taxes                                           0         0

For the purposes of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION
------   ---------------------

                            IMPERIAL PETROLEUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                                OCTOBER 31, 1997



(1) GENERAL

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 1998. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended
July 31, 1997.


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


HISTORICAL BACKGROUND

The Company was incorporated on January 16,1981 and is the surviving member of a merger between itself, Imperial Petroleum, Inc., a Utah corporation incorporated on June 4, 1979 (" Imperial-Utah"), and Calico Exploration Corp., a Utah corporation incorporated on September 27, 1979 ("Calico"). On August 11, 1982, Petro Minerals Technology, Inc. ("Petro"), a 94%-owned subsidiary of Commercial Technology Inc. ("Comtec") acquired 58% of the Company's common stock. Petro assigned to the Company its interests in two producing oil and gas properties in consideration for 5,000,000 shares of previously authorized but unissued shares of common stock of the Company and for a $500,000 line of credit to develop these properties. Petro has since undergone a corporate reorganization and is now known as Petro Imperial Corporation. On August 1,1988 in an assumption of assets and liabilities agreement, 58% of the Company's common stock was acquired from Petro by Glauber Management Co., a 100% owned subsidiary of Glauber Valve Co., Inc.

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

Acquisition of Premier. Pursuant to a Stock Exchange Agreement dated October 4, 1993 (the "Premier Stock Exchange Agreement"), between the Company and the holders of the issued and outstanding common stock of Premier Operating Company, a Texas corporation ("Premier") (such persons are sometimes referred to herein as the ("Premier Stockholders") The Premier Stockholders agreed to exchange (the "Premier Exchange Transaction") an aggregate of 749,000 shares of the common stock of Premier, consisting of 252,000 shares of Class A voting common stock and 497,000 shares of non-voting Class B common stock, representing 100% of the issued and outstanding common stock of Premier, for a total of 749,000 shares of newly issued shares of the Company's common stock representing 3.62% of the Company's resulting issued and outstanding common stock. The one-for-one ratio of the number of shares of the Company's common stock exchanged for each share of Premier common stock was determined through arms length negotiations between the Company and the Premier Stockholders.

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

In December 1993, Ridgepointe had agreed to acquire a 50% interest in two gold mining claims located in the Sierra Madre mountains of Mexico. Under the terms of the transaction, at closing Ridgepointe agreed to pay $50,000 and the Company agreed to issue 500,000 shares of newly-issued shares of the Company's restricted common stock and agreed to provide $200,000 in working capital to develop these mining claims. The Company has funded the working capital requirements under the terms of the letter agreement to construct roads and install equipment to develop the claims. As a result of its efforts, the Company is entitled to acquire an additional 5% interest in the project. Testing of the mining claims has been completed with very favorable results, and significant expenditures have been made to construct roads and a test facility for the mining project. Due to the magnitude of the remaining capital requirements, the Company has delayed any further efforts in developing the mining properties until such time as sufficient capital is available to allow continuous operations.

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

In September 1997 the Company began operation of its pilot facility located at the Duke Mine in Utah. The facility is designed to recover microscopic gold using a Cosmos Concentrator system at a rate of 100 tons of ore processed daily.

The Company completed the acquisition of an 80% interest in SilaQuartz Mining Company Ltd., a company owning mining rights to high-grade silica claims in Idaho on November 24, 1997. The Company believes SilaQuartz will be able to secure a significant portion of the market for this material very rapidly. Under the terms of the SilaQuartz transaction, the Company issued 750,000 shares of its restricted common stock and 750,000 shares of the stock it owns in Wexford Technology, Inc. in exchange for the 80% interest. In addition the Company is obligated to provide $250,000 in loans to SilaQuartz to begin mining operations.

The Company unwound its acquisition of the UFO Mining Limited Partnership interest in the Lone Star Mine in November 1997 and retired a note payable to UFO Mining Limited Partnership of $1,000,000 and secured the return of 1,000,000 shares of its common stock from UFO Mining Limited Partnership in exchange for the Company's contribution of its Congress Mill Site Facility interests and equipment and its interests in the Lone Star Mine to a Mining Partnership managed by Zane Pasma. The Company retained a 5% carried interest in the partnership through the expenditure by the Partnership of the first $6.0 million towards the development of the Lone Star Mine. The Partnership expects to initiate continuous mining on the Lone Star claims during 1998.

In August 1997, the Company received loans totaling $380,000 from its President and principal shareholder for use in furthering its mining activities and for use in assisting Wexford Technology, Inc. in paying off its delinquent private debt. The Company received a total of 1,600,000 shares of Wexford common stock that was assigned to Mr. Wilson for providing the loan.


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------

                                    GENERAL
                                    -------


RESULTS OF OPERATIONS
---------------------

The following is a discussion of the results of operations of the Company for the three months ended October 31, 1997. The Company sold its oil and gas operations effective October 31, 1996 and as a result comparisons between quarters will reflect this change. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

Historically, the factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil, natural gas, copper and gold, (ii) the level of total sales volumes, (iii) the level of lease operating expenses, and (iv) the level of and interest rates on borrowings. The sales volumes from the Company's copper and gold mining operations are as yet insignificant, however, future results of operations are expected to be significantly affected by these factors. As a result of the sale of Premier Operating Company, the Company will not be reporting any revenues from oil and gas sales.

Commodity prices for copper and gold continue to fluctuate. Until sustained sales are achieved in each commodity, price fluctuations will remain immaterial.


THREE MONTHS COMPARISON
-----------------------

Quarter ended October 31, 1997 compared to Quarter ended October 31, 1996. Revenues for the three months ending October 31, 1997 were $0 compared to $15,955 for the comparable quarter ended October 31, 1996 and reflects the loss of operating revenue from the Company's oil and gas operations as a result of the sale of Premier. Any future revenues will result from the start-up of mining operations.

Production and mining operating expenses were $17,831 for the quarter ended October 31, 1997 compared to $23,958 for the quarter ended October 31, 1996 and represent a decrease due to the sale of Premier. Mining expenses increased due to the startup of the Duke Mine during the period. The Company expects its operating expenses for mining operations to increase significantly upon installation of its pilot operations on the Duke claims.

General and administrative costs increased to $110,175 for the three months ending October 31, 1997 from $30,571 for the same period a year earlier and primarily reflects the decreased level of the Company's activity in its oil and gas production and is offset by increased activity in its efforts to establish its mining operations and reserves. G & A should continue to increase as the Company begins continuous mining operations and initiates a corporate public relations campaign.

The Company had an after-tax net income gain of $30,990 ($0.006 per share) for the quarter ended October 31, 1997 compared to a net gain of $18,549 ($0.000 per share) for the comparable quarter a year earlier. The gain in income is attributable primarily to a reduction in interest expense for the period of $18,934 and the retirement of the debt to LaTex Resources as a result of the Company's purchase of certain assets and liabilities in connection with the LaTex/Alliance merger. In addition the Company generated fees during the period ending October 31, 1997 of $158,996 as a result of the Company's financial program with FSI compared to fees of $67,425 for the comparable period ending October 31, 1996.


CAPITAL RESOURCES AND LIOUIDITY

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

Presently the Company is engaged in mining activities on its property in Utah which require capital expenditures. The Company began pilot operations at the Duke Mine in September 1997 at 20 tons of ore per day.

The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of mining activity achieved by the Company. The Company anticipates that its cash flow will not be sufficient to fund its operations and debt service at their current levels for the next year and that additional capital will be required. Presently, the Company is utilizing funds obtained in its program with FSI to retire its obligations and to fund its mining ventures. During the quarter ended October 31, 1997 the Company received $158,995 in non-refundable fees in connection with the FSI program. There is no assurance that FSI will continue to be successful in its efforts and that the Company will have sufficient funds to meet its obligations.

The Company's bank credit facility was paid off with proceeds from the sale of Premier. As a result the Company presently has no credit facility available to it from a bank or other lending institution.

The Company has obtained certain unsecured loans from Jeffrey T. Wilson, which totals $639,108 as of October 31, 1997. These funds are being used to initiate the Company's mining activities and to assist Wexford in the repayment of its delinquent private debt. Management believes that the Company has insufficient borrowing capacity to fund its anticipated needs and will need to access outside capital. As a result the Company has initiated discussions with an affiliate of FSI, Merrion Reinsurance Company Ltd., to assist in securing a credit facility of up to $250,000. Merrion has indicated a willingness to assist the Company in that regard, however, there is no assurance that a loan can be obtained or that the terms will be acceptable to the Company.

At October 31, 1997 the Company had current assets of $386,258 and current liabilities of $1,051,685 which resulted in negative working capital of $665,427. The working capital deficit is primarily comprised notes payable to shareholders $639,108; accrued expense, primarily for unpaid salaries of $261,604. The Company believes that its cash flow from operations will not be sufficient to meet its anticipated capital requirements until its mining operations in Utah are continuous. As a result the Company believes it will require additional financing in order to carry on its operations. Because future cash flows and the availability of financing are subject to a number of variables, such as the level of production, the prices of gold and copper and the Company's ability to successfully initiate operations on its mining properties, there can be no assurance that the Company's capital resources or ability to attract financing will be sufficient to maintain currently planned levels of capital expenditures. If the Company is unable to maintain its current level of operations, management believes the Company may be compelled to sell certain assets to meet its obligations.


SEASONALITY

The results of operations of the Company are somewhat seasonal due to seasonal fluctuations in the ability to conduct mining operations in certain areas, resulting in lower production volumes. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results, which may be realized on an annual basis.


INFLATION AND PRICES

The Company's revenues and the value of its mining properties have been and will be affected by changes in copper and gold prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on copper and gold prices. Prices for these commodities are subject to significant fluctuations that are beyond the Company's ability to control or predict.

                                    PART II


                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS. NOT APPLICABLE.
         -----------------

ITEM 2.  CHANGES IN SECURITIES. NOT APPLICABLE.
         ---------------------


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. NOT APPLICABLE.
         -------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. REFERENCE IS MADE
         ---------------------------------------------------
         TO THE PROXY SOLICITATION MATERIALS REGARDING THE ANNUAL MEETING OF SHAREHOLDERS DATED NOVEMBER 21, 1996.


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


Dated:  May __, 1998