Form 10-Q
period 1998-01-31
IMPERIAL PETROLEUM INC
filed 1998-05-07
CIK 355356

                        SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549



(Mark One)

                                   FORM 10-Q


[X]                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarterly Period Ended January 31, 1998

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


        On January 31, l998, there were 6,384,801 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                  Index to Form 10-Q for the Quarterly Period
                             Ended January 31, 1998

PART I - FINANCIAL INFORMATION
------------------------------

    Item 1.

Financial Statements.

                                                                           Page
                                                                           ----
Consolidated Balance Sheets as of July 31, 1997 and January 31, 1998        4-5

Consolidated Statements of Operations for the three months and the six        6
Months ended January 31,1998 and 1997.

Consolidated Statements of Cash Flows for the three and six months ended      7
January 31, 1998 and 1997



Notes to Consolidated Financial Statements                                    8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                    13


PART II - OTHER INFORMATION


    The information called for by Item 1. Legal Proceedings, Item 2.         17
    Changes in Securities, Item 3. Default Upon Senior Securities,
    Item 4. Submission of Matters to a Vote of Security Holders, Item
    5. Other Information and Item 6. Exhibits and Reports on Form 8-K have been omitted as either inapplicable or because the answer thereto is negative.


SIGNATURES                                                                   18

                                     PART I

                             FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                          UNAUDITED - JANUARY 31, 1998

                                                        31-JAN-98      31-JAN-97
                                                        ----------     ----------
ASSETS
CURRENT ASSETS
             Cash                                      $   (21,877)    $     1,103
             Notes Receivable                              467,090               0
             Prepaid Interest                               12,500               0
             Other current assets                            14000          14,000
                                                       -----------     -----------
             Total                                         471,713          15,103
                                                       -----------     -----------

PROPERTY, PLANT AND EQUIPMENT

             Mining properties under development
             Mining claims, options and development
             costs                                         946,204         282,934
             Mining and milling equipment                   17,311               0
             Acquisition in progress                       300,000         300,000
                                                       -----------     -----------
             Net mining properties                       1,263,515         582,934
                                                       -----------     -----------

             Net property, plant and equipment           1,263,515         582,934
                                                       -----------     -----------

OTHER ASSETS
             Accounts receivable-related party              47,305          47,305
             Deferred organization cost                      62500               0
             Investments-other                                   0               0
             Investments-securities                         77,188          77,188
             Investemnt in subsidiaries                          0               0
             Deposits and other assets                           0               0
                                                                       -----------
             Total other assets                            186,993         124,493
                                                       -----------     -----------

TOTAL ASSETS                                           $ 1,922,221     $   722,530
                                                       -----------     -----------

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                          UNAUDITED - JANUARY 31, 1998

                                                         31-JAN-98     31-JUL-97
                                                         ---------     ---------

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
             Accounts payable                            $   60,755    $   60,755
             Accounts payable-related party                       0             0
             Accounts payable-other                          85,218        85,218
             Accrued expenses                               292,854       230,354
             Unearned revenue                                     0             0
             Notes payable                                        0             0
             Notes payable-related party                    674,809       254,537
                                                         ----------    ----------

             Total current liabilities                    1,113,636       630,864
                                                         ----------    ----------

NON-CURRENT LIABILITIES
             Deferred income taxes                                0             0
             Notes payable, less current portion             49,175             0
                                                         ----------    ----------

             Total non-current liabilities                   49,175             0
                                                                       ----------

STOCKHOLDER'S EQUITY
             Common stock                                     6,033         5,283
             Additional paid-in capital                   3,170,623     2,514,373
             Treasury stock                              -1,211,313    -1,216,677
             Retained earnings                           -1,205,933    -1,211,313
             Unrealized loss on marketable securities             0             0
                                                         ----------    ----------

             Total stockholder's equity                     759,410        91,666
                                                         ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $1,922,221    $  722,530
                                                         ----------    ----------

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                           THREE MONTHS ENDING            SIX MONTHS ENDING
                                                        31-JAN-98       31-JAN-97      31-JAN-98      31-JAN-97
                                                       -----------     -----------    -----------    -----------

OPERATING INCOME:
             Oil and gas revenue                       $      --       $      --      $         0    $    15,955
             Oil and gas lease operations                        0               0              0              0
                                                       -----------     -----------    -----------    -----------

             Total operating income                              0               0              0         15,955

OPERATING EXPENSES:
             Oil and gas lease operations                        0               0              0          7,389
             Dry Hole costs                                      0               0              0              0
             Mining operating expense                            0             500         17,831         17,069
             General and administrative expense             20,245          20,409        130,420         50,927
             Depreciation and depletion                          0               0              0          6,857
                                                       -----------     -----------    -----------    -----------

             Total operating expense                        20,245          20,409        148,251         82,242
                                                       -----------     -----------    -----------    -----------

INCOME/LOSS FROM OPERATIONS                                -20,245         -20,409         10,744        -66,286

OTHER INCOME/EXPENSE
             Interest expense                                    0          -4,834              0         -8,333
             Interest income                                     0               0              0              0
             Gold certificate income-net                         0               0        158,956         67,425
             Loss on marketable securities                       0               0              0              0
             Provision for loss                                  0               0              0              0
             Loss on write-down of mining equipment              0               0              0              0
             Gain/ loss on sale of assets                        0          60,040              0         60,040
                                                       -----------     -----------    -----------    -----------

             Total other income/expense                          0          55,206        158,956        119,132
                                                       -----------     -----------    -----------    -----------

NET LOSS BEFORE INCOME TAXES                               -20,245          34,206         10,744         52,846
                                                       -----------     -----------    -----------    -----------

PROVISION FOR INCOME TAXES
             Current                                             0               0              0              0
             Deferred                                            0               0              0              0
                                                       -----------     -----------    -----------    -----------
             Total benefit from income taxes                     0               0              0              0
                                                       -----------     -----------    -----------    -----------

NET INCOME/LOSS                                        $   (20,245)    $    34,206    $    10,744    $    52,846
                                                       -----------     -----------    -----------    -----------

INCOME/LOSS PER SHARE                                  $    (0.003)    $     0.006    $     0.002    $     0.003
                                                       -----------     -----------    -----------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                      6,384,801       5,237,807      5,811,304     17,297,163
                                                       -----------     -----------    -----------    -----------

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                             SIX MONTHS ENDING
                                                            31-JAN-98   31-JAN-97
                                                            ---------   ---------

Net cash provided by (used in) operations                   -$41,795    $ 82,967

Net cash provided by (used in) investing activities:
             Capital additions and property acquisitions    -657,000      97,473
             Dispositions                                          0      60,040
             Other                                           -31,250           0
                                                            --------    --------
             Total                                          -688,250     157,513

Net cash provide by (used in) financing activities:
             Repurchase of common stock                            0           0
             Issuance of common stock                            750    -166,961
             Notes payable                                    75,000     733,139
             Notes payable-related party                           0    -849,766
             Paid-In Capital                                 656,250           0
                                                            --------    --------
             Total                                           732,000    -283,588

Increase (Decrease) in cash and equivalents                    1,955     -13,019
Cash and cash equivalents at beginning of year                23,832       9,041
Cash and cash equivalents at end of period                   -21,877      -3,978


Supplemental disclosures of Cash Flow Information
             Interest                                              0       8,333
Cash paid Income taxes                                             0           0

For the purposes of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION
------------------------------


                            IMPERIAL PETROLEUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                               JANUARY  31, 1998


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

The Company entered into an agreement to purchase certain assets and liabilities from LaTex Resources, Inc. dated September 30, 1996 in connection with its merger with Alliance Resources Plc. Included in the assets to be purchased are 5,000,000 shares of common stock of Wexford Technology, Inc. representing 32.3% of the issued and outstanding shares and a note payable to LaTex totaling $1,372,799; 3,798,730 shares (pre-split) of common stock of Imperial Petroleum, Inc. and a note payable to LaTex totaling $677,705; 5,000 shares of LaTex Resources International, Inc. common stock representing 100% of the issued and outstanding stock and a note payable to LaTex totaling $3,363,000; and 30,000 shares of Phoenix Metals, Inc. common stock representing 100% of the issued and outstanding stock. The consideration paid to LaTex was 100,000 shares of LaTex stock and an option under certain conditions to reacquire the sold assets and liabilities during an 18 month period. Closing occurred April 30, 1997 with the consummation of the LaTex/Alliance merger.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------

                                    GENERAL
                                    -------

RESULTS OF OPERATIONS
---------------------

The following is a discussion of the results of operations of the Company for the three months and six months ended January 31, 1998. The Company sold its oil and gas operations effective October 31, 1996 and as a result comparisons between quarters will reflect this change. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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


THREE MONTHS COMPARISON
-----------------------

Quarter ended January 31, 1998 compared to Quarter ended January 31, 1997. Revenues for the three months ending January 31, 1998 were $0 compared to $0 for the comparable quarter ended January 31, 1997. Any future revenues will result from the start-up of mining operations.

Production and mining operating expenses were $0 for the quarter ended January 31, 1998 compared to $500 for the quarter ended January 31, 1997. Mining expenses decreased from the prior quarter due to winter weather considerations which forced the temporary closing of the Duke Mine startup operations. The Company expects its operating expenses for mining operations to increase significantly upon the continuous operations on the Duke claims.

General and administrative costs were $20,245 for the three months ending January 31, 1998 and $20,409 for the same period a year earlier and primarily reflects the decreased level of the Company's activity in the winter time. G & A should increase significantly as the Company begins mining continuous operations and initiates a corporate public relations campaign.

The Company had an after-tax net income loss of $20,245 ($0.003 per share) for the quarter ended January 31, 1998 compared to a net gain of $34,206 ($0.006 per share) for the comparable quarter a year earlier. The loss is the result of the lack of a sale of assets during the quarter ending January 31, 1998 compared to a gain on the sale of assets of $60,040 during the same quarter a year earlier.


SIX MONTHS COMPARISON

Six months ended January 31, 1998 compared to Six months ended January 31, 1997. Revenues for the six months ending January 31, 1998 were $0 compared to $15,955 for the comparable period ended January 31, 1997. The decrease in revenues reflect the sale of the company's oil and gas production. Any future revenues will result from the start-up of mining operations.

Production and mining operating expenses were $17,831 for the period ended January 31, 1998 compared to $24,458 for the period ended January 31, 1997. As previously indicated the sale of the company's oil and gas operations accounts for the primary difference in the period comparisons. Mining expenses decreased from the prior quarter due to winter weather considerations which forced the temporary closing of the Duke Mine startup operations. The Company expects its operating expenses for mining operations to increase significantly upon the continuous operations on the Duke claims.

General and administrative costs were $130,420 for the six months ending January 31, 1998 and $50,927 for the same period a year earlier and primarily reflects the increased level of the Company's activity during the startup of the Duke Mine operations. G & A should increase significantly as the Company begins mining continuous operations and initiates a corporate public relations campaign.

The Company had an after-tax net income loss of $10,744 ($0.001 per share) for the six months ended January 31, 1998 compared to a net gain of $52,846 ($0.003 per share) for the comparable period a year earlier. The loss is the result of the lack of a sale of assets during the quarter ending January 31, 1998 compared to a gain on the sale of assets of $60,040 during the same quarter a year earlier.


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

Presently the Company is engaged in mining activities on its property in Utah which require capital expenditures. The Company began pilot operations at the Duke Mine in September 1997 at 20 tons of ore per day. Those operations were suspended in November 1997 due to winter weather conditions. The company hopes to reestablish operations in May 1998.

The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of mining activity achieved by the Company. The Company anticipates that its cash flow will not be sufficient to fund its operations and debt service at their current levels for the next year and that additional capital will be required. Presently, the Company is utilizing funds obtained in its program with FSI to retire its obligations and to fund its mining ventures. During the six months ended January 31, 1998 the Company received $158,995 in non-refundable fees in connection with the FSI program. There is no assurance that FSI will continue to be successful in its efforts and that the Company will have sufficient funds to meet its obligations.

The Company's bank credit facility was paid off with proceeds from the sale of Premier. As a result the Company presently has no credit facility available to it from a bank or other lending institution.

The Company has obtained certain unsecured loans from Jeffrey T. Wilson, which totals $639,108 as of January 31, 1998. These funds are being used to initiate the Company's mining activities and to assist Wexford in the repayment of its delinquent private debt. Management believes that the Company has insufficient borrowing capacity to fund its anticipated needs and will need to access outside capital. As a result the Company has initiated discussions with an affiliate of FSI, Merrion Reinsurance Company Ltd., to assist in securing a credit facility of up to $250,000. Merrion has indicated a willingness to assist the Company in that regard, however, there is no assurance that a loan can be obtained or that the terms will be acceptable to the Company.

At January 31, 1998 the Company had current assets of $471,713 and current liabilities of $1,113,635 which resulted in negative working capital of $641,922 The working capital deficit is primarily comprised notes payable to shareholders $639,108; and accrued expense, primarily for unpaid salaries of $292,854. The Company believes that its cash flow from operations will not be sufficient to meet its anticipated capital requirements until its mining operations in Utah are continuous. As a result the Company believes it will require additional financing in order to carry on its operations. Because future cash flows and the availability of financing are subject to a number of variables, such as the level of production, the prices of gold and copper and the Company's ability to successfully initiate operations on its mining properties, there can be no assurance that the Company's capital resources or ability to attract financing will be sufficient to maintain currently planned levels of capital expenditures. If the Company is unable to maintain its current level of operations, management believes the Company may be compelled to sell certain assets to meet its obligations.


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


Dated:  May__, 1998