Form 10-K
period 1997-07-31
IMPERIAL PETROLEUM INC
filed 1998-05-08
CIK 355356

                        SECURITIES EXCHANGE COMMISSION

                             Washington D.C 20549


(Mark One)

                                  FORM 10-K


   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 1997

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


                    Common Stock. $0.001 par value per share
                    ----------------------------------------
                                (Title of class)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation K is not contained herein, and will not be contained to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K      .
                            -----

        On July 3l, l997, there were 5,283,164 shares of the Registrant's common stock issued and outstanding.

         The aggregate market value of the Registrant's voting stock held by non-affiliates is unknown See Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

                      Documents Incorporated by Reference
                                      NONE

                           IMPERIAL PETROLEUM, INC.



                                   FORM 10-K



                       FISCAL YEAR ENDED JULY 3 l, 1997
                       --------------------------------
                               TABLE OF CONTENTS
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

PART I


ITEM 1. BUSINESS AND ITEM 2. PROPERTIES
---------------------------------------

Definitions

      As used in this Form 10-K

      "Mcf" means thousand cubic feet, "MMcf" means million cubic feet and "Bcf" means billion cubic feet "Mcfe" means thousand cubic feet equivalent, "Mmcfe" means million cubic feet equivalent and "Bcfe" means billion cubic feet equivalent. "Bbl" means barrel, "MBbls" means thousand barrels and "MMBbls" means million barrels. "BOE" means equivalent barrels of oil and "MBOE" means thousands equivalent barrels of oil. Unless otherwise indicated herein. Natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit. Natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil

      The term "gross" refers to the total leasehold acres or wells in which the Company has a working interest. The term "net" refers to gross leasehold acres or wells multiplied by the percentage working interest owned by the Company. "Net production" means production that is owned by the Company less royalties and production due others.

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

      Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI") and Phoenix Metals, Inc., a Texas corporation ("Phoenix"). Premier was sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997.

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

    At July 31, 1997, the Company had sold its remaining domestic oil and gas interests in the sale of Premier Operating Company and had completed its transition to a minerals and metals mining company. (See "Mining Reserves").


HISTORICAL BACKGROUND

    The Company was incorporated on January 16, 1981 and is the surviving member of a merger between itself, Imperial Petroleum, Inc., a Utah corporation incorporated on June 4, 1979 ("Imperial-Utah"), and Calico Exploration Corp., a Utah corporation incorporated on September 27, 1979 ("Calico").

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

    In July 1996, Ridgepointe acquired mining claims comprising 320 acres and referred to as the Duke Mine, in San Juan county, Utah from Paradox Basins Inc. for payment of $45,000 and the issuance of 600,000 shares of the Company's restricted common stock as well as the reservation of a 4.5% net smelter royalty in favor of the sellers. The Company conducted an extensive sampling and testing program in connection with the acquisition to quantify the economic viability of the placer mining project and to determine the optimal recovery process to be employed. Because of the nature of the placer gold, i.e. microscopic, the determination of the recovery process is paramount to a successful mining operation. The Company has conducted its tests utilizing the Cosmos Concentrator that is designed to improve recoveries over conventional equipment in operations where the recovery of microscopic free gold is important, such as the Duke Mine. A third party reserve report has confirmed the significant gold values associated with the Duke Mine claims. The Company acquired an additional 1,900 acres of claims contiguous to the original claim area and began operations of a pilot plant during September, 1997.

    The Company sold the stock of Premier Operating Company for $175,000 on November 1, 1996 (effective July 31, 1996) and retired its entire outstanding bank balance at Bank of Oklahoma with the proceeds. As a result of the sale, the company has substantially sold its oil and gas operations and properties.

    The Company entered into an agreement to purchase certain assets and liabilities from LaTex Resources, Inc. dated September 30, 1996 in connection with its merger with Alliance Resources Plc.. Included in the assets purchased are 5,000,000 shares of common stock of Wexford Technology, Inc. representing 32.3% of the issued and outstanding shares and a note payable to LaTex totaling $1,372,799; 3,798,730 shares (pre-split) of common stock of Imperial Petroleum, Inc. and a note payable to LaTex totaling $677,705; 5,000 shares of LaTex Resources International, Inc. common stock representing 100% of the issued and outstanding stock and a note payable to LaTex totaling $3,363,000; and 30,000 shares of Phoenix Metals, Inc. common stock representing 100% of the issued and outstanding stock. The consideration paid to LaTex was 100,000 shares of LaTex stock, the assumption of liabilities associated with the various entities and an option under certain conditions for Alliance to reacquire the 50% of the sold assets and liabilities during an 18-month period. Closing occurred at the time of the LaTex/Alliance merger, on April 30, 1997.

    On November 21, 1996 the Company's shareholders approved a one for six reverse split of the company's common stock. As a result the Company's issued and outstanding common shares were reduced to 5,237,807 as of that date.

SUBSEQUENT EVENTS

      In September 1997 the Company began operation of its pilot facility located at the Duke Mine in Utah. The facility is designed to recover microscopic gold using a Cosmos Concentrator system at a rate of 100 tons of ore processed daily.

      The Company completed the acquisition of an 80% interest in SilaQuartz Mining Company Ltd., a company owning mining rights to high-grade silica claims in Idaho. As one of only two commercial deposits of high grade silica in the United States, the Company believes SilaQuartz will be able to secure a significant portion of the market for this material very rapidly. Under the terms of the SilaQuartz transaction, the Company issued 750,000 shares of its restricted common stock and 750,000 shares of the stock it owns in Wexford Technology, Inc. in exchange for the 80% interest. In addition the Company is obligated to provide $250,000 in loans to SilaQuartz to begin mining operations.

      The Company unwound its acquisition of the UFO Mining Limited Partnership interest in the Lone Star Mine in November 1997 and retired a note payable to UFO Mining Limited Partnership of $1,000,000 and secured the return of 1,000,000 shares (pre-split) of its common stock from UFO Mining Limited Partnership in exchange for the Company's contribution of its Congress Mill Site Facility interests and equipment and its interests in the Lone Star Mine to a Mining Partnership managed by Zane Pasma. The Company retained a 5% carried interest in the partnership through the expenditure by the Partnership of the first $6.0 million towards the development of the Lone Star Mine. The Partnership expects to initiate continuous mining on the Lone Star claims during 1998.


BUSINESS STRATEGY

   The Company's business strategy has changed since the acquisition of Ridgepointe in August 1993. The Company has used its oil and gas assets to provide the working capital necessary to expand and develop its mineral mining activities. The Company's emphasis on mining ventures reflects its belief that quality opportunities still exist in many areas of mineral mining for small mining companies. The Company anticipates using partnership or joint venture arrangements to avoid the large capital expenditures that can accompany certain mining ventures. By seeking out small high quality claims and operations in areas either by-passed or not yet occupied by major mining concerns, the Company expects to position itself to take advantage of future upswings in the demand for certain minerals such as gold, copper and platinum. The Company intends to seek out opportunities in other commodities that the Company believes may have the opportunity for a cyclical improvement in demand and price.


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

RESERVES

    MINING
    ------

    The following table sets forth estimates as of July 31, 1997 of the mineral reserves net to the Company's interest in each of the Company's claim groups as prepared by independent engineers and geologists and by the Company. These estimates are based upon extensive sampling and testing on the Company's properties and are based on assumptions the Company believes are reasonable regarding production costs, metallurgical recoveries and mineral prices. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company's control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgement. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and that plans for mining could be revised.

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

                                                                                             As of July 31, 1997
                                                                                           ----------------------
                                                                                           Net Mineable Reserves
                                                                                           ----------------------
Claim Group              Location    Acres    Gold Grade (oz/ton)        Gold (oz)         Silver (oz)  Copper (lbs)
-----------------------  --------  ---------  -------------------  ----------------------  -----------  ------------
    UFO Mine (l)         Arizona         400                   0                       0            0       600,000
    Endless Glory (2)    Arizona         160                0.24                  67,400    1,626,000    17,660,000
    Bear 1 & 2           Arizona         320                0.06                  31,250            0             0
    Pa I & 2             Arizona         320                0.09                  34,320            0             0
    Santa 1-22           Arizona       3,280                0.05                 255,000            0             0
    Cal l & 2 (3)        Montana         320                0.07                  85,000            0             0
    Duke Mine            Utah          2,240                0.10               4,883,750            0             0
                                   ---------                                   ---------    ---------    ----------

    Total                              7,040                                   5,356,720    1,626,000    18,260,000


      (1) Copper reserves are based upon 400 million pounds at an average grade of 3% and adjusted for the Company's interest in the Joint Venture.

      (2) Silver grade is 5.81 oz./ton; copper reserves are based on 17.6 million pounds at an average grade of 3.1%.

      (3) Also contains significant amounts of industrial grade garnet.

    PRINCIPAL EXPLORATION AND DEVELOPMENT PROJECTS: MINING VENTURES:


    UNITED STATES

    UFO Mine - Until the formation of the Joint Venture, subsequent to year end, the Company operated the UFO Mine and Rumico Millsite located in Yavapai County, Arizona comprising some 400 acres of unpatented mining claims. The principal resource discovered to date is copper. Strip mining operations were initiated under a small miner's exemption July 1992 to verity the quality of the ore body and evaluate the economics of the mine. A limited core-drilling program was completed in March 1993 and a pilot operation was conducted using the millsite facilities to determine actual recoveries of copper As a result the Company has estimated the property's copper reserves at 12,000, 000 lbs. based upon an average grade of 3%. Working capital limitations had limited the Company's development of the mining property, in favor of other projects. And as a result, the Company entered into a Mining Joint Venture in November 1997, subsequent to year end. The property, was subject to an acquisition note with the former owners requiring the payment of $1,000,000. The note had been extended several times by the holder and the mining claims served as collateral for the note The Company negotiated a Mining Joint Venture with Mr. Zane Pasma in November 1997 that retired the note payable and secured the return of 1,000,000 shares of the Company's common stock (pre-split) for the assignment of the Company's interest in the Lone Star claims and a contribution of the Company's interest in the Congress Mill Site facility. The Company retained a 5% carried interest in the Mining Joint Venture through the initial $6.0 million spent by the Joint Venture to develop the property. Mr. Pasma manages the Mining Joint Venture and anticipates initial operations to commence during 1998.

    Endless Glory - The Endless Glory property consists of 160 acres of unpatented mining claims located in Santa Cruz county; Arizona and part of the Coronado national Forest, approximately 15 miles south of Patagonia. Arizona. Access to the property is through several National Forest roads and jeep trails. The claims are situated in a mountainous area made up of limestones and rhyolites which are intersected by veins of quartz and barite. The quartz veins are up to 7 feet in width and contain high amounts of base metals in the sulfides. Mining has been conducted on the property previously, primarily for base metals. Significant areas of placer deposits also exist in washes on the property. Testing and sampling of placer material and dump tailings indicate a total mineable volume of approximately 265.000 tons of material with mineral grades averaging 0.25 ounces/ton of gold; 6.13 ounces/ton of silver 3.33% copper and 1.6% zinc.

    The Company expects to conduct additional tests on the placer and tailings material during fiscal 1998 to determine if the material can be suitably recovered using the Cosmos concentrator equipment. The Company presently expects to utilize gravity separation methods to recover the precious metals, however additional testing may assist in defining the recovery method. The Company currently expects to spend approximately $25,000 on additional testing during the fourth quarter of fiscal 1998. Feasibility studies and engineering design of recovery systems will be conducted pending the outcome of tests using the Cosmos Concentrator.

    Bear 1 & 2 - The property comprises some 320 acres of unpatented mining claims located in western Cochise County, Arizona in the Huachuca mountains approximately 30 miles from Sierra Vista, Arizona. The area has been mined previously through lode workings in the Wakefield Mine and the Van Horn Mine, primarily for silver and tungsten. While the potential exists to evaluate and further quantify the potential values of the lode deposits on the property, the Company's primary focus is in the placer areas which make up part of Bear Creek. It is likely that the placer mineralization is connected with the various lode areas on the property.

    An extensive sampling and testing program indicates a total of approximately 505,000 tons of mineable placer material exists on the claims with an average grade of 0.06 ounces/ton of gold The Company expects to conduct a pilot operation using a portable Cosmos Concentrator unit during the fourth quarter of 1998. It is estimated that the total cost of the pilot operation will not exceed $75,000 Feasibility and engineering design and the timing of installation of a full scale plant will be determined based on the results of the pilot operation.

    PN 1 & 2 - The PN 1 & 2 property consists of 320 acres of unpatented mining claims located 20 miles northwest of Patagonia, Arizona in the Coronado National Forest of Santa Cruz County, Arizona. Access to the area is limited to four-wheel drive vehicles. Prior mining activity has occurred on the property in the Little Joker, St. Louis, Philadelphia, Armada, Lead King and Dragon Z mines all of which were productive of copper, lead, silver and gold. The Company presently anticipates reentering these old shafts and drifts to reestablish production. Sampling and testing at these sites yields mineable ore totaling 369,000 tons with an average grade of 0.09 ounces/ton of gold. In order to properly develop the property; the Company plans to initiate a core-drilling program to better define the mineralization at each site. It is expected that the core drilling program will cost approximately $300,000 and will be deferred until fiscal 1999.

    Santa 1-22 - The claims comprising the Santa 1 through Santa 22 are located in the Patagonia area of Santa Cruz County; Arizona and encompass some 3,300 acres of unpatented mining claims. Mining activity in the past has occurred at the Dixie, Joplin, Last Chance, Happy Jack and Mohawk mines that produced lead, copper, silver and gold. Mining in this area dates to 1879. Numerous tailings piles exist at these sites which can be processed for gold recovery. In addition the Company anticipates conducting a core drilling program to further define the mineralization on the lode mines. Because of the significant placer area available on these claims, the Company expects to conduct an extensive testing and sampling program during fiscal 1998 to determine the suitability of the Cosmos Concentrator to recovering gold in these areas. The sampling and testing which has been conducted to date at the various sites, including the tailings piles indicates a total of 4,320,000 tons of mineable ore with an average grade of 0.06 ounces/ton of gold. The Company expects to conduct its analysis of the placer material during the fourth quarter of fiscal 1998 and anticipates the cost of the test program to be about $75,000. Core drilling to further define the lode mineralization will be delayed until fiscal 1999 due to capital and manpower limitations.

    Cal 1 & 2 - The Cal 1 & 2 property consists of 320 acres of unpatented mining claims located near the city of Butte, Montana. The property contains significant amounts of industrial quality garnet and sapphire as well as gold. The claims consist of placer material deposited by the California Creek and most, if not all of the previous mining in this area has been placer mining Based upon the sampling and testing program which has been conducted to date, the total mineable tonnage available is 2,555,000 tons with an average yield of
0.033 ounces/ton of gold, 5.5 lbs./ton of garnet and 0.12 lbs./ton of sapphire. The Company plans to conduct recovery tests utilizing the Cosmos concentrator during the fourth quarter of fiscal 1999 to determine the suitability of this equipment for recovering gold from these placers. The estimated cost for the test is $55,000. The results of the test will determine the timing and cost of the recovery system installed to initiate full-scale operations.

    Duke Mine - The primary focus of the Company during fiscal 1997 has been the initiation of operations on the Duke Mine located in San Juan County, Utah. The property comprises some 2,240 acres of unpatented mining claims in the Dry Valley Gold Claim area. Access to the property is excellent via blacktop roads adjacent to the claims. The property is located some 20 miles south of Moab, Utah. The primary mineralization at the Duke Mine occurs as microscopic gold located in very fine grain placer material. Sieve analysis of the sand indicates that about 71% of the material are larger than 200 mesh. Recovery tests have been conducted on a grid sampling pattern throughout the claim area utilizing the Cosmos Concentrator and indicate an average recovery of 0.10 ounces/ton of free gold. Because of the nature of the placer material and in particular its size, mining and process recovery operations will be significantly simplified, thereby reducing costs. The Company has, subsequent to its initial reserve report, conducted additional recovery tests utilizing other equipment in addition to the Cosmos Concentrator with similar results. Water is readily available, however, drilling is required.

     The Company began production at the Duke Mine during the first quarter of fiscal 1998 on a pilot operation. A portable Cosmos Concentrator was purchased and was moved on site. The facility should be capable of processing about 100 tons of placer material per day, however initial operations have been conducted at rates of 20 tons per day. The Company spent approximately $185,000 to begin operations at this level and is operating under a small miner's permit exemption. Pilot plant results have been encouraging despite mechanical start-up problems. Subject to completing construction of a building over the pilot facility, the Company hopes to continue to operate throughout the winter months. Additional testing will be conducted during the winter to further improve overall system efficiency and optimize recoveries. A full-scale modular facility is planned during the first and second quarters of fiscal 1999, subject to capital availability, permitting and construction schedules, at a cost of $5.0 million and with a capacity of 10,000 tons per day. The present claims owned by the Company contain approximately 48,837,500 tons of placer material. The company anticipates obtaining additional claims in the vicinity of the Duke Mine during fiscal 1998 to further enhance its mineral resource in this area. Presently there are 5 other companies active in the development of claims in the vicinity of the Duke Mine.

    MEXICO

    Lance and Trega Mines - During 1993 the company entered into a joint venture to exploit gold reserves located in the Sierra Madre mountains of Mexico in and around the town of Uruachi, Mexico. Under the terms of the agreement the Company would own 55% of the mines for paying $50,000 and 500,000 shares of the Company's restricted common stock and for providing working capital loans of up to $200,000 to be used to complete infrastructure and facilities necessary to develop continuos mining operations. Although the quality of the ore bodies in the Lance and Trega mines tested at very high contents of gold, 4 ounces/ton and 2 ounces/ton, respectively, the Company and its partner were unable to complete the necessary infrastructure due to capital limitations. Both parties have essentially mothballed the project until such time as sufficient capital is available to complete the construction of roads and facilities. The company has expended approximately $265,000 in the development of this project to date.


COMPETITION

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


REGULATION

    Federal, state and local authorities extensively regulate the mining industry. Legislation affecting the mining industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations binding on the mining industry and their individual members some of which carry substantial penalties for the failure to comply. The regulatory burden on the mining industry increases their cost of doing business and consequently, affects their profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

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

TITLE TO PROPERTIES

    Mining. The Company does not have title opinions on its mining claims or leases and, therefore, has not identified potential adverse claimants nor has it quantified the risk that any adverse claims may successfully contest all or a portion of its title to the claims. Furthermore, the validity of all unpatented mining claims is dependent upon inherent uncertainties such as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. In the absence of a discovery of valuable minerals, a mining claim is open to location by others unless the claimant is in actual possession of and diligently working the claim (pedis possessio) No assurance can be given with respect to unpatented mining claims in the exploratory stage that a discovery of a valuable mineral deposit will be made.

    To maintain ownership of the possessory title created by an unpatented mining claim against subsequent locators, the locator or his successor in interest must pay an annual fee of $200 per claim.


OPERATIONAL HAZARDS AND INSURANCE

    The operations of the Company are subject to all risks inherent in the exploration for and operation of mines and mining equipment, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of, drilling rigs and equipment, mines, producing facilities or other property or could result in personal injury, loss of life or pollution of the environment. Any such event could result in substantial expense to the Company which could have a material adverse effect upon the financial condition of the Company to the extent it is not fully insured against such risk The Company carries insurance against certain of these risks but, in accordance with standard industry practices, the Company is not fully insured for all risks either because such insurance is unavailable or because the Company elects not to obtain insurance coverage because of cost. Although such operational risks and hazards may to some extent be minimized. No combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in mining operations


EMPLOYEES

    The Company employs one person in its Evansville, Indiana office whose functions are associated with management, operations and accounting. The Company uses independent contractors to supervise its mining business.


ITEM 3. LEGAL PROCEEDINGS.
        -----------------

    None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

    For the year ended July 31, 1997, the Company submitted certain matters to its shareholders at its Annual Meeting held on November 21, 1997 in Evansville, Indiana. The Proxy Statement mailed to shareholders in advance of the November 21, 1997 Annual Meeting is included herein by reference.

                                    PART II


  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK; AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock is traded in the over-the-counter market. Since 1984 trading has been so limited and sporadic that it is not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company has been advised that trading in its shares resumed, subsequent to year-end. The approximate present bid price for the Company's common stock is $0.06 per share and the approximate asked price is $0.56 per share.

      No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

      At July 31, 1997, there are approximately 557 holders of record of the Company's common stock.


  ITEM 6. SELECTED FINANCIAL DATA

                                               1997          1996         1995         1994         1993        1992
                                            -----------  ------------  -----------  -----------  -----------  ---------

Operating Revenue                           $   15,955   $   105,630      114,667      296,641      433,213     196,703
Income (loss) from continuing operations    $   (6,726)  $  (388,089)    (461,186)    (306,397)    (124,914)     10,025
Net Income (loss)                           $   (6,726)  $  (276,424)    (702,195)    (307,397)    (124,914)     10,025
Net Income (loss) per share                 $     (0.0)  $    (.0.01)       (0.03)       (0.01)       (0.01)          0
Total Assets                                $ 722, 530   $ 3,552,369    4,887,842    3,907,113    2,394,010     793,712
Stockholder's Equity                        $   91,666   $ 1,163,278    1,462,035    1,119,930    1,531,431      17,317
Cash Dividends Paid per Common Share        $        0             0            0            0            0           0
Number of Outstanding Shares                 5,283,164    31,426,841   24,026,841   21,180,958   10,920,184   7,000,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

    The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales, (iii) the level of lease operating expenses, (iv) the level of and interest rates on borrowings and the ability of FSI to market its financial product to generate non-refundable fees to the Company. Since the Company has limited control over the success of FSI's program, the Company will need to rely on the initiation operations on its mining ventures to generate cash flow and future profits. As the Company successfully completes its strategy of becoming a mining company, the same factors listed above will apply to the sale of minerals and metals mined by the Company. As the Company initiates production on its mining properties, results of operations will be affected by: (i) commodity prices for copper and gold, (ii) the quantity and quality of the ores recovered and processed and
(iii) the level of operating expenses associated with the mining operations.

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant downward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation.
Current spot prices for gold are $309.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

Copper prices have fluctuated dramatically since the Company's acquisition of its copper property with prices ranging from a low of about $0.65 per pound in August 1993 to a high of $1.20 per pound in 1995 to current levels of about $0.85 per pound. Wide variations in copper prices have resulted from the increased demand for electrical wire and copper related products as a result of the continued high growth rate of the economies of the industrialized nations and as a result of periodic reductions in the availability of scrap copper for recycling. Continued fluctuations in the spot price for copper are expected to result from variations in the availability of scrap copper and the continued strong demand from emerging nations. Concerns regarding the economies of the Pacific Rim nations, and in particular Japan, have recently dampened demand for copper and will likely impact its price until such time as stability is achieved in those economies.

With the initiation of production from the Duke Gold Mine in Utah, the Company's principal source of cash flow will be the production and sale of gold. Cash flow from gold sales depends upon the quantity of production and the price obtained for such production. An increase in prices permits the Company to finance its operations to a greater extent with internally generated funds. A decline in gold prices reduces the cash flow generated by the Company's operations, which in turn reduces the funds available for servicing debt, acquiring additional mining properties and for developing and expanding its mining operations.

YEAR ENDED JULY 31, 1997 COMPARED TO YEAR ENDED JULY 31, 1996. Total revenues for the Company for the year ended July 31, 1997 were $15,955 compared to $105,630 for the year ended July 31, 1996. The decrease in revenues reflect the sale of Premier Operating Company during the first quarter of 1997. The Company expects to begin reporting revenues from its operation of the Duke Gold Mine during the spring of 1998.

Operating expenses for the year ended July 31,1997 were $132,189 compared to $386,619 for the year ended July 31, 1996. The level of expenses is expected to remain about the same for fiscal 1998 until significant mining activity is achieved during the third and fourth quarters. General and administrative expenses decreased to $93,433 for the year ended July 31,1997 compared to $312,453 for the prior year end and reflect the reduced activity of the Company in the mining business and the costs associated therewith. General and administrative expenses are expected to increase dramatically as mining operations are initiated and the Company hires employees to manage its operations.

The Company incurred an after tax loss of $6,726 ($0.00 per share) for the year ended July 31, 1997 compared to a loss of $276,424 ($0.01 per share) for the year ending July 31, 1996. The improvement in the after tax loss reflects the gain on the extinguishment of the debt ($775,211) owed by the company to Latex Resources, Inc. in connection with the Company's purchase of certain assets and liabilities from LaTex. The Company received $91,521 during the year in non-refundable fees in conjunction with its participation with FSI compared to $268,532 the prior year. Until the Company initiates significant mining operations on a continuous basis, it is anticipated that the Company's operations will continue to be unprofitable.

YEAR ENDED JULY 31, 1996 COMPARED TO YEAR ENDED JULY 31, 1995. Total revenues for the Company for the year ended July 31, 1996 were $105,630 compared to $114,667 for the year ended July 31, 1995. The decrease in revenues reflect lower produced volumes of oil and natural gas and is offset somewhat by slightly higher product prices received. In addition to revenues from operations, the Company generated net revenue of $268,532 during the year from its participation in the financial program offered by FSI. Since the ability of FSI to continue its 1996 levels of placements of its financial product cannot be assured, the Company expects its revenues will decrease during fiscal 1997 and reflect revenue levels commensurate with its current oil and gas operations. The Company sold its oil and gas operations in October, 1996 and as a result will have only minimal revenues until its mining operations begin. Since the Company is, subject to available capital, planning the start-up of operations on its Duke Mine during fiscal 1997 operating revenues may increase if operations are achieved on a significant level.

Operating expenses for the year ended July 31, 1996 were $386,619 compared to $389,940 for the year ended July 31, 1995. The level of expenses is expected to remain about the same for fiscal 1997 unless significant mining activity is achieved. General and administrative expenses increased to $312,453 for the year ended July 31, 1996 compared to $234,012 for the prior year-end and reflect the present acquisition activity in the mining business and the costs associated therewith. General and administrative expenses are expected to increase dramatically as mining operations are initiated and the Company hires employees to manage its operations.

The Company incurred an after tax loss of $276,424 ($0.01 per share) for the year ended July 31, 1996 compared to a loss of $702,895 ($0.03 per share) for the year ending July 31, 1995 The improvement in the after tax loss reflects the increase in non-refundable fees received by' the Company in conjunction with its participation with FSI and the reduction in write-offs incurred in prior years. Until the Company initiates significant mining operations on a continuous basis, it is anticipated that the Company's operations will continue to be unprofitable.

YEAR ENDED JULY 31, 1995 COMPARED TO YEAR ENDED JULY 31, 1994. Total revenues from the Company's operations and activities were $114,667 for the year ending July 31, 1995 compared to $296,641 for the prior year-end. The decrease in revenue of $181,9?4 (61%) reflects the sale of the oil and gas assets of I.B. Energy, Inc. and a reduction of oil and gas prices during 1995. The present level of revenues is indicative of the Company's current oil and gas operations in its Premier Operating Company subsidiary.

Operating expenses declined slightly to $389,940 for the year ended July 31, 1995 compared to $524,525 for the prior year ending July 31, 1994, as a result of the sale of the I.B. Energy, Inc. oil and gas assets and the suspension of certain mining activities. General and administrative expenses remained constant in fiscal 1995 compared to fiscal 1994 as a result of the start-up of certain mining operations within Ridgepointe which were subsequently suspended due to a lack of working capital. The mining company accounted for $105,322 of general and administrative expenses.

The Company incurred an after tax net loss of $702,895 ($0.03 per share) for the year ending July 31, 1995 compared to a loss of $265,869 ($0.01 per share) for the year ending July 31, 1994. Until the Company initiates its mining operations on a continuous basis, the Company expects its present level of operations to continue to be unprofitable.


CAPITAL RESOURCES AND LIQUIDITY.

The Company's capital requirements relate primarily to its mining activities and the expansion of those activities. Prior to the change in control, the Company funded its very limited activities from cash flow. The Company, through its subsidiaries, had established credit facilities with a bank to facilitate the funding of its operations. As a result of the sale of its Premier Operating subsidiary in October, 1996, the Company retired its principal bank debt and no longer has access to financing from that source.

Presently the Company is active in several mining activities, which will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to each project on an annual basis and the timing of the development of each project. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, management believes the Company will need to raise capital from outside sources during fiscal 1998. In the event that additional capital is not obtained, it may become necessary to alter development plans or otherwise abandon certain ventures.

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

The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of and mining activity achieved by the Company. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels and that additional funds will be required.

Subsequent to year-end the Company sold its oil and gas properties and its Premier Operating subsidiary and paid off its existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total $254,537 as of July 31, 1997. These funds are being used to initiate the Company's mining activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At July 31, 1997, the Company had current assets of $15,103 and current liabilities of $630,864, which resulted in negative working capital of $615,761. The negative working capital position is comprised primarily of notes payable to shareholders and related parties. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 1998 Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell certain of its assets to meet its obligations.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           AUDITED FINANCIAL STATEMENTS OF IMPERIAL PETROLEUM, INC.


Independent Auditor's Report..........................................  F-1
Consolidated Balance Sheets as of July 31, 1997 and 1996..............  F-2
Consolidated Statements of Operations for the years ended
July 31, 1997, 1996 and 1995..........................................  F-3
Consolidated Statements of Stockholder's Equity for the years
Ended July 31, 1997, 1996 and 1995....................................  F-4
Consolidated Statements of Cash flows for the years ended
July 31, 1997, 1996 and 1995..........................................  F-5
Notes to Consolidated Financial Statements............................  F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the directors, executive officers and key employees of the Company.

        NAME          AGE                        POSITION
        ----          ---                        --------

Jeffrey T. Wilson      44  Director, Chairman of the Board, President and Chief
                           Executive Officer

Malcolm W. Henley      46  Director, Vice President

Stacey D. Smethers     29  Director, Secretary


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


SECTION 16(A) REPORTING DEFICIENCIES

Section 16(a) of the Securities and Exchange Act of 1934 ("Exchange Act") requires the Company's directors and officers and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers ("NASD"). Such persons are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file.

Based upon a review of Form 3, 4 and 5 filings made by the Company's officers and directors during the past fiscal year ended July 31, 1997 under Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

ITEM 11. EXECUTIVE COMPENSATION.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company's Chairman of the Board, President and Chief Executive Officer and (2) other compensation paid to officers and directors of the Company. During the three fiscal years ended July 31, 1997, 1996 and 1995 (i) no restricted stock awards were granted, (ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

The Company began accruing salary due to Jeffrey T. Wilson in January 1994. To date no actual salary payments have been made to Mr. Wilson.



                          SUMMARY COMPENSATION TABLE
                          --------------------------
                                                                    LONG TERM AWARDS
                                                                    ----------------
                                    ANNUAL COMPENSATION                 WARRANTS
                                    -------------------             ----------------
NAME AND PRINCIPAL
------------------
POSITION                        YEAR       SALARY      BONUS           # SHARES
--------                        ----       ------      -----           --------
Jeffrey T. Wilson               1997       $100,000     --              250,000(1)
                                1995       $100,000     --                --
                                1995       $ 79,167     --                --

Malcolm W. Henley               1997           --       --              250,000(1)
                                1996           --       --              333,333(2)
                                1995           --       --                --

Stacey D. Smethers              1997           --       --               50,000(1)
                                1996           --       --                8,333(2)
                                1995           --       --                --

None of the executive officers listed received perquisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officers.

(1) The exercise price of the warrants is $0.25 per share with a term of three years from October 9, 1997.

(2) The exercise price of the warrants is $0.18 per share with a term of three years from July 10, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    As of July 31, 1997, the Company has 5,283,164 issued and outstanding shares of common stock. The following table sets forth, as of July 31, 1997, the number and percentage of shares of common stock of the Company owned beneficially by
(I) each director of the Company, (ii) each executive officer of the Company,
(iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company's common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31, 1997, the Company had approximately 557 holders of common stock of record.



                                  Number of Shares
Name of Beneficial Owner         Beneficially Owned  Percent of Class
--------------------------       ------------------  -----------------

Jeffrey T. Wilson (1)                1,695,835              32.1%

Malcolm W. Henley (2)                   33,334               0.6%

Stacey D. Smethers (3)                   1,667              0.03%

All officers and directors as a
Group (3 people)                     1,730,836             32.73%


(1) The mailing address of Mr. Wilson is 100 NW Second Street, Suite 312, Evansville, Indiana 47708.

(2) The mailing address of Mr. Henley is 4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma 74135.

(3) The mailing address of Stacey D. Smethers is 4813 Rustic Road, Sand Springs, Oklahoma 74063.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $254,537 as of July 31, 1997.

The Company has made unsecured loans to Wexford Technology, Inc., an affiliate of the Company, of $184,794 as of July 31, 1997.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ---------------------------------------------------------------

(a) Financial Statements (See Item 8. Financial Statements and Supplementary Data):

         Financial Statements of Imperial Petroleum, Inc.

         Reports of Independent Public Accountants;
         Consolidated Balance Sheets as of July 31, 1997 and 1996; Consolidated Statements of Operations for the years ended
           July 31, 1997, 1996, and 1995;
         Consolidated Statements of Stockholder Equity for the years ended
           July 31, 1997, 1996, and 1995;
         Consolidated Statements of Cash Flows for the years ended
           July 31, 1997, 1996, and 1995;
         Notes to Consolidated Financial Statements.

         Supplemental Financial Information
         Schedule II - Amounts Receivable from Related Parties. Other Schedules are omitted as they are not required.

(b)      Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal year ended July 31, 1997.

(c)      Exhibits.

2.1 Reorganization Agreement and Plan incorporated herein by reference to Exhibit E to the Registrant's General Form for Registration of Securities on Form 10 filed with the Securities and Exchange Commission on August 31, 1981 (the "Form 10").

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

3.1 Certificate of Incorporation of the Registrant incorporated herein by reference to Exhibit - of the Form 10.

3.2 Bylaws of the Registrant incorporated herein by reference to Exhibit B of the Form 10.

4        Instruments defining the rights of security holders, including indentures. Not applicable.

9        Voting Trust Agreement. Not applicable.

10.1 Letter Agreement between I.B. Energy, Inc. and Bank of Oklahoma, N.A. dated July 9, 1992.

10.2 Promissory Note in the principal sum of $395,000 by and between I.B. Energy, Inc. and Bank of Oklahoma, N.A. dated July 9, 1992.

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

10.4 Guaranty Agreement by and between James G. Borem, Patricia Borem and Bank of Oklahoma, N.A. dated July 9, 1992.

10.5 Guaranty Agreement by and between Jeffrey T. Wilson, Annalee C. Wilson and Bank of Oklahoma, N.A. dated July 9, 1992.

10.6 Letter Agreement between I.B. Energy, Inc. and Bank of Oklahoma, N.A. dated July 9, 1992.

10.7 Security Agreement and Assignment [Louisiana] between I.B. Energy, Inc. and Bank of Oklahoma, N.A. dated July 9, 1992.

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

10.10 Promissory Note in the principal sum of $350,000 by and between I.B. Energy, Inc., and Bank of Oklahoma, N.A. dated May 7, 1993.

10.11 Guaranty Agreement by and between Ridgepointe Mining Company and Bank of Oklahoma N.A. dated May 7, 1993.

10.12 Guaranty Agreement by and between Jeffrey T. Wilson, Annalee C. Wilson, and Bank of Oklahoma, N.A. dated May 7, 1993.

10.13 Guaranty Agreement by and between James G. Borem, Patricia Borem, and Bank of Oklahoma, N.A. dated May 7, 1993.

10.14 Promissory Note in the principal sum of $216,000 by and between Premier Operating Company and Bank of Oklahoma, N.A. dated October 18, 1993.

10.15 Mortgage, Deed of Trust, Security Agreement. Financing Statement and Assignment (Midland County, Texas) by and between Premier Operating Company and Bank of Oklahoma, N.A. dated October 18, 1993.

10.16 Financing Statement by and between Premier Operating Company and Bank of Oklahoma, N.A. dated October 18, 1993.

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

10.18 Negative Pledge Agreement by and between Premier Operating Company and Bank of Oklahoma, N.A. dated October 18, 1993.

10.19 Guaranty Agreement by and between Ridgepointe Mining Company and Bank of Oklahoma, N.A. dated October 18, 1993.

10.20 Guaranty Agreement by and between the Registrant and Bank of Oklahoma, N.A. dated October 18, 1993.

10.21 Guaranty Agreement by and between Jeffrey T. Wilson, Annalee C. Wilson, and Bank of Oklahoma, N.A. dated October 18, 1993.

10.22 Agreement to Acquire SilaQuartz Mining Company dated November 3, 1997 Including Subsequent Amendments.

10.23 Compromise and Settlement Agreement by and Between Ridgepointe Mining Company and UFO Limited Partnership dated November 28, 1997.

10.24 Joint Venture Agreement for the Recovery of Precious Metals by and between Zane Pasma and Ridgepointe Mining Company dated December 1, 1997.

11       Statement re: computation of per share earnings. Not applicable.

12       Statement re: computation of ratios. Not applicable.

13       Annual Report to security holders, Form 10-Q, or quarterly report to security holders. Not applicable.

16       Letter re: change in certifying accountant. Not applicable.

18       Letter re: change in accounting principles. Not applicable.

21       Subsidiaries of the Registrant.

22       Published report regarding matters submitted to vote of security holders. Included by reference.

23       Consents of experts and counsel. Not applicable.

24       Power of Attorney. Not applicable.

27       Financial Data Schedule. Not applicable.

28       Information from reports furnished to state insurance regulatory authorities. Not applicable.

99       Additional Exhibits. Not applicable.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Imperial Petroleum, Inc.
Date: May ____, 1998                   /s/ Jeffrey T. Wilson
                                       ----------------------
                                       Jeffrey T. Wilson, President
                                       and Chief Executive Officer



     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



  Signature                        Title                             Date
-------------                  ------------                        ----------

/s/  Jeffrey T. Wilson         President and Chief Executive        May __, 1998
------------------------       Officer (Principal Executive
Jeffrey T. Wilson              Officer) and Director

                           IMPERIAL PETROLEUM, INC.

                                     AND

                                 SUBSIDIARIES



                                 CONSOLIDATED

                             FINANCIAL STATEMENTS

                         AS OF JULY 31, 1997 and 1996


                                      and


                              FOR THE YEARS ENDED

                         JULY 31, 1997, 1996 and 1995


                                      and


                         INDEPENDENT AUDITOR'S REPORT

                           IMPERIAL PETROLEUM, INC.

                         July 31, 1997, 1996, and 1995



                        T A B L E  O F  C O N T E N T S
                        -------------------------------


                                                                     Page
                                                                     ----

Independent Auditor's Report

Consolidated Financial Statements:

  Consolidated Balance Sheets                                           2

  Consolidated Statements of Operations                                 3

  Consolidated Statements of Stockholders' Equity                       4

  Consolidated Statements of Cash Flows                               5-6

  Notes to Consolidated Financial Statements                         7-29

           [LETTERHEAD OF BRISCOE, BURKE & GRIGSBY LLP APPEARS HERE]




                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



Board of Directors
Imperial Petroleum, Inc.
Evansville, Indiana


We have audited the accompanying consolidated balance sheets of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 1997 and 1996 and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended July 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

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



                                      /s/BRISCOE, BURKE & GRIGSBY LLP


                                      BRISCOE, BURKE & GRIGSBY LLP
                                      Certified Public Accountants



March 7, 1998
Tulsa, Oklahoma

                            IMPERIAL PETROLEUM, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                             July 31, 1997 and 1996

ASSETS                                                    1997          1996
                                                       ----------    ----------
Current assets:
  Cash                                                 $    1,103    $    9,041
  Accounts receivable - oil and gas                          --          15,673
  Other current assets                                     14,000         1,150
                                                       ----------    ----------

    Total current assets                                   15,103        25,864
                                                       ----------    ----------

Property, plant and equipment at cost,
  using successful efforts method for
  oil and gas properties (Note 2)
Oil and gas properties:
  Equipment and leasehold costs                              --         393,878
  Other depreciable assets                                   --           2,335
                                                       ----------    ----------

                                                             --         396,213

Less: accumulated depreciation
 and depletion                                               --         276,491
                                                       ----------    ----------

Oil and gas properties and other, net                        --         119,722
                                                       ----------    ----------

Mining properties under development
  (Notes 1, 2, and 4):
  Mining claims, options and
    development costs                                     282,934     2,570,171
  Mining and milling equipment                               --         735,236
  Acquisition in progress (Note 18)                       300,000        28,000
                                                       ----------    ----------
                                                          582,934     3,333,407
                                                       ----------    ----------

  Net property, plant and equipment                       582,934     3,453,129
                                                       ----------    ----------

Other assets:
  Accounts receivable - related party
    (Note 3)                                               47,305         9,876
  Investments-other                                          --           2,445
  Investments-securities (Notes 2 and 12)                  77,188        60,980
  Deposits and other assets                                  --              75
                                                       ----------    ----------

     Total other assets                                   124,493        73,376
                                                       ----------    ----------

     TOTAL ASSETS                                      $  722,530    $3,552,369
                                                       ==========    ==========


LIABILITIES and STOCKHOLDERS' EQUITY                      1997          1996
                                                       ----------    ----------
Current liabilities:
  Accounts payable                                     $   60,755    $   49,262
  Accounts payable - other                                 85,218        18,718
  Accrued expenses                                        230,354       252,235
  Unearned revenue                                           --           3,550
  Notes payable (Note 6)                                     --       1,139,817
  Notes payable - related parties
    (Note 7)                                              254,537       925,509
                                                       ----------    ----------

    Total current liabilities                             630,864     2,389,091
                                                       ----------    ----------

Noncurrent liabilities:
  Deferred income taxes (Note 5)                             --            --
  Notes payable, less current
    portion (Note 6)                                         --            --
                                                       ----------    ----------
      Total noncurrent liabilities                           --            --
                                                       ----------    ----------

Stockholders' equity:
  Common stock - par value $.001;
    50,000,000 authorized; issued
    and outstanding 5,283,164
    on July 31, 1997 and
    31,426,841 on July 31, 1996                             5,283        31,427
  Additional paid-in capital                            2,514,373     2,472,959
  Treasury stock 715,000 and -0-
    shares, respectively                               (1,216,677)     (120,313)
  Accumulated deficit                                  (1,211,313)   (1,204,587)
  Unrealized loss on marketable
    securities (Notes 2 and 12)                              --         (16,208)
                                                       ----------    ----------

       Total stockholders' equity                          91,666     1,163,278
                                                       ----------    ----------

 Commitments and contingencies
   (Note 9)

       TOTAL LIABILITIES and
         STOCKHOLDERS' EQUITY                          $  722,530    $3,552,369
                                                       ==========    ==========


The accompanying notes are an integral part of these financial statements.

                            IMPERIAL PETROLEUM, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995

                                                                   1997            1996            1995
                                                               ------------    ------------    ------------
Operating income:
  Oil and gas revenue                                          $     15,955    $    104,740    $    103,836
  Oil and gas lease operations and management fees                     --               890          10,831
                                                               ------------    ------------    ------------

    Total operating income                                           15,955         105,630         114,667
                                                               ------------    ------------    ------------

Operating expenses:
  Oil and gas lease operating expense                                 7,389          44,980          61,287
  Dry hole costs                                                       --              --            48,285
  Mining lease expense                                               24,510           1,760            --
  General and administrative expenses                                93,433         312,453         234,012
  Depreciation and depletion (Note 2)                                 6,857          27,426          46,356
                                                               ------------    ------------    ------------

    Total operating expenses                                        132,189         386,619         389,940
                                                               ------------    ------------    ------------

Loss from operations                                               (116,234)       (280,989)       (275,273)
Other income and expense:
  Interest expense                                                  (19,478)       (107,100)       (185,913)
  Interest income                                                                      --              --
  Gold certificate income - net (Note 15)                            91,521         268,532            --
  Unrealized loss on marketable securities                             --              --          (233,750)
  Provision for loss (Note 4)                                          --              --          (163,860)
  Loss on write-down of mining equipment (Note 14)                 (797,786)       (121,953)           --
  Gain on extinguishment of debt                                    775,211            --              --
  Gain (loss) on sale of assets                                      60,040         (34,914)           --
                                                               ------------    ------------    ------------

Net loss before income taxes                                         (6,726)       (276,424)       (858,796)
                                                               ------------    ------------    ------------

Provision for income taxes:  (Note 5)
  Current                                                              --              --             7,100
  Deferred                                                             --              --          (163,001)
                                                               ------------    ------------    ------------

    Total benefit from income taxes                                    --              --          (155,901)
                                                               ------------    ------------    ------------

Net loss                                                       $     (6,726)   $   (276,424)   $   (702,895)
                                                               ============    ============    ============

Loss per share (Note 2)                                        $       --      $       (.01)   $       (.03)
                                                               ============    ============    ============
Weighted average shares outstanding                              13,357,111      24,927,938      23,892,869
                                                               ============    ============    ============

The accompanying notes are an integral part of these financial statements

                           IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                Consolidated Statements of Stockholders' Equity

               For the Years Ended July 31, 1997, 1996, and 1995


                                                   Common Stock
                                             -------------------------    Additional
                                                              Par          Paid-In
                                               Shares        Value         Capital
                                             -----------   -----------   -----------

Balances at July 31, 1994                     22,426,841   $    22,427   $ 2,092,771

Stock issued for services                        100,000           100        17,088
Stock issued for mining properties
   and equipment                               1,500,000         1,500       256,312
Net loss for the period                             --            --            --
                                             -----------   -----------   -----------

Balances at July 31, 1995                     24,026,841        24,027     2,366,171

Receipt of Treasury stock                           --            --            --
Stock issued for services                        500,000           500        14,500
Stock issued for mining properties
  and equipment                                1,900,000         1,900        55,100
Stock issued for investment                    5,000,000         5,000        37,188
Net loss for the period                             --            --            --
                                             -----------   -----------   -----------

Balances at July 31, 1996                     31,426,841        31,427     2,472,959

Reverse split (Note 17)                      (26,188,677)      (26,189)       26,189
Receipt of Treasury stock (Notes 16 and 18)         --            --            --
Stock issued for mining properties
  and equipment                                   45,000            45        15,225
Net loss for the period                             --            --            --
                                             -----------   -----------   -----------

Balances at July 31, 1997                      5,283,164   $     5,283   $ 2,514,373
                                             ===========   ===========   ===========

                                                                         Unrealized        Total
                                              Treasury      Retained      Loss on      Stockholders'
                                                Stock        Deficit       Equity         Equity
                                             -----------   -----------   -----------   -----------
Balances at July 31, 1994                    $      --     $  (225,268)  $      --     $ 1,889,930

Stock issued for services                           --            --            --          17,188
Stock issued for mining properties
   and equipment                                    --            --            --         257,812
Net loss for the period                             --        (702,895)         --        (702,895)
                                             -----------   -----------   -----------   -----------

Balances at July 31, 1995                           --        (928,163)         --       1,462,035

Receipt of Treasury stock                       (120,313)         --            --        (120,313)
Stock issued for services                           --            --            --          15,000
Stock issued for mining properties
  and equipment                                     --            --            --          57,000
Stock issued for investment                         --            --            --          42,188
Net loss for the period                             --        (276,424)      (16,208)     (292,632)
                                             -----------   -----------   -----------   -----------

Balances at July 31, 1996                       (120,313)   (1,204,587)      (16,208)    1,163,278

Reverse split (Note 17)                             --            --            --            --
Receipt of Treasury stock (Notes 16 and 18)   (1,096,364)         --          16,208    (1,080,156)
Stock issued for mining properties
  and equipment                                     --            --            --          15,270
Net loss for the period                             --          (6,726)         --          (6,726)
                                             -----------   -----------   -----------   -----------

Balances at July 31, 1997                    $(1,216,677)  $(1,211,313)  $      --     $    91,666
                                             ===========   ===========   ===========   ===========


The accompanying notes are an integral part of these financial statements.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                     Consolidated Statements of Cash Flows

                For the Years Ended July 31, 1997, 1996 and 1995

                                                                    1997        1996         1995
                                                                 ----------  -----------  -----------

Cash flows from operating activities:
  Historical net loss                                            $  (6,726)   $(276,424)   $(702,895)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and depletion                                       6,857       27,426       46,356
    Unrealized loss on marketable securities                             -            -      233,750
    Provision for loss (Note 4)                                          -            -      163,860
    (Increase) Decrease in refundable income tax                         -            -       56,500
    (Increase) Decrease in accounts receivable - oil and gas        15,673       (3,929)      24,859
    (Increase) Decrease in accounts receivable - other             (37,429)           -        4,910
    (Increase) Decrease in other current assets                    (12,850)        (718)      54,356
    (Increase) Decrease in other assets                                 75       14,812        9,331
    Increase (Decrease) in accounts payable                         11,493      (18,108)       5,769
    Increase (Decrease) in accounts payable - related parties            -      (10,951)     (19,323)
    Increase (Decrease) in accounts payable - other                 66,500        1,800      (41,487)
    Increase (Decrease) in accrued expenses                        (21,881)      77,800      107,710
    Increase (Decrease) in unearned revenue                         (3,550)       3,550            -
    Increase (Decrease) in income taxes payable                          -            -      (39,128)
    Increase (Decrease) in deferred income taxes                         -            -     (170,518)
                                                                 ---------    ---------    ---------

      Net cash used for operating activities                        18,162     (184,742)    (265,950)
                                                                 ---------    ---------    ---------


Cash flows from investing activities:
  Mining options, properties and equipment  - net                 (105,832)     (20,000)    (173,634)
  Oil and gas properties and equipment sold                        112,865            -          800
  Write-down of oil and gas equipment                                    -       18,869            -
  Write-off of mining claims and equipment                               -      134,824            -
  (Increase) Decrease in investment - other                          2,445       (2,445)      48,285
                                                                 ---------    ---------    ---------

    Net cash used for investing activities                       $   9,478    $ 131,248    $(124,549)
                                                                 ---------    ---------    ---------

The accompanying notes are an integral part of these financial statements.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                For the Years Ended July 31, 1997, 1996 and 1995

                                                                            1997          1996         1995
                                                                        ------------  ------------  ----------
Cash flows from financing activities:
  Increase (Decrease) in notes payable                                  $  (139,817)  $   (12,593)   $(71,360)
  Increase (Decrease) in notes payable - related parties                    104,239        71,849     496,950
  Increase (Decrease) in long-term debt                                           -             -     (36,482)
  Increase (Decrease) in equity through acquisition                               -             -           -
                                                                        -----------   -----------    --------

    Net cash provided by financing activities                               (35,578)       59,256     389,108
                                                                        -----------   -----------    --------

Net increase (decrease) in cash and cash equivalents                         (7,938)        5,762      (1,391)

Cash and cash equivalents at beginning of year                                9,041         3,279       4,670
                                                                        -----------   -----------    --------

Cash and cash equivalents at end of year                                $     1,103   $     9,041    $  3,279
                                                                        ===========   ===========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for
    Interest                                                            $     6,896   $    63,270    $100,414
    Income taxes                                                                  -             -

Supplemental schedule of noncash investing and financing activities:
  Stock issued for mining equipment and mining claim options            $    15,270   $   (57,000)   $257,812
  Stock issued for services                                                       -       (15,000)     17,188
  Stock issued for investment                                                     -       (42,188)          -
  Rescind agreement on mining claims and equipment                        2,045,565     1,270,376           -
  Rescind agreement on notes payable                                     (1,089,753)   (1,150,063)          -
  Rescind agreement on common stock issued                                 (955,812)     (120,313)          -
  Unrealized loss on equity securities                                      (16,208)       16,208           -
  Write-down of oil and gas assets                                                -        18,869           -
  Write-down of mining claims                                               797,786       134,824     163,860
  Extinguishment of debt                                                   (775,211)            -           -
                                                                        -----------   -----------    --------
     Total                                                              $    21,637   $    55,713   $ 438,860

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

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION

     ORGANIZATION
     ------------

     The Company is engaged, through its wholly owned subsidiary, Ridgepointe Mining Company, in testing, defining and developing mineral reserves on mining claims it owns or operates in Utah, Montana, Arizona, and New Mexico.

     FINANCIAL CONDITION
     -------------------

     The Company's financial statements for the year ended July 31, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $6,726 for the year ended July 31, 1997 and as of July 31, 1997 has an accumulated deficit of $1,211,313 and a deficit working capital of $615,761.

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

                            IMPERIAL PETROLEUM, INC.
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements

1.   ORGANIZATION AND BUSINESS COMBINATION (CONTINUED)

     DISPOSITION OF OIL AND GAS PROPERTIES
     -------------------------------------

     During the year, the Company sold all of its oil and gas properties owned by Premier Operating Company for $175,000 in cash. This resulted in a gain of $60,040. The Company used $139,817 of the proceeds to satisfy its obligation to Bank of Oklahoma.

     ACQUISITION OF LATEX RESOURCES INTERNATIONAL, INC.
     --------------------------------------------------

     See Note 16.

     ACQUISITION OF PHOENIX METALS, INC.
     -----------------------------------

     See Note 16.

     DEVELOPMENT STAGE COMPANY
     -------------------------

     A summary of the financial information of Ridgepointe Mining Company (A Development Stage Company), excluding its wholly owned subsidiary I. B. Energy, Inc., is as follows:

                                        1996          1997
                                    ------------  ------------

      Current assets                 $       25   $
                                                  -
      Net property and equipment      3,333,407       582,934
      Other assets                        2,445             -
                                     ----------   -----------

        Total assets                 $3,335,877   $   582,934
                                     ==========   ===========

                                        1996         1997
                                     ----------   -----------

      Current liabilities            $2,544,487   $   640,474
      Long-term liabilities                   -             -
      Common stock                      125,107       125,107
      Paid-in capital                 1,343,886     1,343,886
      Deficit accumulated during
        development stage              (677,603)   (1,526,533)
                                     ----------   -----------

        Total liabilities and
          stockholders' deficit      $3,335,877   $   582,934
                                     ==========   ===========

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (CONTINUED)


                                                              Cumulative
                                     1996         1997      From Inception
                                  -----------  -----------  ---------------

      Operating revenues          $        -   $        -   $            -
      Miscellaneous income                 -            -           96,579
                                   ---------    ---------      -----------

         Total income                      -            -           96,579

      Lease operating expenses         1,760       24,510           95,270
      General and
        administrative                54,121       16,689          344,997
                                   ---------    ---------      -----------

         Total expenses               55,881       41,199          440,267

     Net operating loss              (55,881)     (41,199)        (343,688)

     Interest                        (28,677)      (9,945)        (252,971)
     Loss on sale/write-down
       of assets                    (137,998)    (797,786)        (977,691)
                                   ---------    ---------      -----------

     Net loss before
       income taxes                 (222,556)    (848,930)      (1,574,350)
     Income tax benefit                    -            -         (169,770)
                                   ---------    ---------      -----------

         Net loss                  $(222,556)   $(848,930)     $(1,404,580)
                                   =========    =========      ===========

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (CONTINUED)

                                                                  Cumulative
                                                                From Inception
                                                                --------------
     Cash flows from operating activities:
      Historical net loss                                       $ (1,526,533)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation and depletion                                         -
        (Increase) in other assets                                         -
        Increase in current liabilities                              640,474
                                                                ------------

          Net cash used for operating activities                    (886,059)
                                                                ------------

     Cash flows from investing activities:
      Mining options, properties and equipment purchased - net      (582,934)
                                                                ------------

          Net cash used for investing activities                    (582,934)
                                                                ------------

      Cash flows from financing activities:
      Increase in notes payable                                            -
      Increase in notes payable funding - related parties          1,468,993
                                                                ------------

        Net cash provided by financing activities                  1,468,993
                                                                ------------

      Net increase in cash and cash equivalents                            -

      Cash and cash equivalents at inception                               -
                                                                ------------

      Cash and cash equivalents at July 31, 1997                $          -
                                                                ============
      Supplemental disclosures of cash flow information:
       Cash paid during the period for
         Interest                                               $          -
         Income taxes                                                      -

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

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION
     ---------------------------

     The July 31, 1997, 1996 and 1995 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., and Phoenix Metals, Inc. All significant intercompany accounts have been eliminated.

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

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of exposure to any one institution. In the case of default of any one financial institution, no cash investments exist that are not covered by the FDIC. The Company's revenues were, until 1997, derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company has not experienced significant credit losses on such receivables. The Company performs periodic evaluations of its customers' financial condition and generally does not require collateral.

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

     INCOME TAXES
     ------------

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of change in tax rates is recognized in income in the period that includes the enactment date.

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

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121 for the fiscal year ending July 31, 1997.

     RECLASSIFICATION
     ----------------

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


3.   ACCOUNTS RECEIVABLE - RELATED PARTIES

     Accounts receivable - related parties was comprised of the following:

                                     1997        1996
                                  ----------  ----------

      Shareholder                 $   1,000   $   9,876
      Wexford Technology, Inc.      184,794     138,489
      Allowance for bad debts      (138,489)   (138,489)
                                  ---------   ---------

        Total                     $  47,305   $   9,876
                                  =========   =========

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

     On September 21, 1993 the parties agreed by letter to modify, amend and extend the existing letter agreement to cause to be issued 1,000,000 shares of Imperial Petroleum, Inc. restricted common stock to UFO in exchange for an extension of the agreement until March 31, 1994 and a reduction in the total consideration to be paid UFO to $1,000,000 cash at March 31, 1994. (See Notes 6 and 18)

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


4.   MINING PROPERTIES UNDER DEVELOPMENT (CONTINUED)

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

     MINE DEVELOPMENT
     ----------------

     The costs incurred for mine evaluation and development are capitalized. Upon the commencement of production, the capitalized costs will be amortized utilizing the units of production method. The Company has incurred $32,634 and $349,105 in development costs through July 31, 1997 and 1996, respectively. (See Note 18.)

     The Company's mining fixed assets consist of the following:

                                         July 31,    July 31,
                                           1997        1996
                                         ---------  -----------

     Mining claim option (See Note 6)    $       -   $2,045,565
     Mining claims                         250,300      175,501
     Mining equipment                            -      735,236
     Mine development costs                 32,634      349,105
     Acquisition in progress               300,000       28,000
                                          --------   ----------

        Total                             $582,934   $3,333,407
                                          ========   ==========

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


5.   INCOME TAXES

     Provisions for income taxes are as follows:

                              1997          1996          1995
                          ------------  ------------  ------------
                                       (in thousands)
      Current:
        Federal           $          -  $          -  $          7
        State                        -             -             -
                          ------------  ------------  ------------

                          $          -  $          -  $          7
                          ============  ============  ============
      Deferred:
        Federal           $          -  $          -  $       (163)
        State                        -             -             -
                          ------------  ------------  ------------
                          $          -  $          -  $       (163)
                          ============  ============  ============

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


5.   INCOME TAXES (CONTINUED)

     Income taxes differed from the amounts computed by applying the U.S. federal tax rate as a result of the following:

                                                 1997      1996      1995
                                               --------  --------  --------
                                                      (in thousands)

      Computed "expected" tax benefit          $     (1) $    (53) $   (292)
      State income taxes net of federal
        benefit                                       -         -         -
      Increase in valuation allowance
        for deferred tax assets                       1        53       285
      Other                                           -         -         -
                                               --------  --------  --------
        Actual income tax expense              $      -  $      -  $     (7)
                                               ========  ========  ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                 1997      1996
                                               --------  --------
                                                 (in thousands)
     Deferred tax liabilities:
       Property, plant and equipment           $    300  $    300
       Other                                          -         -
                                               --------  --------

        Total deferred tax liabilities              300       300
                                               --------  --------

     Deferred tax assets:
      Net operating losses                          480       479
      Other                                           1         1
                                               --------  --------

         Total deferred tax assets                  481       480
                                               --------  --------

         Valuation allowance                       (181)     (180)
                                               --------  --------

         Net deferred tax assets                    300       300
                                               --------  --------

          Net deferred tax asset (liability)   $      -  $      -
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


6.   NOTES PAYABLE

                                                    1997        1996
                                                 ----------   ----------
      Bank of Oklahoma N.A., promissory note,
        dated October 18, 1993, principal
        payment monthly of $4,500 plus
        interest at bank prime                   $        -   $  139,817
      U.F.O. Mining, Ltd. Partnership,
        promissory note, originally dated
        January 31, 1994, principal due
        February 28, 1996 plus interest
        at 6%                                             -    1,000,000
                                                 ----------   ----------

          Total                                           -    1,139,817

      Less:  current portion                              -    1,139,817
                                                 ----------   ----------

      Long-term notes payable                    $        -   $        -
                                                 ==========   ==========

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


6.   NOTES PAYABLE (CONTINUED)

     The Company was in default on its note due to Bank of Oklahoma, N. A. at July 31, 1996 (See Note 1). The note is secured by the fixed assets of the Company's wholly owned subsidiary, Premier Operating Company (See Note 16).


7.   NOTES PAYABLE - RELATED PARTY

                                               1997       1996
                                             ---------  ---------

      Officer - 10% demand note               $ 64,295   $ 64,295
      Officer - 7.5% demand note               190,242    113,344
      LaTex Resources, Inc., demand note,
        plus interest at bank prime                  -    747,870
                                              --------   --------

                                              $254,537   $925,509
                                              ========   ========


8.   RELATED PARTY TRANSACTIONS

     The Company, from time to time, has entered into loans with certain officers, directors, stockholders and related companies (See Notes 3 and 7).


9.   LITIGATION, COMMITMENTS AND CONTINGENCIES

     CONTINGENCIES - The Company is a named defendant in lawsuits, is a party in governmental proceedings, and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome of lawsuits or other proceedings and claims against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position of the Company.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


10.  BUSINESS SEGMENTS

     The Company's operations involve oil and gas production and mining operations. The following table sets forth information with respect to the industry segments of the Company.

                                       1997          1996          1995
                                   ------------  ------------  ------------
Revenues:                                       (in thousands)
       Oil and gas
         production and
         lease operations          $         16  $        106  $        115
       Mining                                 -             -             -
                                   ------------  ------------  ------------

     Total revenues                $         16  $        106  $        115
                                    ============  ============  ============


     Identifiable assets:
       Oil and gas production      $           -  $        142 $         182
       Mining                                583         3,336         4,654
       Other                                 140            74            52
                                    ------------  ------------  ------------

                                    $        723  $      3,552  $      4,888
                                    ============  ============  ============


      Depreciation and depletion:
       Oil and gas production      $          7  $         27 $          46
       Mining                                 -             -             -
                                   ------------  ------------  ------------

                                    $          7  $         27  $         46
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

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


11.  SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES

     RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES
     -----------------------------------------------------------

     The following sets forth certain information with respect to the Company's results of operations from oil and gas producing activities for the years ended July 31, 1997, 1996 and 1995. All of the Company's oil and gas producing activities are located within the United States. During the year the Company disposed of its oil and gas assets (See Note 1).

                                                        1997         1996        1995
                                                     ----------   ----------   ----------
                                                                (In thousands)

       Revenues                                      $       16   $      105   $      104
       Production costs                                       7           38           54
       Gross production taxes                                 1            7            7
       Depreciation, depletion and amortization               7           27           46
                                                     ----------   ----------   ----------

       Results of operations before income taxes              1           33           (3)

       Income tax expense                                     -            -           (1)
                                                     ----------   ----------   ----------
       Results of operations (excluding corporate

       overhead and interest costs)                  $        1   $       33   $       (2)
                                                     ==========   ==========   ==========

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

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


11. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

                                                    Oil (MBbls)  Gas (MMcf)
                                                    -----------  ----------

      Proved reserves at July 31, 1994                      4.7       445.0

      Revisions of previous estimates                       8.6      (160.5)
      Extensions, discoveries and other additions             -           -
      Production                                           (1.9)      (47.6)
      Purchases of reserves-in-place                          -           -
      Sales of reserves-in-place                              -           -
                                                    -----------  ----------

      Proved reserves at July 31, 1995                     11.4       236.9

      Revisions of previous estimates                         -           -
      Extensions, discoveries and other additions             -           -
      Production                                           (1.9)      (44.1)
      Purchases of reserves-in-place                          -           -
      Sales of reserves-in-place                              -           -
                                                    -----------  ----------

      Developed reserves at July 31, 1996                   9.5       192.8

      Revisions of previous estimates                         -           -
      Extensions, discoveries and other additions             -           -
      Production                                            (.3)       (6.7)
      Purchases of reserves-in-place
      Sales of reserves-in-place                           (9.2)     (186.1)
                                                    -----------  ----------

      Developed reserves at July 31, 1997                     -           -
                                                    ===========  ==========

     Proved developed reserves at:

           July 31, 1994                                    4.7       445.0
           July 31, 1995                                   11.4       236.9
           July 31, 1996                                    9.5       192.8
           July 31, 1997                                      -           -

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

                                                      1995          1996          1997
                                                  ------------  ------------  ------------
                                                               (In thousands)

      Future cash inflows                         $      565.7  $      460.7  $          -
      Future costs - future production and
        development costs                                231.7         186.7             -
                                                  ------------  ------------  ------------
      Future net cash inflows before income tax
        expense                                          334.0         274.0             -
      Future income tax expense                           83.5          68.5             -
                                                  ------------  ------------  ------------

      Future net cash flows                              250.5         205.5             -
      10% annual discount for estimated
        timing of cash flows                             126.1         103.4             -
                                                  ------------  ------------  ------------

     Standardarized Measure of discounted
       future net cash flows                      $      124.4  $      102.1  $          -
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

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


11. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (CONTINUED)

     CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
     -------------------------------------------------------------------
     RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)
     ---------------------------------------------------

     The following is an analysis of the changes in the Standardized Measure for the periods presented:

                                                      1995          1996          1997
                                                  ------------  ------------  ------------
                                                             (In thousands)
      Standardized Measure - beginning of year    $        273  $        124  $        102
        Increases (Decreases)
          Sales, net of production costs                  (149)          (60)            -
          Net change in sales prices, net of
            production costs                                 -             8             -
          Discoveries and extensions, net
            of related future development
            production costs                                 -             -             -
          Changes in estimated future
            development costs                                -             -             -
          Development costs incurred                         -             -             -
          Revisions of previous quantity
            estimates                                        -             -             -
          Accretion of discount                              -            30             -
          Net change in income taxes                         -             -             -
          Purchases of reserves-in-place                     -             -             -
          Sales of reserves-in-place                         -             -          (102)
          Timing of production of reserves
            and other                                        -             -             -
                                                  ------------  ------------  ------------
     Standardized Measure - end of year           $        124  $        102  $          -
                                                  ============  ============  ============

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


12.  INVESTMENTS
                                             Unrealized  Unrealized   Carrying
                                    Cost       Gains       Losses      Value
                                 ----------  ----------  ----------  ---------

      Investment in
        equity securities:

      July 31, 1997:
        Available for sale
          (marked to market)     $  77,188   $        -  $        -  $   77,188


      July 31, 1996:
        Available for sale
          (marked to market)     $  77,188   $        -  $   16,208  $   60,980


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

     Also, during the year ended July 31, 1997, the Company wrote-down, by $784,341, its book value of equipment and development costs in its Arizona operations related to its participation in a joint venture as discussed in
     Note 18.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


15.  GOLD CERTIFICATE INCOME

     During 1996, the Company entered into an agreement with Financial Surety International LTD whereby the Company would issue Gold Dore Certificates to third parties in exchange for a leasing fee of 1.25% of the certificate face value. The third party lessee uses the certificates as collateral in order to obtain venture capital financing. These Gold Dore Certificates specify the delivery of a specified amount of gold at a future date, usually 5 years, for sale to the holder at the market price on that date. Performance is insured by contract with Merrion Reinsurance Corporation LTD. Upon expiration of the lease period, the certificates are returned to the Company and are cancelled.

     The Company pays a 10% finders fee to a consultant in connection with each certificate issued. During the year the Company had $99,013 of Gold Certificate Income, less finders fees of $7,492 for net Gold Certificate Income of $91,521.


16.  ACQUISITION AND EXTINGUISHMENT OF DEBT

     AGREEMENT WITH LATEX RESOURCES, INC.
     ------------------------------------

     During 1997, the Company reached an agreement with LaTex Resources, Inc. whereby the Company gave 100,000 shares of LaTex common stock (or 85,500 equivalent Alliance Resources Plc post-merger shares), loaned to the Company by CEO Jeffrey T. Wilson, in exchange for 5,000,000 shares of Wexford Technology, Inc. common stock (representing a 32.3% interest), 3,798,730 shares of the Company's common stock, 5,000 shares of LaTex Resources International, Inc. common stock (100%), 30,000 shares of Phoenix Metals, Inc. common stock (100%) and extinguishment of the debt of the aforementioned companies as well as that of the Company.

     This extinguishment resulted in a gain of $786,162, the receipt of Treasury stock valued at $140,553 and the recording of an investment in Wexford Technology, Inc. of $77,188. No value was recorded for the receipt of LaTex Resources International, Inc. or Phoenix Metals, Inc.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


17.  STOCK SPLIT

     On November 21, 1996 the Company effected a one for six reverse split of its common stock, resulting in 5,237,807 shares being outstanding on that date.


18.  SUBSEQUENT EVENTS

     SETTLEMENT AGREEMENT ON UFO CLAIMS
     ----------------------------------

     Subsequent to year end, the Company reached a settlement agreement with UFO Mining Limited Partnership whereby the Company would return its interest in the UFO mining claims in exchange for a release from the $1,000,000 note and the return of 166,667 (post-split) shares of the Company's common stock. In conjunction with this agreement, the Company entered into a joint venture with another party whereby the Company will contribute its remaining interest in the UFO claims, infrastructure and onsite equipment to the joint venture in exchange for a 5% carried interest. Under the joint venture agreement, the Company would be responsible for contributing up to 167,000 shares of its restricted common stock if the joint venture were to contribute $6,000,000 in capital. Also, the Company has chosen to write-down the value of the assets to be contributed to the joint venture by $784,341 to more accurately reflect the market value of those assets and hence the value of the Company's interest in the joint venture. The Company has reflected the assets to be contributed to the joint venture as $300,000 in acquisitions in progress.

     As a result, the Company has reduced mining claims by $2,045,565, reduced notes payable by $1,000,000, reduced accrued interest payable by $89,753 and recorded Treasury stock of $955,812.