Form 10-Q
period 1998-04-30
IMPERIAL PETROLEUM INC
filed 1998-06-22
CIK 355356

                        SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549



 (Mark One)

                                   FORM 10-Q


[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended April 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                        --    --


          On April 30, l998, there were 6,469,801 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                  Index to Form 10-Q for the Quarterly Period
                              Ended April 30, 1998

PART I - FINANCIAL INFORMATION


     Item 1.

Financial Statements.
--------------------
                                                                         Page
                                                                         ----

Consolidated Balance Sheets as of July 31, 1997 and
April 30, 1998                                                           4-5

Consolidated Statements of Operations for the three
and nine months ended April 30,1998 and 1997.                              6

Consolidated Statements of Cash Flows for the three
and nine months ended April 30, 1998 and 1997                              7



Notes to Consolidated Financial Statements                                 8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.                  13


PART II - OTHER INFORMATION


   The information called for by Item 1. Legal Proceedings, Item 2.       17
   Changes in Securities, Item 3. Default Upon Senior Securities,
   Item 4. Submission of Matters to a Vote of Security Holders,
   Item 5. Other Information and Item 6. Exhibits and Reports on Form 8-K have been omitted as either inapplicable or because the answer thereto is negative.


SIGNATURES                                                                18

                                     PART I

                             FINANCIAL INFORMATION

                           IMPERIAL PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEET
                                   UNAUDITED

                                                     30-APRIL-98   31-JUL-97
                                                     -----------   ---------
ASSETS
CURRENT ASSETS
        Cash                                          $    3,488   $  1,103
        Accounts Receivable                                1,030          0
        Notes Receivable                                 502,090          0
        Other                                             26,500     14,000
                                                      ----------   --------
        Total                                            533,108     15,103
                                                      ----------   --------

PROPERTY, PLANT AND EQUIPMENT

        Mining properties under development:
        Mining claims, options and development
        costs                                            939,934    282,934
        Mining and milling equipment                      23,581          0
        Acquisition in progress                          300,000    300,000
                                                      ----------   --------
        Net mining properties                          1,263,515    582,934
                                                      ----------   --------

        Net property, plant and equipment              1,263,515    582,934
                                                      ----------   --------

OTHER ASSETS
        Accounts receivable-related party                 47,305     47,305
        Deferred organization cost                        93,750          0
        Investments-other                                      0          0
        Investments- securities                           77,188     77,188
        Investment in subsidiaries                             0          0
        Deposits and other assets                              0          0
                                                      ----------   --------
        Total other assets                               218,243    124,493
                                                      ----------   --------

TOTAL ASSETS                                          $2,014,865   $722,530
                                                      ----------   --------

                           IMPERIAL PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEET
                                   UNAUDITED

                                               30-APRIL-98          31-JUL-97
                                               -----------          ---------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable                            $    60,755        $    60,755
   Accounts payable-other                           85,218             85,218
   Accrued expenses                                324,104            230,354
   Unearned revenue                                      0                  0
   Notes payable                                         0                  0
   Notes payable-related party                     713,308            254,537
                                               -----------        -----------

   Total current liabilities                     1,183,385            630,864
                                               -----------        -----------

NON-CURRENT LIABILITIES
   Deferred income taxes                                 0                  0
   Notes payable, less current                      74,175                  0
   portion                                     -----------        -----------

   Total non-current liabilities                    74,175                  0
                                               -----------        -----------

STOCKHOLDER'S EQUITY
   Common stock                                      6,033              5,283
   Additional paid-in capital                    3,170,623          2,514,373
   Treasury stock                               (1,216,677)        (1,216,677)
   Retained earnings                            (1,202,674)        (1,211,313)
   Unrealized loss on marketable                         0                  0
   securities                                  -----------        -----------

   Total stockholder's equity                      757,305             91,666
                                               -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $ 2,014,865        $   722,530
                                               -----------        -----------

                           IMPERIAL PETROLEUM, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED

                                              THREE MONTHS ENDING        NINE MONTHS ENDING
                                          30-APRIL-98    30-APRIL-97  30-APRIL-98   30-APRIL-97
                                         --------------  -----------  ------------  -----------
Oil and gas revenue                         $        0    $        0   $        0   $    15,955
Oil and gas lease operations                         0             0            0             0
                                            ----------    ----------   ----------   -----------

Total operating income                               0             0            0        15,955

Oil and gas lease operations                         0             0            0         7,389
Dry Hole costs                                       0             0            0             0
Mining operating expense                             0         4,600       17,831        21,669
General and administrative expense              27,105        49,646      157,525       100,573
Depreciation and depletion                           0             0            0         6,857
                                            ----------    ----------   ----------   -----------

Total operating expense                         27,105        54,246      175,356       136,488
                                            ----------    ----------   ----------   -----------

INCOME (LOSS) FROM OPNS.                       (27,105)      (54,246)    (175,356)     (120,533)

Interest expense                                     0        (5,616)           0       (13,949)
Interest income                                      0             0            0             0
Gold certificate income-net                          0        20,546      158,956        87,971
Loss on marketable securities                        0             0            0             0
Gain on retirement of debt                           0       677,705            0       677,705
Loss on write-down of mining equipment               0             0            0             0
Gain/ loss on sale of assets                         0             0            0        60,040
                                            ----------    ----------   ----------   -----------
Total other income/expense                           0       692,635      158,956       811,767
                                            ----------    ----------   ----------   -----------
NET INCOME (LOSS) BEFORE TAX                   (27,105)      638,389      (16,400)      691,234
                                            ----------    ----------   ----------   -----------

Current                                              0             0            0             0
Deferred                                             0             0            0             0
                                            ----------    ----------   ----------   -----------
Total benefit from income taxes                      0             0            0             0
                                            ----------    ----------   ----------   -----------

NET INCOME (LOSS)                           $  (27,105)   $  638,389   $  (16,400)  $   691,234
                                            ----------    ----------   ----------   -----------

Net Income (loss) per share                 $   (0.004)   $    0.122   $   (0.003)  $     0.052
                                            ----------    ----------   ----------   -----------

Weighted Avg. Shares                         6,469,801     5,237,807    6,030,803    13,273,377
                                            ----------    ----------   ----------   -----------


                           IMPERIAL PETROLEUM, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                          NINE MONTHS ENDING
                                                       30-APRIL-98   30-APRIL-97
                                                       -----------   -----------

Net cash provided by (used in) operations                   45,540       670,173

Net cash provided by (used in) investing activities:
        Capital additions and property acquisitions       (680,581)       61,020
        Dispositions                                             0        60,040
        Other                                              (93,750)            0
                                                          --------    ----------
        Total                                             (774,331)      121,860

Net cash provide by (used in) financing activities:
        Long term debt                                           0             0
        Issuance of common stock                           657,000      (296,592)
        Notes payable                                       74,175        59,089
        Notes payable-related party                              0      (848,252)
                                                          --------    ----------
        Total                                              731,175    (1,085,756)

Inc/decrease in cash equivalents                             2,385        (1,313)
Cash and cash equivalents at beginning of year              (3,123)        9,041
Cash and cash equivalents at end of period                   3,488        (7,728)


Supplemental disclosures of Cash Flow Information
        Interest                                                 0        13,949
        Income taxes                                             0             0

For the purposes of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash.

PART I - FINANCIAL INFORMATION
---- -   --------- -----------

                           IMPERIAL PETROLEUM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                                APRIL 30, 1998



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

THE COMPANY

Imperial Petroleum, Inc., a Nevada corporation ("the Company"), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and has diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company has sold its oil and gas operations and has focused its efforts on its mining activities.


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

Acquisition of Premier.  Pursuant to a Stock Exchange Agreement dated October 4,
-------------- --------
1993 (the

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

In July 1996, Ridgepointe acquired mining claims comprising 900 acres and referred to as the Duke Mine, in San Juan county, Utah from Paradox Basins Inc. for payment of $100,000 and the issuance of 600,000 shares of the Company's restricted common stock as well as the reservation of a 4.5% net smelter royalty in favor of the sellers. The Company conducted an extensive sampling and testing program in connection with the acquisition to quantify the economic viability of the placer mining project and to determine the optimal recovery process to be employed. Because of the nature of the placer gold, i.e. microscopic, the determination of the recovery process is paramount to a successful mining operation. The Company has conducted its tests utilizing the Cosmos Concentrator which is designed to improve recoveries over conventional equipment in operations where the recovery of microscopic free gold is important, such as the Duke Mine. A third party reserve report has confirmed the significant gold values associated with the Duke Mine claims. The Company began a pilot plant operation in September 1997 at approximately 20 tons of ore per day. The pilot plant was shut down during the winter months due to cold weather. The Company expects to resume operations in the summer.

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

In September 1997 the Company began operation of its pilot facility located at the Duke Mine in Utah. The facility is designed to recover microscopic gold using a Cosmos Concentrator system at a rate of 100 tons of ore processed daily. As discussed previously, the Company ceased operations during the winter months and intends to begin operations again in the summer.

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

(3)  NOTE PAYABLE

Subsequent to the acquisition of Premier Operating Company, Premier executed a promissory note and mortgage with a bank dated October 18, 1993 in the amount of $216,000. The Company has paid the note in full .



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.
              ------------------------ -----------


                                    GENERAL
                                    -------

RESULTS OF OPERATIONS
------- -- ----------

The following is a discussion of the results of operations of the Company for the three months and nine months ended April 30, 1998. The Company sold its oil and gas operations effective October 31, 1996 and as a result comparisons between quarters will reflect this change. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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



THREE MONTHS COMPARISON
-----------------------

Quarter ended April 30, 1998 compared to Quarter ended April 30, 1997. Revenues
------- -------------------------------------------------------------
for the three months ending April 30, 1998 were $0 compared to $0 for the comparable quarter ended April 30, 1997. Any future revenues will result from the start-up of mining operations.

Production and mining operating expenses were $0 for the quarter ended April 30, 1998 compared to $4,600 for the quarter ended April 30, 1997. Mining expenses decreased from the prior quarter due to winter weather considerations which forced the temporary closing of the

Duke Mine startup operations. The Company expects its operating expenses for mining operations to increase significantly upon the continuous operations on the Duke claims.

General and administrative costs were $27,105 for the three months ending April 30, 1998 and $49,646 for the same period a year earlier and primarily reflects the decreased level of the Company's activity in the winter time. G & A should increase significantly as the Company begins mining continuous operations and initiates a corporate public relations campaign.

The Company had an after-tax net income loss of $27,105 ($0.003 per share) for the quarter ended April 30, 1998 compared to a net gain of $638,389 ($0.122 per share) for the comparable quarter a year earlier. During the prior period, the Company retired approximately $677,705 in debt as a result of the closing of the acquisition of certain properties from LaTex Resources. In addition the Company had received $20,546 in non-refundable gold certificate fees in the prior period. During the current period, the Company had no operations or gold certificate income to offset its general and administrative expenses. Management expects a continued period of losses for the Company until continuous operations are established at the Duke Mine.


NINE MONTHS COMPARISON
----------------------

Nine months ended April 30, 1998 compared to Nine months ended April 30, 1997.
-----------------------------------------------------------------------------
Revenues for the nine months ending April 30, 1998 were $0 compared to $15,955 for the comparable period ended April 30, 1997. The decrease in revenues reflect the sale of the company's oil and gas production. Any future revenues will result from the start-up of mining operations.

Production and mining operating expenses were $17,831 for the period ended April 30, 1998 compared to $29,058 for the period ended April 30, 1997. As previously indicated the sale of the company's oil and gas operations accounts for the primary difference in the period comparisons. Mining expenses decreased from the prior quarter due to winter weather considerations which forced the temporary closing of the Duke Mine startup operations. The Company expects its operating expenses for mining operations to increase significantly upon the continuous operations on the Duke claims.

General and administrative costs were $157,525 for the nine months ending April 30, 1998 and $100,573 for the same period a year earlier and primarily reflects the increased level of the Company's activity during the startup of the Duke Mine operations. G & A should increase significantly as the Company begins mining continuous operations and initiates a corporate public relations campaign.

The Company had an after-tax net income loss of $16,400 ($0.003 per share) for the nine months ended April 30, 1998 compared to a net gain of $691,234 ($0.052 per share) for the comparable period a year earlier. The closing of the LaTex Resources acquisition, as discussed under the three months comparison, was offset somewhat due to the receipt of non-refundable gold certificate fees of $158,956 for the current nine month period compared to $87,971 for the prior period.

CAPITAL RESOURCES AND LIOUIDITY
------- --------- --- ---------

The Company's capital requirements relate primarily to its mining activities and the development of its oil and gas properties. Prior to the change in control, the Company funded its very limited activities from cash flow. The Company, through its subsidiaries, has established credit facilities with a bank to facilitate the funding of its operations, has sold oil and gas properties to provide working capital and has from time to time received unsecured loans from its President and principal shareholder. More recently the Company has funded its efforts as a result of fees collected in its financial program with FSI/Merrion.

Presently the Company is engaged in mining activities on its property in Utah which require capital expenditures. The Company began pilot operations at the Duke Mine in September 1997 at 20 tons of ore per day. Those operations were suspended in November 1997 due to winter weather conditions. The Company expects to reestablish operations in the summer of 1998.

The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of mining activity achieved by the Company. The Company anticipates that its cash flow will not be sufficient to fund its operations and debt service at their current levels for the next year and that additional capital will be required. Presently, the Company is utilizing funds obtained in its program with FSI/Merrion to retire its obligations and to fund its mining ventures. During the nine months ended April 30, 1998 the Company received $158,995 in non-refundable fees in connection with the FSI/Merrion program. There is no assurance that FSI/Merrion will continue to be successful in its efforts and that the Company will have sufficient funds to meet its obligations.

The Company's bank credit facility was paid off with proceeds from the sale of Premier. As a result the Company presently has no credit facility available to it from a bank or other lending institution.

The Company has obtained certain unsecured loans from Jeffrey T. Wilson, which totals $662,708 as of April 30, 1998. These funds are being used to initiate the Company's mining activities and to assist Wexford in the repayment of its delinquent private debt. Management believes that the Company has insufficient borrowing capacity to fund its anticipated needs and will need to access outside capital. As a result the Company has initiated discussions with FSI/ Merrion to assist in securing a credit facility of up to $250,000. Merrion has indicated a willingness to assist the Company in that regard, however, there is no assurance that a loan can be obtained or that the terms will be acceptable to the Company.

At April 30, 1998 the Company had current assets of $533,108 and current liabilities of $1,183,385 which resulted in negative working capital of $650,277. The working capital deficit is primarily comprised notes payable to shareholders $662,708; and accrued expense, primarily for unpaid salaries of $324,104. The Company believes that its cash flow from operations will not be sufficient to meet its anticipated capital requirements until its mining operations in Utah are continuous. As a result the Company believes it will require additional financing in order to carry on its operations. Because future cash flows and the availability of financing are subject to a number of variables, such as the level of production, the prices of gold and copper and the Company's ability to successfully initiate operations on its mining properties, there can be no assurance that the Company's capital resources or ability to attract financing will be sufficient to maintain currently planned levels of capital expenditures. If the Company is unable to maintain its current level of operations, management believes the Company may be compelled to sell certain assets to meet its obligations.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

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



Dated:  June 17, 1998