Form 10-K
period 1998-07-31
IMPERIAL PETROLEUM INC
filed 1999-02-09
CIK 355356

                        SECURITIES EXCHANGE COMMISSION
                             Washington D.C 20549

(Mark One)

                                   FORM 10-K

[X]                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
[_]                   For the fiscal year ended July 31, 1998
                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from_____ to______

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation K is not contained herein, and will not be contained to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ------

      On July 3l, l998, there were 6,469,801 shares of the Registrant's common stock issued and outstanding.

      The aggregate market value of the Registrant's voting stock held by non-affiliates is $941,256. See Item5. Market for Registrant's Common Stock and Related Stockholder Matters.

                      Documents Incorporated by Reference
                                     NONE

                           IMPERIAL PETROLEUM, INC.

                                   FORM 10-K

                        FISCAL YEAR ENDED JULY 3l, 1998
                        -------------------------------

                               TABLE OF CONTENTS
                                    PART I

                                                                   Page
                                                                   ----
Item 1.   Business                                                   1.

Item 2.   Properties                                                 1.

Item 3.   Legal Proceedings                                    ,    13.

Item 4.   Submission of Matters to a Vote of Security Holders       13.

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related
           Stockholder Matters                                      14.

Item 6.   Selected Financial Data                                   14.

Item 7.   Management's Discussion and Analysis of Financial
           Condition And Results of Operations                      14.

Item 8.   Financial Statements and Supplementary Data       F-1 to F-7.

Item 9.   Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                      18.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant        19.

Item 11.  Executive Compensation                                    20.

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.                                              21.

Item 13.  Certain Relationships and Related Transactions            21.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports

           On Form 8-K                                              25.

           Signature                                                26.

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

      Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI"), Phoenix Metals, Inc., a Texas corporation ("Phoenix"), and SilaQuartz Mining Company Ltd. (SilaQuartz), an Ohio Limited Liability Company. Premier was sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. Eighty percent control of SilaQuartz was acquired effective November 23, 1998.

The Company

    Imperial Petroleum, Inc., a Nevada corporation ("the Company"), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and has diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company intends to utilize its oil and natural gas assets to support and enhance its mining activities. The Company expects that to focus its growth in both energy and mining ventures.

    At July 31,1998, the Company had sold its remaining domestic oil and gas interests in the sale of Premier Operating Company and had completed its transition to a minerals and metals mining company. (See " Mining Reserves"). However, due to the recent downturn in energy prices, the Company is considering re-entering the energy acquisition business. (See- "Subsequent Events").


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

    Change of Control. Pursuant to an Agreement to Exchange Stock and Plan of
    -----------------
Reorganization dated August 27, 1993 (the "Stock Exchange Agreement"), as amended by that certain First Amendment to Agreement to Exchange Stock and Plan of Reorganization dated as of August 27, 1993, (the "First Amendment"), between Imperial Petroleum, Inc. (the "Company"), Glauber Management Company, a Texas corporation, ("Glauber Management"), Glauber Valve Co Inc., a Nebraska corporation, ("Glauber Valve"), Jeffrey T. Wilson ("Wilson"), James G. Borem ("Borem") and those persons listed on Exhibit A attached to the Stock Exchange Agreement and First Amendment (the "Ridgepointe Stockholders"); the Ridgepointe Stockholders agreed to exchange (the "Ridgepointe Exchange Transaction") a total of 12,560,730 shares of the common stock of Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), representing 100% of the issued and outstanding common stock of Ridgepointe, for a total of 12,560,730 newly issued shares of the Company's common stock, representing 59.59% of the Company's resulting issued and outstanding common stock. Under the terms of the Stock Exchange Agreement, (i) Wilson exchanged 5,200,000 shares of Ridgepointe common stock for 5,200,000 shares of the Company's common stock representing 24.67% of the Company's issued and outstanding common stock, (ii) Borem exchanged 1,500,000 shares of Ridgepointe common stock for 1,500,000 shares of the Company's common stock representing 7.12% of the Company's issued and outstanding common stock, and (iii) the remaining Ridgepointe Stockholders in the aggregate exchanged 5,860,730 shares of Ridgepointe common stock for 5,860,730 of the Company's issued and outstanding common stock, representing, in the aggregate, 27.81% of the Company's issued and outstanding common stock. The one for-one ratio of the number of shares of the Company's common stock exchanged for each share of Ridgepointe common stock was determined through arms length negotiations between the Company, Wilson and Borem.

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

    Acquisition of Premier.  Pursuant to a Stock Exchange Agreement dated
    ----------------------
October 4, 1993 (the "Premier Stock Exchange Agreement"), between the Company and the holders of the issued and outstanding common stock of Premier Operating Company, a Texas corporation ("Premier") (such persons are sometimes referred to herein as the ("Premier Stockholders") The Premier Stockholders agreed to exchange (the "Premier Exchange Transaction") an aggregate of 749,000 shares of the common stock of Premier, consisting of 252,000 shares of Class A voting common stock and 497,000 shares of non-voting Class B common stock, representing 100% of the issued and outstanding common stock of Premier, for a total of 749,000 shares of newly issued shares of the Company's common stock representing 3.62% of the Company's resulting issued and outstanding common stock. The one-for-one ratio of the number of shares of the Company's common stock exchanged for each share of Premier common stock was determined through arms length negotiations between the Company and the Premier Stockholders.

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

      On November 23, 1997, the Company completed the acquisition of an 80% interest in SilaQuartz Mining Company Ltd., a company owning mining rights to high-grade silica claims in Idaho. As one of a limited number of commercial deposits of high grade silica in the United States, the Company believes SilaQuartz will be able to secure a significant portion of the market for this material very rapidly. Under the terms of the SilaQuartz transaction, the Company issued 750,000 shares of its restricted common stock and 750,000 shares of the stock it owns in Wexford Technology, Inc. in exchange for the 80% interest. In addition the Company is obligated to provide $250,000 in loans to SilaQuartz to begin mining operations. To date the Company has funded approximately $62,500 of its commitment.

      The Company unwound its acquisition of the UFO Mining Limited Partnership interest in the Lone Star Mine in November 1997 and retired a note payable to UFO Mining Limited Partnership of $1,000,000 and secured the return of 1,000,000 shares (pre-split) of its common stock from UFO Mining Limited Partnership in exchange for the Company's contribution of its Congress Mill Site Facility interests and equipment and its interests in the Lone Star Mine to a Mining Partnership managed by Zane Pasma. The Company retained a 5% carried interest in the partnership through the expenditure by the Partnership of the first $6.0 million towards the development of the Lone Star Mine. The Partnership began test mining on the Lone Star claims during 1998 and is awaiting results of recovery tests to determine future operations.

      On June 28, 1998, the Company entered into a series of Agreements to sell unprocessed silica ore to Merrion Reinsurance Company Ltd. Under the terms of the Agreements, Imperial will deliver up to a total of 1 million tons of silica ore at $50.00 per ton to a processing site in the St. Louis, Missouri area beginning in April 1999, subject to the construction of a processing plant. Merrion is required to pre-pay $50,000 per month of the silica purchase until delivery commences, at which time it is expected Imperial will process and sell silica products on behalf of Merrion and retain a certain portion of the proceeds against the purchase price. Imperial has the right to hold 55% of the equity of Merrion against the future payment for the silica as planned. Imperial has the right to delay delivery under the agreement until such time as a processing plant is constructed and operational.


Subsequent Events

      On August 31, 1998, subsequent to year end, the Company entered into an agreement to acquire Oil City Petroleum, Inc., a Tulsa-based oil and gas producer with energy reserves valued at about $6.5 million. Under the terms of the Agreement, the Company will issue 1.95 million shares of its restricted common stock to the major shareholders of Oil City for a 90% ownership position. In addition, the Company will issue a corporate guarantee to Bank One NA guaranteeing the repayment of the Oil City senior debt of approximately $1.1 million at closing and the Company will provide a subordinate loan of $975,000 to Oil City over a thirty six month period to assist in the payment of its senior debt. The acquisition has been approved by the Oil City Board and major shareholders and Bank One and the Company expects to close the transaction during its third quarter of fiscal 1999.

      On September 8, 1998 the Company entered into an Agreement to hypothecate for a period of 3.5 years a substantial amount of its in-ground gold reserves to Asset Capital LLC, a Colorado corporation, in exchange for the payment of a total of $65 million. Under the terms of the Agreement, the Company has the right to mine, extract and sell the gold recovered from the claims hypothecated during the period. In addition, Asset Capital, has the right to request the hypothecation of additional gold reserves through the payment of an additional $75 million. Asset Capital is delinquent under the terms of the Agreement in paying the Company, however, management of the company continues to monitor the progress of Asset Capital and is expecting the initial payment from Asset Capital in February 1999. Under the terms of the Agreement the Company has the right to cancel the Agreement at any time for non-payment. The Company plans to use the capital provided by Asset Capital to fund the installation of facilities on its gold mining properties as well as other corporate purposes.

      On October 22, 1998 the Company entered into a Joint Venture arrangement with Natural Resources Group Inc., a US corporation and Continental Resources Party Ltd., a South African company, to mine, extract and sell diamonds from claims and association claims controlled by Continental. Under the terms of the Agreement, Imperial will apply for financing from the Export-Import Bank or other sources to buy earth-moving and other mining equipment to be exported to Continental and employed on behalf of the Joint Venture. Continental controls some 1200 acres of alluvial diamond claims and has operations in the Barkley West area, just northwest of Kimberly in the Republic of South Africa. The Joint Venture Manager has begun the permit application process and is awaiting export of equipment from Imperial. Initial mining activity is expected during the third quarter of fiscal 1999.


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


Reserves

     Mining
     ------

     The following table sets forth estimates as of July 31, 1998 of the mineral reserves net to the Company's interest in each of the Company's claim groups as prepared by independent engineers and geologists and by the Company. These estimates are based upon extensive sampling and testing on the Company's properties and are based on assumptions the Company believes are reasonable regarding production costs, metallurgical recoveries and mineral prices. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company's control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgement. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and that plans for mining could be revised.

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

                                                                                    As of July 31, 1998
                                                                                 -------------------------
                                                                                   Net Mineable Reserves
                                                                                 -------------------------
    Claim Group          Location    Acres    Gold Grade (oz/ton)    Gold (oz)   Silver (oz)  Copper (lbs)
    -----------          --------  ---------  -------------------    ---------   -----------  ------------
    UFO Mine (l)         Arizona         400                   0             0             0       600,000
    Endless Glory (2)    Arizona         160                0.24        67,400     1,626,000    17,660,000
    Bear 1 & 2           Arizona         320                0.06        31,250             0             0
    Pa I & 2             Arizona         320                0.09        34,320             0             0
    Santa 1-22           Arizona       3,280                0.05       255,000             0             0
    Cal l & 2 (3)        Montana         320                0.07        85,000             0             0
    Duke Mine              Utah        2,240                0.10     4,883,750             0             0
                                   ---------                         ---------     ---------    ----------

    Total                              7,040                         5,356,720     1,626,000    18,260,000

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


    Principal Exploration and Development Projects: Mining ventures:


    United States


    UFO Mine - Until the formation of the Joint Venture, subsequent to year end,
    --------
the Company operated the UFO Mine and Rumico Millsite located in Yavapai County, Arizona comprising some 400 acres of unpatented mining claims. The principal resource discovered to date is copper. Strip mining operations were initiated under a small miner's exemption July 1992 to verity the quality of the ore body and evaluate the economics of the mine. A limited core-drilling program was completed in March 1993 and a pilot operation was conducted using the millsite facilities to determine actual recoveries of copper As a result the Company has estimated the property's copper reserves at 12,000,000 lbs. based upon an average grade of 3%. Working capital limitations had limited the Company's development of the mining property, in favor of other projects. And as a result, the Company entered into a Mining Joint Venture in November 1997, subsequent to year end. The property, was subject to an acquisition note with the former owners requiring the payment of $1,000,000. The note had been extended several times by the holder and the mining claims served as collateral for the note The Company negotiated a Mining Joint Venture with Mr. Zane Pasma in November 1997 that retired the note payable and secured the return of 1,000,000 shares of the Company's common stock (pre-split) for the assignment of the Company's interest in the Lone Star claims and a contribution of the Company's interest in the Congress Mill Site facility. The Company retained a 5% carried interest in the Mining Joint Venture through the initial $6.0 million spent by the Joint Venture to develop the property. Mr. Pasma manages the Mining Joint Venture and began initial operations in 1998. Currently, the Joint

Venture Manager is awaiting the results of additional recovery tests.


    Endless Glory - The Endless Glory property consists of 160 acres of
    -------------
unpatented mining claims located in Santa Cruz county; Arizona and part of the Coronado national Forest, approximately 15 miles south of Patagonia. Arizona. Access to the property is through several National Forest roads and jeep trails. The claims are situated in a mountainous area made up of limestones and rhyolites which are intersected by veins of quartz and barite. The quartz veins are up to 7 feet in width and contain high amounts of base metals in the sulfides. Mining has been conducted on the property previously, primarily for base metals. Significant areas of placer deposits also exist in washes on the property. Testing and sampling of placer material and dump tailings indicate a total mineable volume of approximately 265.000 tons of material with mineral grades averaging 0.25 ounces/ton of gold; 6.13 ounces/ton of silver 3.33 % copper and 1.6 % zinc.

    The Company expects to conduct additional tests on the placer and tailings material during fiscal 1998 to determine if the material can be suitably recovered using the Cosmos concentrator equipment. The Company presently expects to utilize gravity separation methods to recover the precious metals, however additional testing may assist in defining the recovery method. The Company currently expects to spend approximately $25,000 on additional testing during the fourth quarter of fiscal 1999. Feasibility studies and engineering design of recovery systems will be conducted pending the outcome of tests using the Cosmos Concentrator.

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

    An extensive sampling and testing program indicates a total of approximately 505,000 tons of mineable placer material exists on the claims with an average grade of 0.06 ounces/ton of gold The Company expects to conduct a pilot operation using a portable Cosmos Concentrator unit during the fourth quarter of 1999. It is estimated that the total cost of the pilot operation will not exceed $75,000 Feasibility and engineering design and the timing of installation of a full scale plant will be determined based on the results of the pilot operation.

    PN 1 & 2 - The PN 1 & 2 property consists of 320 acres of unpatented mining
    --------
claims located 20 miles northwest of Patagonia, Arizona in the Coronado National Forest of Santa Cruz County, Arizona. Access to the area is limited to four-wheel drive vehicles. Prior mining activity has occurred on the property in the Little Joker, St. Louis, Philadelphia, Armada, Lead King and Dragon Z mines all of which were productive of copper, lead, silver and gold. The Company presently anticipates reentering these old shafts and drifts to reestablish production. Sampling and testing at these sites yields mineable ore totaling 369,000 tons with an average grade of 0.09 ounces/ton of gold. In order to properly develop the property; the Company plans to initiate a core-drilling program to better define the mineralization at each site. It is expected that the core drilling program will cost approximately $300,000 and will be deferred until fiscal 1999.

    Santa 1-22 - The claims comprising the Santa 1  through Santa 22 are located
    ----------
in the Patagonia area of Santa Cruz County; Arizona and encompass some 3,300 acres of unpatented mining claims. .Mining activity in the past has occurred at the Dixie, Joplin, Last Chance, Happy Jack and Mohawk mines that produced lead, copper, silver and gold. Mining in this area dates to 1879. Numerous tailings piles exist at these sites which can be processed for gold recovery. In addition the Company anticipates conducting a core drilling program to further define the mineralization on the lode mines. Because of the significant placer area available on these claims, the Company expects to conduct an extensive testing and sampling program during fiscal 1998 to determine the suitability of the Cosmos Concentrator to recovering gold in these areas. The sampling and testing which has been conducted to date at the various sites, including the tailings piles indicates a total of 4,320,000 tons of mineable ore with an average grade of 0.06 ounces/ton of gold. The Company expects to conduct its analysis of the placer material during the fourth quarter of fiscal 1998 and anticipates the cost of the test program to be about $75,000. Core drilling to further define the lode mineralization will be delayed until fiscal 1999 due to capital and manpower limitations.

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

    Duke Mine - The primary focus of the Company during fiscal 1998 has been the
    ---------
initiation of operations on the Duke Mine located in San Juan County, Utah. The property comprises some 2,240 acres of unpatented mining claims in the Dry Valley Gold Claim area. Access to the property is excellent via blacktop roads adjacent to the claims. The property is located some 20 miles south of Moab, Utah. The primary mineralization at the Duke Mine occurs as microscopic gold located in very fine grain placer material. Sieve analysis of the sand indicates that about 71% of the material are larger than 200 mesh. Recovery tests have been conducted on a grid sampling pattern throughout the claim area utilizing the Cosmos Concentrator and indicate an average recovery of 0.10 ounces/ton of free gold. Because of the nature of the placer material and in particular its size, mining and process recovery operations will be significantly simplified, thereby reducing costs. The company has, subsequent to its initial reserve report, conducted additional recovery tests utilizing other equipment in addition to the Cosmos Concentrator with similar results. Water is readily available, however, drilling is required.

     The Company began production at the Duke Mine during the first quarter of fiscal 1998 on a pilot operation. A portable Cosmos Concentrator was purchased and was moved on site. The facility should be capable of processing about 100 tons of placer material per day, however initial operations have been conducted at rates of 20 tons per day. The Company spent approximately $185,000 to begin operations at this level and is operating under a small miner's permit exemption. Pilot plant results have been encouraging despite mechanical start-up problems. Upon completion of its pilot tests, the Company suspended any further operations until construction of a full-scale modular facility can be completed. The facility is planned during the fourth quarters of fiscal 1999, subject to capital availability, permitting and construction schedules, at a cost of $5.0 million and with a capacity of 10,000 tons per day. The present claims owned by the Company contain approximately 48,837,500 tons of placer material. The company anticipates obtaining additional claims in the vicinity of the Duke Mine during fiscal 1999 to further enhance its mineral resource in this area. Presently there are 5 other companies active in the development of claims in the vicinity of the Duke Mine. The Company has signed an Agreement with Asset Capital LLC to provide the necessary funds for construction of the plant.


    Mexico

    Lance and Trega Mines - During 1993 the company entered into a joint venture
    ---------------------
to exploit gold reserves located in the Sierra Madre mountains of Mexico in and around the town of Uruachi, Mexico. Under the terms of the agreement the Company would own 55 % of the mines for paying $50,000 and 500,000 shares of the Company's restricted common stock and for providing working capital loans of up to $200,000 to be used to complete infrastructure and facilities necessary to develop continuos mining operations. Although the quality of the ore bodies in the Lance and Trega mines tested at very high contents of gold, 4 ounces/ton and 2 ounces/ton, respectively, the Company and its partner were unable to complete the necessary infrastructure due to capital limitations. Both parties have essentially mothballed the project until such time as sufficient capital is available to complete the construction of roads and facilities. The company has expended approximately $265,000 in the development of this project to date.


     SilaQuartz Mining Company Ltd.

     The Company owns an 80% interest in and controls the operations of SilaQuartz Mining Company Ltd. which was formed to own a lease granted by Systems Integration Corporation (SIC) in and unto certain high grade silica mining claims located in Idaho. The claims comprise some 2,300 acres of high grade silica ore with assay and spectrographic analysis resulting in a 98.5% average purity. SIC had previously provided ore estimates in excess of 2 billion tons of mineable reserves. The Company has not completed any independent reserve analyses to date. High purity silica is used in a number of industries, most notably flux for steel making, glass and electronics. Processing is required in many cases to further refine the silica ore through the removal of minor amounts of impurities in order to access markets that provide sufficient economic return to transport the material from its current location in Idaho to market. The Company is conducting engineering and marketing studies to determine the appropriate market to penetrate with its silica ore and to determine the level of processing required and the cost of a processing plant. It is expected that the Company will conclude its studies during the third quarter of fiscal 1999 and begin preparations for the construction of a processing plant during the fourth quarter of fiscal 1999 or the first quarter of fiscal 2000. Substantial capital will be required to construct a large scale processing facility and the Company's schedule will necessarily become dependent upon available capital.


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

        None.

                                    PART II


  Item 5. Market For Registrant's Common Stock; and Related Stockholder
          Matters.


      The Company's common stock is traded in the over-the-counter market. Since 1984 trading has been so limited and sporadic that it is not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company has been advised that trading in its shares resumed in September 1997 and at year-end July 31, 1998 the Company's stock was quoted at approximately $0.25 per share in sporadic trading. The approximate present bid price for the Company's common stock is $0. 125 per share and the approximate asked price is $0.3125 per share.

      No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

      At July 31, 1998, there are approximately 500 holders of record of the Company's common stock.


  Item 6. Selected Financial Data

                                                1998         1997        1996         1995         1994         1993
                                            -----------  -----------  ----------  -----------  -----------  -----------
Operating Revenue                           $   60,000      15,955      105,630      114,667      296,641      433,213
Income (loss) from continuing operations      (496,604)     (6,726)    (388,089)    (461,186)    (306,397)    (124,914)
Net Income (loss)                             (496,604)     (6,726)    (276,424)    (702,195)    (307,397)    (124,914)
Net Income (loss) per share                      (0.08)       (0.0)      (.0.01)       (0.03)       (0.01)       (0.01)
Total Assets                                 1,948,979    722, 530    3,552,369    4,887,842    3,907,113    2,394,010
Stockholder's Equity                           572,644      91,666    1,163,278    1,462,035    1,119,930    1,531,431
Cash Dividends Paid per Common Share                 0           0            0            0            0            0
Number of Outstanding Shares (weighted)      6,138,819  13,357,111   24,927,938   24,026,841   21,180,958   10,920,184

Item 7. Management's Discussion and Analysis of the Financial Condition and Results of Operations.


Results of Operations


    The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales., (iii) the level of lease operating expenses, (iv) the level of and interest rates on borrowings and the ability of FSI to market its financial product to generate non-refundable fees to the Company. Since the Company has limited control over the success of FSI's program, the Company will need to rely on the initiation operations on its mining ventures to generate cash flow and future profits. As the Company successfully completes its strategy of becoming a mining company, the same factors listed above will apply to the sale of minerals and metals mined by the Company. As the Company initiates production on its mining properties, results of operations will be affected by:
(i) commodity prices for copper and gold. (ii) the quantity and quality of the ores recovered and processed and (iii) the level of operating expenses associated with the mining operations.

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant downward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $290.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

Copper prices have fluctuated dramatically since the Company's acquisition of its copper property with prices ranging from a low of about $0.65 per pound in August 1993 to a high of $1.20 per pound in 1995 to current levels of about $0.80 per pound. Wide variations in copper prices have resulted from the increased demand for electrical wire and copper related products as a result of the continued high growth rate of the economies of the industrialized nations and as a result of periodic reductions in the availability of scrap copper for recycling. Continued fluctuations in the spot price for copper are expected to result from variations in the availability of scrap copper and the continued strong demand from emerging nations. Concerns regarding the economies of the Pacific Rim nations, and in particular Japan, have recently dampened demand for copper and will likely impact its price until such time as stability is achieved in those economies.

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

Year ended July 31, 1998 compared to year ended July 31, 1997. Total revenues
-------------------------------------------------------------
for the Company for the year ended July 31, 1998 were $60,000 compared to $15,955 for the year ended July 31, 1997 and reflects management fees as a result of the Company's subleases on its office space. The Company expects its revenues to remain marginal until it begins continuous operations either on the Duke Mine planned for summer 1999 or the SilaQuartz Idaho mine expected to begin in summer of 2000.

Operating expenses for the year ended July 31, 1998 were $69,152 compared to $31,899 for the same period a year earlier and reflect the operation of the company's pilot plant on the Duke Gold Mine during the first and second fiscal quarters of 1998. The company does not expect to incur substantial operating expenses until one of its mining operations is in continuous operation. General and administrative expenses increased dramatically from $93,433 for the year ended July 31, 1997 to $561,266 for the year ended July 31, 1998 and reflects the expenses associated with the Duke Gold Mine pilot plant operation and funding of engineering and other overhead costs associated with the SilaQuartz silica mining project. The Company expects the level of its general and administrative expenses to remain high until advance studies and other planning is completed and the mines are in continuous operation.

The Company incurred an after tax net loss of $496,604 ($0.08 per share) for the year ended July 31, 1998 compared to an after tax net loss of $6,726 ($0.00 per share) for the prior year. The increase in the loss is a result of the high level of general and administrative expenses for 1998 and the fact that the loss in 1997 was offset by the extinguishment of $775,211 in debt as a result of the purchase of assets from Latex Resources, Inc. The Company generated $188,996 in fees from its program with Merrion/FSI during fiscal 1998 compared to $91,251 for the year earlier. The Company does not expect to generate a profit until its mining operations are in continuous operations.

Year ended July 31, 1997 compared to year ended July 31, 1996. Total revenues
-------------------------------------------------------------
for the Company for the year ended July 31, 1997 were $15,955 compared to $105,630 for the year ended July 31, 1996. The decrease in revenues reflect the sale of Premier Operating Company during the first quarter of 1997. The Company expects to begin reporting revenues from its operation of the Duke Gold Mine during the summer of 1999.

Operating expenses for the year ended July 31,1997 were $132,189 compared to $386,619 for the year ended July 31, 1996. The level of expenses is expected to remain about the same for fiscal 1998 until significant mining activity is achieved. General and administrative expenses decreased to $93,433 for the year ended July 31,1997 compared to $312,453 for the prior year end and reflect the reduced activity of the Company in the mining business and the costs associated therewith. General and administrative expenses are expected to increase dramatically as mining operations are initiated and the Company hires employees to manage its operations.

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

Presently the Company is active in several mining activities, which will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to each project on an annual basis and the timing of the development of each project. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, management believes the Company will need to raise capital from outside sources during fiscal 1999. While the Company has signed an agreement with Asset Capital LLC to provide adequate funding for its various activities, the Company has not yet begun receiving its funds related to that agreement and in fact Asset Capital is delinquent in its performance of the Agreement. While the Company continues to monitor the progress of Asset Capital in fulfilling its contract obligations and while Asset Capital's management remains optimistic it will be able to fund its agreement with the Company, there can be no assurance that Asset Capital transaction will complete. The Company has determined that the financial ability of Asset Capital to perform, despite its earlier assurances to the contrary, is dependent upon other transactions it is attempting to complete and as such, the Company does not believe that litigation against Asset Capital would improve the Company's position or the likelihood of payment by Asset Capital. In the event that the funds from Asset Capital are not received or are not received timely or in the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

Although the timing of expenditures for the Company's mining activities are distributed over several months, the Company anticipates its current working capital will be insufficient to meet its capital expenditures. Furthermore, since the fees generated from the Company's participation in the program with FSI are unpredictable in both timing and magnitude and because there can be no assurance that FSI will continue to be able to market its product, the Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining companies. While the Company has sold, subject to certain conditions, unprocessed silica ore in an effort to provide working capital funds to complete the various engineering and marketing studies required prior to the construction of a processing plant, the Company will need to access outside capital in order to construct the facilities necessary to begin profitable operations. There can be no assurance that the Company will be successful in its efforts to locate outside capital or that the funds to be provided by Asset Capital will be received timely, if at all, and as a result the level of the Company's planned mining activities may need to be curtailed, deferred or abandoned entirely. The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of and mining activity achieved by the Company. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels and that additional funds will be required.

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal $679,997 as of July 31, 1998. These funds have been used to initiate the Company's mining activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At July 31, 1998, the Company had current assets of $177,545 and current liabilities of $1,376,335, which resulted in negative working capital of $1,198,790. The negative working capital position is comprised primarily of notes payable to shareholders and related parties totaling $679,997 and accrued salaries and expenses totaling $428,579. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 1999. The previously discussed transaction with Asset Capital, if successful, will provide the Company with sufficient funds to pursue its mining and other ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell certain of its assets to meet its obligations.

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









Item 8. Financial Statements and Supplementary Data.

           Audited Financial Statements of  Imperial Petroleum, Inc.


Independent Auditor's
Report....................................................................  F-1
Consolidated Balance Sheets as of July 31, 1998 and 1997..................  F-2
Consolidated Statements of Operations for the years ended July 31, 1998,
1997 and 1996.............................................................  F-3
Consolidated Statements of Stockholder's Equity for the years Ended
July 31, 1998, 1997 and 1996..............................................  F-4
Consolidated Statements of Cash flows for the years ended July 31, 1998,
1997 and 1996.............................................................  F-5
Notes to Consolidated Financial Statements................................  F-7

Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure.

        Not applicable.

                                 PART III


Item 10. Directors and Executive Officers of Registrant.

Directors and Executive Officers

    The following table sets forth certain information regarding the directors, executive officers and key employees of the Company.

      Name                 Age                 Position
      ----                 ---                 --------

Jeffrey T. Wilson           45    Director, Chairman of the Board, President and
                                  Chief Executive Officer

Malcolm W. Henley           47    Director

Stacey D. Smethers          30    Director, Secretary

Edmund J. Kwiecien, Jr.     46    Director

Jeffrey T. Wilson has been Director, Chairman of the Board, President and Chief
-----------------
Executive Officer of the Company since August 1993. Mr. Wilson was a Director, Chairman and President of LaTex Resources, Inc., an affiliate of the Company, and was the founder of its principal operating subsidiary, LaTex Petroleum Corporation. Prior to his efforts with LaTex, Mr. Wilson was Director and Executive Vice President of Vintage Petroleum, Inc. and was employed by Vintage in various engineering and acquisition assignments from 1983 to 1991. From August 1980 to May 1983 Mr. Wilson was employed by Netherland, Sewell & Associates Inc., a petroleum consulting firm. Mr. Wilson began his career in the oil and gas business in June 1975 with Exxon Company USA in various assignments in the Louisiana and South Texas areas. Mr. Wilson holds a Bachelor of Science Degree in Mechanical Engineering from Rose-Hulman Institute of Technology.

Malcolm W. Henley has been a Director of the Company since May 1996. Mr. Henley
-----------------
was a Director and Vice President of LaTex Resources, Inc., an affiliate of the Company and was founder of Enpro, Inc. a crude oil and natural gas marketing subsidiary of LaTex. Mr. Henley's prior experience includes Manager of Operations for Champlin Pipeline Company from 1976 to 1979 and Continental Oil Company from 1975-1976. Mr. Henley has a Bachelor of Arts Degree in Business Administration from Oklahoma State University and an Associate Degree in Petroleum Land Technology from Tulsa Junior College.

Stacey D. Smethers has been a Director of the Company and Director since July
------------------
1995. Mrs. Smethers was Executive Assistant to the President of Enpro, Inc. and Marketing Representative for LaTex Resources, Inc., an affiliate of the Company. Mrs. Smethers has seven years of varied experience in the oil and gas industry including assignments in marketing, administration and petroleum land management.

Edmund J. Kwiecien, Jr. has been a Director of the Company since November 1997
-----------------------
as a result of the acquisition of controlling interest by the Company of SilaQuartz Mining Company Ltd. Mr. Kwiecien is the founder of SilaQuartz. Prior to forming SilaQuartz, Mr. Kwiecien has owned various companies and had various assignments primarily related to the real estate business.

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

Based upon a review of From 3, 4 and 5 filings made by the Company's officers and directors during the past fiscal year ended July 31, 1998 under Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

Item 11. Executive Compensation.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company's Chairman of the Board, President and Chief Executive Officer and (2) other compensation paid to officers and directors of the Company. Except as provided in the table below, during the three fiscal years ended July 31, 1998, 1997 and 1996 (I) no restricted stock awards were granted,
(ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

The Company began accruing salary due to Jeffrey T. Wilson in January 1994. To date no actual salary payments have been made to Mr. Wilson.

                          SUMMARY COMPENSATION TABLE
                          --------------------------
                                                                 Long Term Awards
                                                                 ----------------
                               Annual Compensation                   Warrants
                               -------------------                   --------
Name and Principal
------------------
Position                        Year     Salary      Bonus           # shares
--------                        ----    --------     -----           --------
Jeffrey T. Wilson               1998    $100,000       --              ----
                                1997    $100,000       --            250,000(1)
                                1996    $100,000       --              ----

Malcolm W. Henley               1998      ----         --              ----
                                1997      ----         --            250,000(1)
                                1996      ----         --            333,333(2)

Stacey D. Smethers              1998      ----         --              ----
                                1997      ----         --             50,000(1)
                                1996      ----         --              8,333(2)

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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

    As of July 31, 1998, the Company has 6,469,801 issued and outstanding shares of common stock. The following table sets forth, as of July 31, 1998, the number and percentage of shares of common stock of the Company owned beneficially by
(I) each director of the Company, (ii) each executive officer of the Company,
(iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company's common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31,1998, the Company had approximately 550 holders of common stock of record.



                                    Number of Shares
Name of Beneficial Owner           Beneficially Owned  Percent of Class
------------------------           ------------------  -----------------
Jeffrey T. Wilson (1)                  1,695,835             26.2%

Malcolm W. Henley (2)                    33,334               0.5%

Stacey D. Smethers (3)                   1,667               0.03%

Edmund J. Kwiecien, Jr.                 750,000              11.6%

All officers and directors as a
Group (3 people)                       2,480,836            38.33%

(1) The mailing address of Mr. Wilson is 100 NW Second Street, Suite 312, Evansville, Indiana 47708.

(2) The mailing address of Mr. Henley is 4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma 74135.

(3) The mailing address of Stacey D. Smethers is 4813 Rustic Road, Sand Springs, Oklahoma 74063.

(4) The mailing address of Mr. Kwiecien is 13601 Royalton Road, Strongsville, Ohio 44136.


Item 13. Certain Relationships and Related Transactions.

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $679,997 in principal as of July 31, 1998.

HN Corporation, a private retail company owned by Mr. Wilson and his wife, has made unsecured loans to the Company which total $25,000 in principal as of July 31, 1998.

The Company has made unsecured loans to Wexford Technology, Inc., an affiliate of the Company, of $676,415 as of July 31, 1998.

The Company has made loans to SilaQuartz Mining Company, an 80% owned subsidiary, as of July 31, 1998 that total $62,500.

Imperial leases office space and office services, including telephones, copiers, and office supplies at its headquarters office to Wexford and RealAmerica at the rate of $2,500 per month to each Company. As of July 31, 1998, Wexford owed Imperial $30,000 in accrued office expenses and RealAmerica owed Imperial a total of $10,000 in unpaid office space rent.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ---------------------------------------------------------------

(a) Financial Statements (See Item 8. Financial Statements and Supplementary Data):

           Financial Statements of Imperial Petroleum, Inc.

           Reports of Independent Public Accountants;
           Consolidated Balance Sheets as of July 31, 1998 and 1997; Consolidated Statements of Operations for the years ended July 31, 1998, 1997, and 1996;
           Consolidated Statements of Stockholder Equity for the years ended July 31, 1998, 1997, and 1996;
           Consolidated Statements of Cash Flows for the years ended July 31, 1998, 1997, and 1996;
           Notes to Consolidated Financial Statements.

           Supplemental Financial Information
           Schedule II - Amounts Receivable from Related Parties. Other Schedules are omitted as they are not required.

(b)          Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal year ended July 31, 1998.

(c)          Exhibits. (Previously filed).

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

3.1 Certificate of Incorporation of the Registrant incorporated herein by reference to Exhibit -- of the Form 10.

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

10.21        Guaranty Agreement by and between Jeffrey T. Wilson, Annalee C.
Wilson, and Bank of Oklahoma, N.A. dated October 18, 1993.

10.22 Agreement to Acquire SilaQuartz Mining Company dated November 3, 1997 Including Subsequent Amendments.

10.23 Compromise and Settlement Agreement by and Between Ridgepointe Mining Company and UFO Limited Partnership dated November 28, 1997.

10.24 Joint Venture Agreement for the Recovery of Precious Metals by and between Zane Pasma and Ridgepointe Mining Company dated December 1, 1997.

10.25 Hypothecation Agreement by and between Imperial Petroleum, Inc. and Asset Capital LLC dated September 8, 1998 and Gold Dore Certificate Rental Agreement of the same date.

10.26 Joint Venture Agreement for the Recovery of Diamonds by and between Imperial Petroleum, Inc. and Continental Resources Party Ltd. and Natural Resources Group, Inc. dated October 22, 1998.

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


                                        Imperial Petroleum, Inc.
Date: February ____, 1999               /s/  Jeffrey T. Wilson
                                        ----------------------
                                        Jeffrey T. Wilson, President
                                        and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title                                     Date
---------                     -----                                     ----
/s/  Jeffrey T. Wilson        President and Chief Executive       February __, 1999
------------------------      Officer (Principal Executive
Jeffrey T. Wilson             Officer) and Director

                           IMPERIAL PETROLEUM, INC.

                                      and

                                 SUBSIDIARIES



                                 CONSOLIDATED

                             FINANCIAL STATEMENTS

                         AS OF JULY 31, 1998 and 1997

                                      and

                              FOR THE YEARS ENDED

                         JULY 31, 1998, 1997 and 1996

                                      and

                         INDEPENDENT AUDITOR'S REPORT

                           IMPERIAL PETROLEUM, INC.

                        July 31, 1998, 1997,  and 1996



                        T A B L E  O F  C O N T E N T S
                        -------------------------------


                                                                     Page
                                                                     ----

Independent Auditor's Report

Consolidated Financial Statements:

  Consolidated Balance Sheets                                           2

  Consolidated Statements of Operations                                 3

  Consolidated Statements of Stockholders' Equity                       4

  Consolidated Statements of Cash Flows                               5-6

  Notes to Consolidated Financial Statements                         7-28

           [LETTERHEAD OF BRISCOE, BURKE & GRIGSBY LLP APPEARS HERE]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



Board of Directors
Imperial Petroleum, Inc.
Evansville, Indiana


We have audited the accompanying consolidated balance sheets of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 1998 and 1997 and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended July 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

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


                                              /s/ BRISCOE, BURKE & GRIGSBY LLP
                                             ---------------------------------
                                             BRISCOE, BURKE & GRIGSBY LLP
                                             Certified Public Accountants



January 28, 1999
Tulsa, Oklahoma

                            IMPERIAL PETROLEUM, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                             July 31, 1998 and 1997

                                           1998          1997             LIABILITIES and                  1998           1997
ASSETS                                 ------------    -----------      STOCKHOLDERS' EQUITY            ------------   ------------
Current assets:                                                     Current liabilities:
 Cash                                   $    12,125     $     1,103   Accounts payable                   $    21,434    $    60,755
 Accounts receivable -   other               72,500               -   Accounts payable - other                71,325         85,218
 Other current assets                        92,920          14,000   Accrued expenses                       428,579        230,354
                                        -----------     -----------   Unearned revenue                        50,000             -
  Total current assets                      177,545          15,103   Notes payable (Note 6)                 125,000             -
                                        -----------     -----------   Notes payable - related  parties
                                                                        (Note 7)                             679,997        254,537
                                                                                                         -----------    -----------

                                                                        Total current liabilities          1,376,335        630,864
                                                                                                         -----------    -----------

                                                                    Noncurrent liabilities:
                                                                      Deferred income taxes  (Note 5)              -              -
                                                                                                         -----------    -----------

                                                                        Total noncurrent  liabilities              -              -
                                                                                                         -----------    -----------

Mining properties under development                                 Stockholders' equity:
 (Notes 1, 2, and 4):                                                 Common stock of $0.006 par value.
  Mining claims, options and                                            Authorized 50,000,000 shares;
    development costs                     1,032,934         282,934     6,469,801 issued in 1998 and
 Mining and milling equipment                37,500               -     5,283,164 shares in 1997              38,819         31,699
 Acquisition in progress   (Note 18)        300,000         300,000   Paid-in capital                      3,458,419      2,487,957
                                        -----------     -----------   Accumulated deficit                 (1,707,917)    (1,211,313)

                                          1,370,434         582,934   Treasury stock, at cost (152,290
                                        -----------     -----------     shares in 1998 and 752,290 shares
 Net property, plant and equipment        1,370,434         582,934     in 1997)                          (1,216,677)    (1,216,677)
                                        -----------     -----------                                      -----------    -----------

Other assets:                                                           Total stockholders' equity           572,644         91,666
                                                                                                         -----------    -----------
 Accounts receivable -   related party
  (Note 3)                                  401,000          47,305
 Investments-securities (Notes 2 and 12)          -          77,188
                                        -----------     -----------   Commitments and  contingencies
                                                                        (Note 9)                                  -               -
   Total other assets                       401,000         124,493
                                        -----------     -----------

                                                                        TOTAL LIABILITIES and
   TOTAL ASSETS                         $ 1,948,979     $   722,530       STOCKHOLDERS' EQUITY          $ 1,948,979     $   722,530
                                        ===========     ===========                                     ===========     ===========

The accompanying notes are an integral part of these financial statements.

                            IMPERIAL PETROLEUM, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                For the Years Ended July 31, 1998, 1997 and 1996

                                                         1998          1997          1996
                                                      -----------  ------------  ------------
Operating income:
  Oil and gas revenue                                 $        -   $    15,955   $   104,740
  Management fees                                         60,000             -           890
                                                      ----------   -----------   -----------

    Total operating income                                60,000        15,955       105,630
                                                      ----------   -----------   -----------

Operating expenses:
  Oil and gas lease operating expense                                    7,389        44,980
  Mining lease operating expense                          69,152        24,510         1,760
  General and administrative expenses                    561,266        93,433       312,453
  Depreciation and depletion (Note 2)                          -         6,857        27,426
                                                      ----------   -----------   -----------

    Total operating expenses                             630,418       132,189       386,619
                                                      ----------   -----------   -----------

Loss from operations                                    (570,418)     (116,234)     (280,989)

Other income and (expense):
  Interest expense                                       (76,915)      (19,478)     (107,100)
  Interest income                                         38,921             -             -
  Gold certificate income - net (Note 15)                188,996        91,521       268,532
  Loss on write-down of mining equipment (Note 14)             -      (797,786)     (121,953)
  Loss on write-down of securities                       (77,188)            -             -
  Gain on extinguishment of debt                               -       775,211             -
  Gain (loss) on sale of assets                                -        60,040       (34,914)
                                                      ----------   -----------   -----------

Net loss before income taxes                            (496,604)       (6,726)     (276,424)
                                                      ----------   -----------   -----------

Provision for income taxes:  (Note 5)
  Current                                                      -             -             -
  Deferred                                                     -             -             -
                                                      ----------   -----------   -----------

    Total benefit from income taxes                            -             -             -
                                                      ----------   -----------   -----------

Net loss                                              $ (496,604)  $    (6,726)  $  (276,424)
                                                      ==========   ===========   ===========

Loss per share (Note 2)                               $     (.08)  $         -         $(.01)
                                                      ==========   ===========   ===========

Weighted average shares outstanding                    6,138,819    13,357,111    24,927,938
                                                      ==========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                Consolidated Statements of Stockholders' Equity

               For the Years Ended July 31, 1998, 1997, and 1996

                                                   Common Stock
                                               -------------------  Additional                              Unrealized    Total
                                                             Par      Paid-In      Treasury       Retained    Loss on  Stockholders'
                                                 Shares     Value     Capital        Stock        Deficit      Equity     Equity
                                               ----------   ------   ----------  ------------  ------------  ---------  -----------

Balances at July 31, 1995                      24,026,841  $24,027   $2,366,171  $         -   $  (928,163)  $      -  $  1,462,035

Receipt of Treasury stock                               -        -            -     (120,313)            -          -      (120,313)

Stock issued for services                         500,000      500       14,500            -             -          -        15,000
Stock issued for mining properties
  and equipment                                 1,900,000    1,900       55,100            -             -          -        57,000
Stock issued for investment                     5,000,000    5,000       37,188            -             -          -        42,188
Net loss for the period                                 -        -            -            -      (276,424)   (16,208)     (292,632)
                                              -----------  -------   ----------  -----------   -----------   --------  ------------

Balances at July 31, 1996                      31,426,841   31,427    2,472,959     (120,313)   (1,204,587)   (16,208)    1,163,278

Reverse split (Note 17)                       (26,188,677)       -            -            -             -          -             -
Receipt of Treasury stock (Notes 16 and 18)             -        -            -   (1,096,364)            -     16,208    (1,080,156)

Stock issued for mining properties
  and equipment                                    45,000      272       14,998            -             -          -        15,270
Net loss for the period                                 -        -            -            -        (6,726)         -        (6,726)
                                              -----------  -------   ----------  -----------   -----------   --------  ------------

Balances at July 31, 1997                       5,283,164   31,699    2,487,957   (1,216,677)   (1,211,313)         -        91,666

Stock issued for services                         173,575    1,040       87,050            -             -          -        88,090
Stock issued for mining properties
  and equipment                                   860,000    5,160      782,340            -             -          -       787,500
Stock issued to pay off debt                      153,062      920      101,072            -             -          -       101,992
Net loss for the period                                 -        -            -            -      (496,694)         -      (496,604)
                                              -----------  -------   ----------  -----------   -----------   --------  ------------

Balances at July 31, 1998                       6,469,801  $38,819   $3,458,419  $(1,216,677)  $(1,707,917) $       -  $    572,644
                                              ===========  =======   ==========  ===========   ===========   ========  ============



The accompanying notes are an integral part of these financial statements.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                     Consolidated Statements of Cash Flows

                For the Years Ended July 31, 1998, 1997 and 1996

                                                                     1998         1997        1996
                                                                  -----------  ----------  -----------

Cash flows from operating activities:
  Historical net loss                                              $(496,604)  $  (6,726)   $(276,424)
  Adjustments to reconcile net loss to net cash
        provided by operating activities:
    Expenses paid with common stock                                  115,164           -            -
    Depreciation and depletion                                             -       6,857       27,426
    Realized loss on marketable securities                            77,188           -            -
    (Increase) Decrease in accounts receivable - oil and gas               -      15,673       (3,929)
    (Increase) Decrease in accounts receivable - other               (72,500)          -            -
    (Increase) Decrease in accounts receivable - related party      (353,695)    (37,429)           -
    (Increase) Decrease in other current assets                      (78,920)    (12,850)        (718)
    (Increase) Decrease in other assets                                    -          75       14,812
    Increase (Decrease) in accounts payable                          (39,321)     11,493      (18,108)
    Increase (Decrease) in accounts payable - related parties              -           -      (10,951)
    Increase (Decrease) in accounts payable - other                   61,025      66,500        1,800
    Increase (Decrease) in accrued expenses                          198,225     (21,881)      77,800
    Increase (Decrease) in unearned revenue                           50,000      (3,550)       3,550
                                                                   ---------   ---------    ---------

      Net cash used for operating activities                        (539,438)     18,162     (184,742)
                                                                   ---------   ---------    ---------


Cash flows from investing activities:
  Mining options, properties and equipment  - net                          -    (105,832)     (20,000)
  Oil and gas properties and equipment sold                                -     112,865            -
  Write-down of oil and gas equipment                                      -           -       18,869
  Write-off of mining claims and equipment                                 -           -      134,824
  (Increase) Decrease in investment - other                                -       2,445       (2,445)
                                                                   ---------   ---------    ---------
    Net cash used for investing activities                         $       -   $   9,478    $ 131,248
                                                                   ---------   ---------    ---------





The accompanying notes are an integral part of these financial statements.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                For the Years Ended July 31, 1998, 1997 and 1996

                                                                          1998         1997          1996
                                                                        ---------  ------------  ------------
Cash flows from financing activities:
  Increase (Decrease) in notes payable                                   $125,000  $  (139,817)  $   (12,593)
  Increase (Decrease) in notes payable - related parties                  425,460      104,239        71,849
                                                                         --------  -----------   -----------

    Net cash provided by financing activities                             550,460      (35,578)       59,256
                                                                         --------  -----------   -----------

Net increase (decrease) in cash and cash equivalents                       11,022       (7,938)        5,762

Cash and cash equivalents at beginning of year                              1,103        9,041         3,279
                                                                         --------  -----------   -----------

Cash and cash equivalents at end of year                                 $ 12,125  $     1,103   $     9,041
                                                                         ========  ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for
    Interest                                                            $          $     6,896   $    63,270
    Income taxes                                                                -            -             -

Supplemental schedule of noncash investing and financing activities:
  Stock issued for mining equipment and mining claim options             $787,500  $    15,270   $   (57,000)
  Stock issued for services                                               115,164            -       (15,000)
  Stock issued for investment                                                   -            -       (42,188)
  Rescind agreement on mining claims and equipment                              -    2,045,565     1,270,376
  Rescind agreement on notes payable                                       74,918   (1,089,753)   (1,150,063)
  Rescind agreement on common stock issued                                      -     (955,812)     (120,313)
  Unrealized loss on equity securities                                          -      (16,208)       16,208
  Write-down of oil and gas assets                                              -            -        18,869
  Write-down of mining claims                                                   -      797,786       134,824
  Extinguishment of debt                                                        -     (775,211)            -

                                                                         --------  -----------   -----------
     Total                                                               $977,582  $    21,637   $    55,713
                                                                         ========  ===========   ===========

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

     Financial Condition
     -------------------

     The Company's financial statements for the year ended July 31, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $496,604 for the year ended July 31, 1998 and as of July 31, 1998 has an accumulated deficit of $1,707,917 and a deficit working capital of $1,198,790.

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

     As a condition to the Ridgepointe Exchange Transaction, Imperial received and canceled 7,232,500 shares of its Common Stock from Glauber Management and received 100,000 shares of the common stock of Tech-Electro Technologies, Inc. from an affiliate of Glauber Management and Glauber Valve. In addition, Glauber Management or Glauber Valve, or their affiliates, transferred to Imperial 75,000 shares of common stock of Chelsea Street Holding Company, Inc.

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

     Acquisition of Phoenix Metals, Inc.
     -----------------------------------

     See Note 16.

     Development Stage Company
     -------------------------

     A summary of the financial information of Ridgepointe Mining Company (A Development Stage Company), excluding its wholly owned subsidiary I. B. Energy, Inc., is as follows:

                                        1998          1997
                                    ------------  ------------

      Current assets                $         -   $         -
      Net property and equipment        620,434       582,934
      Other assets                            -             -
                                    -----------   -----------

        Total assets                $   620,434   $   582,934
                                    ===========   ===========

                                           1998          1997
                                    -----------   -----------

      Current liabilities           $   630,632   $   640,474
      Long-term liabilities                   -             -
      Common stock                      125,107       125,107
      Paid-in capital                 1,343,886     1,343,886
      Deficit accumulated before
        development stage              (121,953)     (121,953)
      Deficit accumulated during
        development stage            (1,357,238)   (1,404,580)
                                    -----------   -----------

        Total liabilities and
          stockholders' deficit     $   620,434   $   582,934
                                    ===========   ===========


                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (continued)


                                                            Cumulative
                                     1997        1998     From Inception
                                  ----------  ----------  ---------------

      Operating revenues          $       -   $       -   $            -
      Miscellaneous income                -           -           96,579
                                  ---------   ---------      -----------

         Total income                     -           -           96,579

      Lease operating expenses       24,510      67,652          162,922
      General and
        administrative               16,689      62,361          407,358
                                  ---------   ---------      -----------

         Total expenses              41,199     130,013          570,280

     Net operating loss             (41,199)   (130,013)        (473,701)

     Interest expense                (9,945)    (14,243)        (267,214)
     Gain (Loss) on sale/
       write-down of assets        (797,786)    191,598         (786,093)
                                  ---------   ---------      -----------

     Net income (loss) before
       income taxes                (848,930)     47,342       (1,527,008)

     Income tax benefit                   -           -         (169,770)
                                  ---------   ---------      -----------

         Net loss                 $(848,930)  $  47,342      $(1,357,238)
                                  =========   =========      ===========

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (continued)

                                                              Cumulative
                                                            From Inception
                                                            --------------
     Cash flows from operating activities:
      Historical net loss                                   $  (1,357,238)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation and depletion
        (Increase) in other assets
        Increase in current liabilities                           630,632
                                                            -------------

          Net cash used for operating activities                 (726,606)
                                                            -------------

     Cash flows from investing activities:
      Mining options, properties and equipment
         purchased - net                                         (620,434)
                                                            -------------

          Net cash used for investing activities                 (620,434)
                                                             ------------

      Cash flows from financing activities:
      Increase in notes payable                                         -
      Stock issued for funding                                  1,347,040
                                                             ------------

          Net cash provided by financing activities             1,347,040
                                                             ------------

          Net increase in cash and cash equivalents                     -


          Cash and cash equivalents at inception                        -
                                                             ------------

          Cash and cash equivalents at July 31, 1998         $          -
                                                             ============


      Supplemental disclosures of cash flow information:
          Cash paid during the period for
            Interest                                         $          -
            Income taxes                                                -

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

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------

     The July 31, 1998, 1997 and 1996 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., and Phoenix Metals, Inc. All significant intercompany accounts have been eliminated.

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

     Reclassification
     ----------------

     Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


3.   ACCOUNTS RECEIVABLE - RELATED PARTIES

     Accounts receivable - related parties was comprised of the following:

                                     1998        1997
                                  ----------  ----------

      Shareholder                 $   1,000   $   1,000
      Wexford Technology, Inc.      676,415     184,794
      Allowance for bad debts      (276,415)   (138,489)
                                  ---------   ---------

        Total                     $ 401,000   $  47,305
                                  =========   =========

4.   MINING PROPERTIES UNDER DEVELOPMENT

     Mine Development
     ----------------

     The costs incurred for mine evaluation and development are capitalized. Upon the commencement of production, the capitalized costs will be amortized utilizing the units of production method. The Company has incurred $32,634 and $32,634 in development costs through July 31, 1998 and 1997, respectively. (See Note 18.)

     The Company's mining fixed assets consist of the following:

                                 July 31,    July 31,
                                   1998        1997
                                -----------  ---------

     Mining claims               $1,000,300   $250,300
     Mining equipment                37,500          -
     Mine development costs          32,634     32,634
     Acquisition in progress        300,000    300,000
                                 ----------   --------

        Total                    $1,370,434   $582,934
                                 ==========   ========


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


5.   INCOME TAXES

     Provisions for income taxes are as follows:

                   1998   1997   1996
                   -----  -----  -----
                     (in thousands)
      Current:
        Federal    $   -  $   -  $   -
        State          -      -      -
                   -----  -----  -----

                   $   -  $   -  $   -
                   =====  =====  =====

      Deferred:
        Federal    $   -  $   -  $   -
        State          -      -      -
                   -----  -----  -----

                   $   -  $   -  $   -
                   =====  =====  =====


                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


5.   INCOME TAXES (continued)

     Income taxes differed from the amounts computed by applying the U.S. federal tax rate as a result of the following:

                                            1998     1997    1996
                                           -------  ------  ------
                                               (in thousands)

      Computed "expected" tax benefit       $(169)  $  (1)  $ (53)
      State income taxes net of federal
        benefit                                 -       -       -
      Increase in valuation allowance
        for deferred tax assets               169       1      53
      Other                                     -       -       -
                                            -----   -----   -----

        Actual income tax expense           $   -   $   -  $    -
                                            =====   =====  ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                1998     1997
                                               -------  ------
                                               (in thousands)
     Deferred tax liabilities:
       Property, plant and equipment            $ 300   $ 300
       Other                                        -       -
                                                -----   -----

        Total deferred tax liabilities            300     300
                                                -----   -----

     Deferred tax assets:
      Net operating losses                        649     480
       Other                                        1       1
                                                -----   -----

         Total deferred tax assets                650     481
                                                -----   -----

         Valuation allowance                     (350)   (181)
                                                -----   -----

         Net deferred tax assets                  300     300
                                                -----   -----

         Net deferred tax asset (liability)     $   -   $   -
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

     The Company has net operating loss (NOL) carryforward to offset its earnings of approximately $1,900,000. If not previously utilized, the net operating losses will expire in varying amounts from 2009 to 2012.


6.   NOTES PAYABLE

                                                 1998    1997
                                               --------  -----
      H. N. Corporation, promissory note,
        dated January 20, 1998, principal
        due January 20, 1999 plus interest
        at 9%                                  $ 25,000  $   -
      Gary S. Williky, promissory note,
        dated November 24, 1997, principal
        due November 24, 1998 plus interest
        at 9%                                    50,000      -
      Thomas J. Patrick, promissory note,
        dated December 18, 1997, principal
        due December 18, 1998 plus interest
        at 9%                                    50,000      -
                                               --------  -----

          Total                                 125,000      -

      Less:  current portion                    125,000      -
                                               --------  -----

      Long-term notes payable                  $      -  $   -
                                               ========  =====


                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


7.   NOTES PAYABLE - RELATED PARTY

                                      1998       1997
                                    ---------  ---------

      Officer - 10% demand note      $ 64,295   $ 64,295
      Officer - 7.5% demand note      186,353    190,242
      Officer - 9.0% demand note      429,349          -
                                     --------   --------

                                     $679,997   $254,537
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

                                        1998        1997          1996
                                    -----------  ------------  ------------
Revenues:                                       (in thousands)
       Oil and gas
         production and
         lease operations           $         -  $         16  $        106
       Mining                                 -             -             -
                                    -----------  ------------  ------------

           Total revenues           $         -  $         16  $        106
                                    ===========  ============  ============


     Identifiable assets:
       Oil and gas production       $         -  $          -  $        142
       Mining                             1,370           583         3,336
       Other                                579           140            74
                                    -----------  ------------  ------------

                                    $     1,949  $        723  $      3,552
                                    ===========  ============  ============


      Depreciation and depletion:
       Oil and gas production       $         -  $          7  $         27
       Mining                                 -             -             -
                                    -----------  ------------  ------------

                                    $         -  $          7  $         27
                                    ===========  ============  ============

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


11.  SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES

     Results of Operations from Oil and Gas Producing Activities
     -----------------------------------------------------------

     The following sets forth certain information with respect to the Company's results of operations from oil and gas producing activities for the years ended July 31, 1998, 1997 and 1996. All of the Company's oil and gas producing activities are located within the United States. During 1997 the Company disposed of its oil and gas assets (See Note 1).

                                                     1998   1997   1996
                                                     -----  -----  -----
                                                       (In thousands)

       Revenues                                      $   -  $  16  $ 105
       Production costs                                  -      7     38
       Gross production taxes                            -      1      7
       Depreciation, depletion and amortization          -      7     27
                                                     -----  -----  -----

       Results of operations before income taxes         -      1     33

       Income tax expense                                -      -      -
                                                     -----  -----  -----
       Results of operations (excluding corporate
       overhead and interest costs)                  $   - $    1  $  33
                                                     ===== ======  =====

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

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


11. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (continued)

                                                     Oil (MBbls)  Gas (MMcf)
                                                     -----------  ----------

      Proved reserves at July 31, 1995                     11.4       236.9

      Revisions of previous estimates                         -           -
      Extensions, discoveries and other additions             -           -
      Production                                           (1.9)      (44.1)
      Purchases of reserves-in-place                          -           -
      Sales of reserves-in-place                              -           -
                                                     ----------   ---------

      Developed reserves at July 31, 1996                   9.5       192.8

      Revisions of previous estimates                         -           -
      Extensions, discoveries and other additions             -           -
      Production                                            (.3)       (6.7)
      Purchases of reserves-in-place
      Sales of reserves-in-place                           (9.2)     (186.1)
                                                     ----------   ---------

      Developed reserves at July 31, 1997                     -           -

      Revisions of previous estimates                         -           -
      Extensions, discoveries and other additions             -           -
      Production                                              -           -
      Purchases of reserves-in-place                          -           -
      Sales of reserves-in-place                              -           -
                                                     ----------   ---------

      Developed reserves at July 31, 1998                     -           -
                                                     ==========   =========
      Proved developed reserves at:
           July 31, 1996                                    9.5       192.8
           July 31, 1997                                      -           -
           July 31, 1998                                      -           -


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

                                                           1998   1997    1996
                                                           -----  -----  -------
                                                              (In thousands)

      Future cash inflows                                  $   -  $   -   $460.7
      Future costs - future production and
        development costs                                      -      -    186.7
                                                           -----  -----   ------

      Future net cash inflows before income tax expense        -      -    274.0

      Future income tax expense                                -      -     68.5
                                                           -----  -----   ------

      Future net cash flows                                    -      -    205.5

      10% annual discount for estimated
        timing of cash flows                                   -      -    103.4
                                                           -----  -----   ------

     Standardized Measure of discounted
       future net cash flows                               $      $   -   $102.1
                                                           =====  =====   ======


                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


11. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (continued)

     Changes in Standardized Measure of Discounted Future Net Cash Flows
     -------------------------------------------------------------------
     Relating to Proved Oil and Gas Reserves (Unaudited)
     ---------------------------------------------------

     The following is an analysis of the changes in the Standardized Measure for the periods presented:

                                                  1998    1997    1996
                                                  -----  ------  ------
                                                     (In thousands)
      Standardized Measure - beginning of year    $   -  $ 102   $ 124
        Increases (Decreases)
          Sales, net of production costs              -      -     (60)
          Net change in sales prices, net of
            production costs                          -      -       8
          Discoveries and extensions, net
            of related future development
            production costs                          -      -       -
          Changes in estimated future
            development costs                         -      -       -
          Development costs incurred                  -      -       -
          Revisions of previous quantity
            estimates                                 -      -       -
          Accretion of discount                       -      -      30
          Net change in income taxes                  -      -       -
          Purchases of reserves-in-place              -      -       -
          Sales of reserves-in-place                  -   (102)      -
          Timing of production of reserves
            and other                                 -      -       -
                                                  -----  -----   -----
     Standardized Measure - end of year           $   -  $   -   $ 102
                                                  =====  =====   =====



                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


12.  INVESTMENTS
                                             Unrealized  Unrealized   Carrying
                                    Cost       Gains       Losses      Value
                                 ----------  ----------  ----------  ---------

      Investment in equity
                securities:

      July 31, 1998:
        Available for sale
          (marked to market)  $       -  $        -   $        -  $        -

      July 31, 1997:
        Available for sale
          (marked to market)  $  77,188  $        -   $        -  $   77,188


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

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


15.  GOLD CERTIFICATE INCOME

     During 1996, the Company entered into an agreement with Financial Surety International LTD whereby the Company would issue Gold Dore Certificates to third parties in exchange for a leasing fee of 1.25% of the certificate face value. The third party lessee uses the certificates as collateral in order to obtain venture capital financing. These Gold Dore Certificates specify the delivery of a specified amount of gold at a future date, usually 5 years, for sale to the holder at the market price on that date. Performance is insured by contract with Merrion Reinsurance Corporation LTD. Upon expiration of the lease period, the certificates are returned to the Company and are canceled.

     The Company pays a 10% finders fee to a consultant in connection with each certificate issued. During the year the Company had $209,996 of Gold Certificate Income, less finders fees of $21,000 for net Gold Certificate Income of $188,996.


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

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements


17.  STOCK SPLIT

     On November 21, 1996 the Company effected a one for six reverse split of its common stock, resulting in 5,238,164 shares being outstanding on that date.


18.  SETTLEMENT AGREEMENT ON UFO CLAIMS

     During 1997, the Company reached a settlement agreement with UFO Mining Limited Partnership whereby the Company would assign its interest in the UFO mining claims to a third party, receive a release from the $1,000,000 note and receive 166,667 (post-split) shares of the Company's common stock given in the original transaction. In conjunction with this agreement, the Company entered into a joint venture with the third party whereby the Company assigned its interest in the UFO claims, infrastructure and onsite equipment to the joint venture in exchange for a 5% carried interest.
     Under the joint venture agreement, the Company would be responsible for contributing up to 167,000 shares of its restricted common stock if the joint venture were to contribute $6,000,000 in capital. In exchange, the third party assumed the responsibility for liability to the UFO Mining Limited Partnership. Also, the Company has chosen to write-down the value of the assets to be contributed to the joint venture by $784,341 to more accurately reflect the market value of those assets and hence the value of the Company's interest in the joint venture. The Company has reflected the assets to be contributed to the joint venture as $300,000 in acquisitions in progress.

     As a result, the Company has reduced mining claims by $2,045,565, reduced notes payable by $1,000,000, reduced accrued interest payable by $89,753 and recorded Treasury stock of $955,812.