Form 10-Q
period 1998-10-31
IMPERIAL PETROLEUM INC
filed 1999-02-18
CIK 355356

                         SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




(Mark One)

                                    FORM 10-Q

   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended October 31, 1998
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from_____ to______

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


     On October 31, l998, there were 8,930,250 shares of the Registrant's common stock issued and outstanding.

                           IMPERIAL PETROLEUM, INC.

                  Index to Form 10-Q for the Quarterly Period
                            Ended October 31, 1998

PART I - FINANCIAL INFORMATION


     Item 1.

Financial Statements.
--------------------
                                                                            Page
                                                                            ----

Consolidated Balance Sheets as of July 31, 1998 and October 31, 1998        4-5

Consolidated Statements of Operations for the three months ended             6
October 31,1998 and 1997.

Consolidated Statements of Cash Flows for the three months ended             7
October 31, 1998 and 1997



Notes to Consolidated Financial Statements                                   8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.                 13


PART II - OTHER INFORMATION

     The information called for by Item 1. Legal Proceedings, Item 2.       18
     Changes in Securities, Item 3. Default Upon Senior Securities,
     Item 4. Submission of Matters to a Vote of Security Holders, Item 5. Other Information and Item 6. Exhibits and Reports on Form 8-K have been omitted as either inapplicable or because the answer thereto is negative.


SIGNATURES                                                                  19

                                    Part I


                             Financial Information

                           IMPERIAL PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEET
                         UNAUDITED - October 31, 1998

                                                           31-Oct-98    31-Jul-98
                                                          ----------   ----------
ASSETS
Current Assets
        Cash                                              $    5,483   $   12,125
        Accounts Receivable -other                            69,588       72,500
        Other current assets                                  92,920       92,920
                                                          ----------   ----------
        Total                                                167,991      177,545
                                                          ----------   ----------

Property, Plant and
Equipment

        Mining properties under
        development
        Mining claims, options and
        development
        costs                                              1,032,934    1,032,934
        Mining and milling equipment                          37,500       37,500
        Acquisition in progress                              738,315      300,000
                                                          ----------   ----------
        Net mining                                         1,808,749    1,370,434
        properties                                        ----------   ----------

        Net property, plant and equipment                  1,808,749    1,370,434
                                                          ----------   ----------

Other Assets
        Accounts receivable-related party                    525,000      401,000
        Investments- securities                                    0            0
                                                          ----------   ----------
        Total other assets                                   525,000      401,000
                                                          ----------   ----------

TOTAL ASSETS                                              $2,501,740   $1,948,979
                                                          ----------   ----------

                           IMPERIAL PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEET
                         UNAUDITED - October 31, 1998

                                                            31-Oct-98                                  31-Jul-98
                                                           -----------                                -----------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
        Accounts payable                                   $    15,714                                $    21,434
        Accounts payable-other                                  71,325                                     71,325
        Accrued expenses                                       472,442                                    428,579
        Unearned revenue                                       200,000                                     50,000
        Notes payable                                          100,000                                    125,000
        Notes payable-related party                            676,497                                    679,997
                                                           -----------                                -----------

        Total current                                        1,535,978                                  1,376,335
        liabilities                                        -----------                                -----------

Non-current
Liabilities
        Deferred income taxes                                        0                                          0
        Notes payable, less current                                  0                                          0
        portion                                            -----------                                -----------

        Total non-current liabilities                                0                                          0
                                                                                                      -----------

Stockholder's
Equity
        Common stock                                            41,925                                     38,819
        Additional paid-in capital                           3,893,628                                  3,458,419
        Treasury stock                                      -1,216,677                                 -1,216,677
        Retained earnings                                   -1,753,114                                 -1,707,917
        Unrealized loss on marketable                                0                                          0
        securities                                         -----------                                -----------

        Total stockholder's equity                             965,762                                    572,644
                                                           -----------                                -----------

Total Liabilities and Stockholder's Equity                 $ 2,501,740                                $ 1,948,979
                                                           -----------                                -----------

                           IMPERIAL PETROLEUM, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                                               Three Months Ending
                                                                               -------------------
                                                                       31-Oct-98                31-Oct-97
                                                                                               ----------
Operating Income:
                Oil and gas                                           $        0               $        0
                revenue
                Management and fee income                                 31,088                        0
                                                                      ----------               ----------

                Total operating income                                    31,088                        0

Operating Expenses:
                Oil and gas lease operations                                   0                        0
                Dry Hole costs                                                 0                        0
                Mining operating expense                                       0                   17,831
                General and administrative expense                        62,124                  110,175
                Depreciation and depletion                                     0                        0
                                                                      ----------               ----------

                Total operating expense                                   62,124                  128,006
                                                                      ----------               ----------

Income/Loss from operations                                              -31,036                 -128,006

Other Income/expense
                Interest expense                                          14,161                        0
                Gold certificate income-net                                    0                  158,996
                Loss on marketable securities                                  0                        0
                Gain on retirement of debt                                     0                        0
                Loss on write-down of mining equipment                         0                        0
                Gain/ loss on sale of assets                                   0                        0
                                                                                               ----------

                Total other income/expense                                14,161                  158,996
                                                                                               ----------

Net Income (Loss) before tax                                             -45,197                   30,990
                                                                      ----------               ----------

Provision for Income Taxes
                Current                                                        0                        0
                Deferred                                                       0                        0
                                                                      ----------               ----------
                Total benefit from income                                      0                        0
                taxes                                                 ----------               ----------

Net Income/Loss                                                         ($45,197)              $   30,990
                                                                      ----------               ----------

Income/Loss per share                                                    ($0.005)                  $0.006
                                                                      ----------               ----------

Weighted average shares outstanding                                    8,930,250                5,283,164
                                                                      ----------               ----------

                         IMPERIAL PETROLEUM, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                                               Three Months Ending
                                                                       31-Oct-98                31-Oct-97
                                                                      ----------               ----------
Net cash provided by (used in) operations                               -$29,142                  $55,721

Net cash provided by (used in) investing activities:
                Capital additions and property                          -438,315                  -23,581
                acquisitions
                Dispositions                                                   0                        0
                Other                                                   -124,000                  -31,250
                                                                      ----------               ----------
                Total                                                   -562,315                  -54,831

Net cash provide by (used in) financing activities:
                Repurchase of common stock                                     0                        0
                Issuance of common stock                                 438,315                        0
                Deferred Revenue                                         150,000
                Notes payable                                                  0                  -25,825
                Notes payable-related party                               -3,500                        0
                                                                      ----------               ----------
                Total                                                    584,815                  -25,825

Decrease in cash and equivalents                                          -6,642                  -24,935
Cash and cash equivalents at beginning of period                          12,125                    1,103
Cash and cash equivalents at end of period                                 5,483                  -23,832


Supplemental disclosures of Cash Flow Information
                Interest                                                  14,161                        0
Cash paid during the period for:
                Income taxes                                                   0                        0

For the purposes of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION
---- -   --------- -----------

                           IMPERIAL PETROLEUM, INC.
                  Notes to Consolidated Financial Statements
                                   Unaudited
                               October 31, 1998



(1) General

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 1999. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended July 31, 1998.

The Company

Imperial Petroleum, Inc., a Nevada corporation ("the Company"), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and has diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company intends to utilize its oil and natural gas assets to support and enhance its mining activities. The Company expects to focus its growth in both energy and mining ventures.

At July 31,1998, the Company had sold its remaining domestic oil and gas interests in the sale of Premier Operating Company and had completed its transition to a minerals and metals mining company. (See " Mining - Reserves"). However, due to the recent downturn in energy prices, the company has decided to re-enter the oil and natural gas production and exploration business through the acquisition of controlling interest of Oil City Petroleum, Inc. as discussed below.


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

Change of Control. Pursuant to an Agreement to Exchange Stock and Plan of
--------- ---------
Reorganization dated August 27, 1993 (the "Stock Exchange Agreement"), as amended by that certain First Amendment to Agreement to Exchange Stock and Plan of Reorganization dated as of August 27, 1993, (the "First Amendment"), between Imperial Petroleum, Inc. (the "Company"), Glauber Management Company, a Texas corporation, ("Glauber Management"), Glauber Valve Co Inc., a Nebraska corporation, ("Glauber Valve"), Jeffrey T. Wilson ("Wilson"), James G. Borem ("Borem") and those persons listed on Exhibit A attached to the Stock Exchange Agreement and First Amendment (the "Ridgepointe Stockholders"); the Ridgepointe Stockholders agreed to exchange (the "Ridgepointe Exchange Transaction") a total of 12,560,730 shares of the common stock of Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), representing 100% of the issued and outstanding common stock of Ridgepointe, for a total of 12,560,730 newly issued shares of the Company's common stock, representing 59.59% of the Company's resulting issued and outstanding common stock. Under the terms of the Stock Exchange Agreement, (i) Wilson exchanged 5,200,000 shares of Ridgepointe common stock for 5,200,000 shares of the Company's common stock representing 24.67% of the Company's issued and outstanding common stock, (ii) Borem exchanged 1,500,000 shares of Ridgepointe common stock for 1,500,000 shares of the Company's common stock representing 7.12% of the Company's issued and outstanding common stock, and (iii) the remaining Ridgepointe Stockholders in the aggregate exchanged 5,860,730 shares of Ridgepointe common stock for 5,860,730 of the Company's issued and outstanding common stock, representing, in the aggregate, 27.81% of the Company's issued and outstanding common stock. The one for-one ratio of the number of shares of the Company's common stock exchanged for each share of Ridgepointe common stock was determined through arms length negotiations between the Company, Wilson and Borem.

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

Acquisition of Premier.  Pursuant to a Stock Exchange Agreement dated October 4,
-------------- ----------
1993 (the "Premier Stock Exchange Agreement"), between the Company and the holders of the issued and outstanding common stock of Premier Operating Company, a Texas corporation ("Premier") (such persons are sometimes referred to herein as the ("Premier Stockholders") The Premier Stockholders agreed to exchange (the "Premier Exchange Transaction") an aggregate of 749,000 shares of the common stock of Premier, consisting of 252,000 shares of Class A voting common stock and 497,000 shares of non-voting Class B common stock, representing 100% of the issued and outstanding common stock of Premier, for a total of 749,000 shares of newly issued shares of the Company's common stock representing 3.62% of the Company's resulting issued and outstanding common stock. The one-for-one ratio of the number of shares of the Company's common stock exchanged for each share of Premier common stock was determined through arms length negotiations between the Company and the Premier Stockholders.

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

On November 23, 1997, the Company completed the acquisition of an 80% interest in SilaQuartz Mining Company Ltd., a company owning mining rights to high-grade silica claims in Idaho. As one of a limited number of commercial deposits of high grade silica in the United States, the Company believes SilaQuartz will be able to secure a significant portion of the market for this material very rapidly. Under the terms of the SilaQuartz transaction, the Company issued 750,000 shares of its restricted common stock and 750,000 shares of the stock it owns in Wexford Technology, Inc. in exchange for the 80% interest. In addition the Company is obligated to provide $250,000 in loans to SilaQuartz to begin mining operations. To date the Company has funded approximately $72,500 of its commitment.

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

On June 28, 1998, the Company entered into a series of Agreements to sell unprocessed silica ore to Merrion Reinsurance Company Ltd. Under the terms of the Agreements, Imperial will deliver up to a total of 1 million tons of silica ore at $50.00 per ton to a processing site to be determined by the Company beginning in April 1999, subject to the construction of a processing plant. Merrion is required to pre-pay $50,000 per month of the silica purchase until delivery commences, at which time it is expected Imperial will process and sell silica products on behalf of Merrion and retain a certain portion of the proceeds against the purchase price. Imperial has the right to hold 55% of the equity of Merrion against the future payment for the silica as planned. Imperial has the right to delay delivery under the agreement until such time as a processing plant is constructed and operational.

On August 31, 1998, the Company entered into an agreement to acquire Oil City Petroleum, Inc., Tulsa-based oil and gas producer with energy reserves valued at about $6.5 million. Under the terms of the Agreement, the Company issued 1.94 million shares of its restricted common stock to the major shareholders of Oil City for a 90% ownership position. In addition, the Company issued a corporate guarantee to Bank One NA guaranteeing the repayment of the Oil City senior debt of approximately $1.1 million at closing and the Company will provide a subordinate loan of $975,000 to Oil City over a thirty six month period to assist in the payment of its senior debt. The acquisition has been approved by the Oil City Board and major shareholders and Bank One and the Company has delivered the shares and begun funding its monthly loan commitment in anticipation of the final closing expected during February 1999.

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

On October 22, 1998 the Company entered into a Joint Venture arrangement with Natural Resources Group Inc., a US corporation and Continental Resources Party Ltd., a South African company, to mine, extract and sell diamonds from claims and association claims controlled by Continental. Under the terms of the Agreement, Imperial will apply for financing from the Export-Import Bank or other sources to buy earth moving and other mining equipment to be exported to Continental and employed on behalf of the Joint Venture. Continental controls some 1200 acres of alluvial diamond claims and has operations in the Barkley West area, just northwest of Kimberly in the Republic of South Africa. The Joint Venture Manager has begun the permit application process and is awaiting export of equipment from Imperial. Imperial has applied, through a local U.S. equipment leasing company, with the Export-Import Bank and expects to receive an initial letter of commitment during February 1999. Initial mining activity is expected during the third quarter of fiscal 1999.



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

(3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of October 31, 1998, the Company had a total of 3 notes payable to individuals totaling $776,497, of which $676,497 was with its Chairman and President.



Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.
              ------------------------ -----------

                                    GENERAL
                                    -------

RESULTS OF OPERATIONS
------- -- ----------

The following is a discussion of the results of operations of the Company for the three months ended October 31, 1998. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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

While the acquisition of a controlling interest of SilaQuartz Mining Company Ltd. and the subsequent sale of unprocessed silica ore to Merrion results in the monthly receipt of advance revenue of $50,000, delivery of the silica ore is not anticipated until construction of a processing plant is completed and as such any payments received by Merrion are presently considered as deferred revenue for accounting purposes. Upon completion of the silica processing facility and the initiation of continuous mining activity, the value of various processed silica products will significantly influence the Company's quarterly results of operations.

As discussed previously, as of October 31, 1998, the Company had signed an agreement to acquire 90% control of Oil City Petroleum, Inc. and thereby return to the oil and natural gas business. Upon final closing of the acquisition scheduled for February 1999, the Company will begin to reflect revenue and expenses associated with Oil City's operations and as such will again be subject to fluctuations in energy prices.

Three Months Comparison
-----------------------

Quarter ended October 31, 1998 compared to Quarter ended October 31, 1997.
------- -----------------------------------------------------------------
Revenues for the three months ending October 31, 1998 were $31,088 compared to $0 for the comparable quarter ended October 31, 1997 and reflects revenue from the Company's sublease of office space and interest income on notes receivable from affiliates. Any future revenues will result from the start-up of mining operations.

Production and mining operating expenses were $0 for the quarter ended October 31, 1998 compared to $17,831 for the quarter ended October 31, 1997 and represent a decrease due to the cessation of operations of the pilot plant located at the Duke Mine at the completion of its test period. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine.

General and administrative costs decreased to $62,124 for the three months ending October 31, 1998 from $110,175 for the same period a year earlier and primarily reflects the decreased level of the Company's activity at its Duke Mine. G &A should continue to increase as the Company begins continuous mining operations and initiates a corporate public relations campaign.

The Company had an after-tax net income loss of $45,197 ($0.005 per share) for the quarter ended October 31, 1998 compared to a net gain of $30,990 ($0.006 per share) for the comparable quarter a year earlier. The net loss in income is attributable primarily to a lack of fees generated during the period ending October 31, 1998 from the FSI/Merrion program compared to the fees generated a year earlier for the same period of $158,996. The timing of FSI/Merrion's ability to utilize the financial products offered by this program result in wide fluctuations in the generation of these fees to the Company. The Company does not expect that this program will continue to generate fees for the Company and believes in the future it will need to rely entirely on its energy and mining ventures to generate income.


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

Presently the Company is active in several mining activities, which will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to each project on an annual basis and the timing of the development of each project. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, management believes the Company will need to raise capital from outside sources during fiscal 1999. While the Company has singed an agreement with Asset Capital LLC to provide adequate funding for its various activities, the Company has not yet begun receiving its funds related to that agreement and in fact Asset Capital is delinquent in its performance of the Agreement. While the company continues to monitor the progress of Asset

Capital in fulfilling its contract obligations and while Asset Capital's management remains optimistic it will be able to fund its agreement with the Company, there can be no assurance that the Asset Capital transaction will complete. The Company ahs determined that the financial ability of Asset Capital to perform, despite its earlier assurances to the contrary, is dependent upon other transactions it is attempting to complete and as such, the Company does not believe that litigation against Asset Capital would improve the Company's position or the likelihood of payment by Asset Capital. In the event that the funds from Asset Capital are not received or are not received timely or in the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

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

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal $676,497 as of October 31, 1998. These funds have been used to initiate the Company's mining activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At October 31, 1998, the Company had current assets of $167,991 and current liabilities of $1,535,978, which resulted in negative working capital of $1,367,987. The negative working capital position is comprised primarily of notes payable to shareholders and related parties totaling $776,497 and accrued salaries and expenses totaling $472,442. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 1999. The previously discussed transaction with Asset Capital, if successful, will provide the Company with sufficient funds to pursue its mining and other ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell certain of its assets to meet its obligations.



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

Item 2.    Changes in Securities .Not applicable.
           ------- -------------

Item 3.    Defaults Upon Senior Securities. Not applicable.
           --------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders . Reference is
           ---------------------------------------------------

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


                                                Imperial Petroleum, Inc.

                                                By: /s/ Jeffrey T. Wilson
                                                    ----------------------------
                                                    Jeffrey T. Wilson, President
                                                    and Chief Executive Officer



Dated:  February __, 1999