Form 10-Q
period 1999-01-31
IMPERIAL PETROLEUM INC
filed 1999-02-18
CIK 355356

                        SECURITIES EXCHANGE COMMISSION
                             Washington D.C 20549




  (Mark One)

                                   FORM 10-Q

     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended January 31, 1999
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from_____ to______

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


On January 31, l999, there were 8,930,250 shares of the Registrant's common stock issued and outstanding.

                           IMPERIAL PETROLEUM, INC.

                  Index to Form 10-Q for the Quarterly Period
                            Ended January 31, 1999

PART I - FINANCIAL INFORMATION


        Item 1.

Financial Statements.
---------------------
                                                                            Page
                                                                            ----

Consolidated Balance Sheets as of July 31, 1998 and January 31, 1999         4-5

Consolidated Statements of Operations for the three months and the six         6
Months ended January 31,1999 and 1998

Consolidated Statements of Cash Flows for the three and six months ended       7
January 31, 1999 and 1998



Notes to Consolidated Financial Statements                                     8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                        13


PART II - OTHER INFORMATION


        The information called for by Item 1. Legal Proceedings, Item 2.      18
        Changes in Securities, Item 3. Default Upon Senior Securities,
        Item 4. Submission of Matters to a Vote of Security Holders, Item 5. Other Information and Item 6. Exhibits and Reports on Form 8-K have been omitted as either inapplicable or because the answer thereto is negative.


SIGNATURES                                                                    19

                                    PART I

                             FINANCIAL INFORMATION

                           IMPERIAL PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEET
                         UNAUDITED - January 31, 1999

                                                                    31-Jan-99     31-Jul-98
                                                                    ---------     ---------
ASSETS
Current Assets
         Cash                                                      $    7,839   $   12,125
         Accounts Receivable -other                                   228,350       72,500
         Other current assets                                          92,920       92,920
                                                                   ----------   ----------
         Total                                                        329,109      177,545
                                                                   ----------   ----------

Property, Plant and Equipment

         Mining properties under development
         Mining claims, options and development
         costs                                                      1,032,934    1,032,934
         Mining and milling equipment                                  37,500       37,500
         Acquisition in progress                                      738,315      300,000
                                                                   ----------   ----------
         Net mining properties                                      1,808,749    1,370,434
                                                                   ----------   ----------

         Net property, plant and equipment                          1,808,749    1,370,434
                                                                   ----------   ----------

Other Assets
         Accounts receivable-related party                            601,000      401,000
         Investments--securities                                            0            0
                                                                   ----------   ----------
         Total other assets                                           601,000      401,000
                                                                   ----------   ----------

TOTAL ASSETS                                                       $2,738,858   $1,948,979
                                                                   ==========   ==========

                           IMPERIAL PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEET
                         UNAUDITED - January 31, 1999

                                                                       31-Jan-99    31-Jul-98
                                                                       ---------    ---------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
         Accounts payable                                             $   15,713   $   21,434
         Accounts payable-other                                           71,325       71,325
         Accrued expenses                                                522,053      428,579
         Unearned revenue                                                350,000       50,000
         Notes payable                                                   100,000      125,000
         Notes payable-related party                                     755,997      679,997
                                                                      ----------   ----------

         Total current liabilities                                     1,815,088    1,376,335
                                                                      ----------   ----------

Non-current
Liabilities
         Deferred income taxes                                                 0            0
         Notes payable, less current portion                                   0            0
                                                                      ----------   ----------

         Total non-current liabilities                                         0            0
                                                                                   ----------

Stockholder's Equity
         Common stock                                                     41,925       38,819
         Additional paid-in capital                                    3,893,628    3,458,419
         Treasury stock                                               -1,216,677   -1,216,677
         Retained earnings                                            -1,795,107   -1,707,917
         Unrealized loss on marketable securities                              0            0
                                                                      ----------   ----------

         Total stockholder's equity                                      923,769      572,644
                                                                      ----------   ----------

Total Liabilities and Stockholder's Equity                            $2,738,858   $1,948,979
                                                                      ----------   ----------

                           IMPERIAL PETROLEUM, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                    Three Months Ending             Six Months Ending
                                                  ------------------------       ------------------------
                                                    31-Jan-99      31-Jan-98         31-Jan-99      31-Jan-98
                                                    ---------      ---------         ---------      ---------

Operating Income:
         Oil and gas revenue                      $       --     $       --        $         0    $         0
                                                                                   -----------    -----------
         Management and fee income                     37,762              0            68,850              0
                                                  -----------    -----------       -----------    -----------

         Total operating income                        37,762              0            68,850              0

Operating Expenses:
         Oil and gas lease operations                       0              0                 0              0
         Dry Hole costs                                     0              0                 0              0
         Mining operating expense                           0              0                 0         17,831
         General and administrative expense            61,343         20,245           123,519        130,420
         Depreciation and depletion                         0              0                 0              0
                                                  -----------    -----------       -----------    -----------

         Total operating expense                       61,343         20,245           123,519        148,251
                                                  -----------    -----------       -----------    -----------

Income/Loss from operations                           -23,581        -20,245           -54,669       -148,251

Other Income/expense
         Interest expense                              18,360              0            32,521              0
         Gold certificate income-net                        0              0                 0        158,956
         Loss on marketable securities                      0              0                 0              0
         Loss on write-down of mining equipment             0              0                 0              0
         Gain/ loss on sale of assets                       0              0                 0              0
                                                  -----------    -----------       -----------    -----------

         Total other income/expense                    18,360              0            32,521        158,956
                                                  -----------    -----------       -----------    -----------

Net Loss Before Income Taxes                          -41,941        -20,245           -87,190         10,705
                                                  -----------    -----------       -----------    -----------

Provision for Income Taxes
         Current                                            0              0                 0              0
         Deferred                                           0              0                 0              0
                                                  -----------    -----------                      -----------
Total benefit from income taxes                             0              0                 0              0
                                                  -----------    -----------                      -----------

Net Income/Loss                                   $   (41,941)   $   (20,245)      $   (87,190)   $    10,705
                                                  -----------    -----------       -----------    -----------

Income/Loss per share                             $    (0.005)   $    (0.003)      $    (0.010)   $     0.002
                                                  -----------    -----------                      -----------

Weighted average shares outstanding                 8,930,250      6,384,801         8,930,250      5,811,304
                                                  -----------    -----------       -----------    -----------

                           IMPERIAL PETROLEUM, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                        Six Months Ending
                                                        -----------------
                                                       31-Jan-99 31-Jan-98
                                                       --------- ---------

Net cash provided by (used in) operations              -$145,993  -$41,795

Net cash provided by (used in) investing activities:
         Capital additions and property acquisitions          0   -657,000
         Dispositions                                         0          0
         Other                                          -75,000    -31,250
                                                       --------  ---------
         Total                                          -75,000   -688,250

Net cash provide by (used in) financing activities:
         Repurchase of common stock                           0          0
         Issuance of common stock                             0        750
         Deferred Revenue                               150,000
         Notes payable                                   77,500     75,000
         Notes payable-related party                          0          0
         Paid-In Capital                                      0    656,250
                                                       --------   --------
         Total                                          227,500    732,000

Increase (Decrease) in cash and equivalents               6,507      1,955
Cash and cash equivalents at beginning of period         -1,332     23,832
Cash and cash equivalents at end of period                7,839    -21,877


Supplemental disclosures of Cash Flow Information
                         Interest                             0          0
Cash paid during the period for:
                         Income taxes                         0          0

For the purposes of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION
---- -   --------- -----------

                           IMPERIAL PETROLEUM, INC.
                  Notes to Consolidated Financial Statements
                                   Unaudited
                               January  31, 1999



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

(3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of January 31, 1999, the Company had a total of 4 notes payable totaling $855,997, of which $755,997 was with its Chairman and President.






Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.
               ------------------------ -----------

                                    GENERAL
                                    -------

RESULTS OF OPERATIONS
------- -- ----------

The following is a discussion of the results of operations of the Company for the three months and six months ended January 31, 1999. The Company sold its oil and gas operations effective October 31, 1996 and as a result comparisons between quarters will reflect this change. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

Historically, the factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil, natural gas, copper and gold, (ii) the level of total sales volumes, (iii) the level of lease operating expenses, and (iv) the level of and interest rates on borrowings. The sales volumes from the Company's copper and gold mining operations are as yet insignificant, however, future results of operations are expected to be significantly affected by these factors. As a result of the sale of Premier Operating Company, the Company will not be reporting any revenues from oil and gas sales, until such time as it completes its Oil city Petroleum, Inc. acquisition next month.

Commodity prices for copper and gold continue to fluctuate. Until sustained sales are achieved in each commodity, price fluctuations will remain immaterial.

Three Months Comparison
-----------------------

Quarter ended January 31, 1999 compared to Quarter ended January 31, 1998.
------- -----------------------------------------------------------------
Revenues for the three months ending January 31, 1999 were $37,762 compared to $0 for the comparable quarter ended January 31, 1998 and represents income from management fees and the sublease of office space. Any future significant revenues will result from the start-up of mining operations.

Production and mining operating expenses were $0 for the quarter ended January 31, 1999 compared to $0 for the quarter ended January 31, 1998. The Company expects its operating expenses for mining operations to increase significantly upon the continuous operations on the Duke Gold Mine.

General and administrative costs were $61,343 for the three months ending January 31, 1999 and $20, 245 for the same period a year earlier. G&A expenses are considerably higher during this period due to travel and other expenses associated with the South African diamond Mining Joint Venture and due to
continued engineering and marketing expenses related to SilaQuartz.   G & A will
increase even more significantly as the Company begins mining continuous operations.

The Company had an after-tax net income loss of $41,941 ($0.005 per share) for the quarter ended January 31, 1999 compared to a net loss of $20,245 ($0.003 per share) for the comparable quarter a year earlier. The increased loss reflects higher G&A expenses for the quarter.

Six Months Comparison
---------------------

Six months ended January 31, 1999 compared to Six months ended January 31, 1998.
-------------------------------------------------------------------------------
Revenues for the six months ending January 31, 1999 were $68,850 compared to $0 for the comparable period ended January 31, 1998. The increase in revenues reflect the management fee income and the sublease certain of office space. Any significant future revenues will result from the start-up of mining operations on the Duke Gold Mine, the SilaQuartz silica mine and the Joint Venture in South Africa.

Production and mining operating expenses were $0 for the period ended January 31, 1999 compared to $17,831 for the period ended January 31, 1998. Mining expenses decreased from the prior period due to the closing of the Duke Gold Mine pilot operations. The Company expects its operating expenses for mining operations to increase significantly upon the continuous operations of its various mining projects.

General and administrative costs were $123,519 for the six months ending January 31, 1999 and $130,420 for the same period a year earlier and primarily reflects the increased level of the Company's activity in relation to the South African Joint Venture. G & A should increase significantly as the Company begins continuous mining operations and initiates a corporate public relations campaign.

The Company had an after-tax net income loss of $87,190 ($0.010 per share) for the six months ended January 31, 1999 compared to a net gain of $10,705 ($0.002 per share) for the comparable period a year earlier. The gain for the prior six month period was the result of the receipt of $158,956 in fee income from the program with FSI/Merrion. No fees were generated from that program in the six months ending January 31, 1999.


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

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal $755,997 as of January 31, 1999. These funds have been used to initiate the Company's mining activities and to begin fulfilling its obligations in respect to the Oil City Petroleum, Inc. acquisition. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At January 31, 1998, the Company had current assets of $329,109 and current liabilities of $1,815,088, which resulted in negative working capital of $1,485,979. The negative working capital position is comprised primarily of notes payable totaling $855,997 and accrued salaries and expenses totaling $522,052. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 1999. The previously discussed transaction with Asset Capital, if successful, will provide the Company with sufficient funds to pursue its mining and other ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell certain of its assets to meet its obligations.


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



Dated:  February __, 1999