Form 10-Q
period 1999-04-30
IMPERIAL PETROLEUM INC
filed 1999-06-28
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549






                                    FORM 10-Q

                            QUARTERLY REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                                For the Quarterly
                           Period Ended April 30, 1999
                           TRANSITION REPORT PURSUANT


                          Commission file number 0-9923



                            IMPERIAL PETROLEUM, INC.

             (Exact name of registrant as specified in its charter)





           Nevada                                             95-3386019
           ------                                             ----------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           identification No.)


100 NW Second Street
Suite 312
Evansville, Indiana                                                47708
                                                                 (Zip Code)

                         Registrant's telephone number,
                       including area code (812) 424-7948

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____



       On April 30, l999, there were 9,780,250 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                              Ended April 30, 1999


PART I - FINANCIAL INFORMATION


     Item 1.

Financial Statements.
                                                                           Page

Consolidated Balance Sheets as of July 31, 1998
and April 30, 1999                                                          4-5

Consolidated Statements of Operations for the three months
and the nine Months ended April 30,1999 and 1998.                            6

Consolidated Statements of Cash Flows for the three and
nine months ended April 30, 1999 and 1998.                                   7



Notes to Consolidated Financial Statements                                   8


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.                  14


PART II - OTHER INFORMATION


     The information called for by Item 1. Legal Proceedings,
     Item 2.Changes in Securities, Item 3. Default Upon Senior
     Securities, Item 4. Submission of Matters to a Vote of
     Security Holders, Item 5. Other Information and Item 6.
     Exhibits and Reports on Form 8-K have been omitted as
     either inapplicable or because the answer thereto is negative.         18


SIGNATURES                                                                  19

                                     PART I

                              FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                           UNAUDITED - April 30, 1999

                                                      30-Apr-99        31-Jul-98
ASSETS
Current Assets
       Cash                                          $   4,024          $12,125
       Accounts Receivable -other                      380,987           72,500
       Other current assets                             92,920           92,920
                                                        ------           ------
            Total                                      478,031          177,545
                                                       -------          -------

Property, Plant and Equipment

        Mining properties under development
        Mining claims, options and
        development costs                            1,032,934        1,032,934
        Mining and milling equipment                    37,500           37,500
        Acquisition in progress                        738,315          300,000
                                                       -------          -------
            Net mining properties                    1,808,749        1,370,434
                                                     ---------        ---------

        Net property, plant and equipment            1,808,749        1,370,434
                                                     ---------        ---------

Other Assets
        Accounts receivable-related party              626,000          401,000
        Other assets                                   130,000                0
                                                       -------                -
            Total other assets                         601,000          401,000
                                                       -------          -------

TOTAL ASSETS                                       $ 3,042,780     $  1,948,979
                                                   -----------     ------------

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                           UNAUDITED - April 30, 1999

                                                   30-Apr-99          31-Jul-98

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
       Accounts payable                              $13,042            $21,434
       Accounts payable-other                         71,325             71,325
       Accrued expenses                              574,390            428,579
       Unearned revenue                              500,000             50,000
       Notes payable                                 100,000            125,000
       Notes payable-related party                   777,997            679,997
                                                     -------            -------

            Total current liabilities              2,036,754          1,376,335
                                                   ---------          ---------


Non-current
Liabilities
       Deferred income taxes                               0                  0
       Notes payable, less current portion                 0                  0
                                                           -                  -

            Total non-current liabilities                  0                  0


Stockholder's Equity
       Common stock                                   61,925             38,819
       Additional paid-in capital                  4,003,628          3,458,419
       Treasury stock                             -1,216,677         -1,216,677
       Retained earnings                          -1,842,850         -1,707,917
       Unrealized loss on marketable securities            0                  0
                                                           -                  -

            Total stockholder's equity             1,006,026            572,644
                                                   ---------            -------

Total Liabilities and Stockholder's Equity       $ 3,042,780        $ 1,948,979
                                                 ------------   -   -----------

                             IMPERIAL PETROLEUM,INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                          Three Months           Nine Months
                                                Ending               Ending
                                       30-Apr-99 30-Apr-98  30-Apr-99 30-Apr-98

Operating Income:
       Oil and gas revenue                $    -      $  -         $0        $0
       Management and fee income          35,120         0    103,970         0
                                          ------         -    -------         -

            Total operating income        35,120         0    103,970         0

Operating Expenses:
       Oil and gas lease operations            0         0          0         0
       Dry Hole costs                          0         0          0         0
       Mining operating expense                0         0          0    17,831
       General and administrative expense 61,775    27,105    185,293   157,525
       Depreciation and depletion              0         0          0         0
                                               -         -          -         -

            Total operating expense       61,775    27,105    185,293   175,356
                                          ------    ------    -------   -------

Income/Loss from operations              -26,655   -27,105    -81,323  -175,356

Other Income/expense
       Interest expense                   21,088         0     53,609         0
       Gold certificate income-net             0         0          0   158,956
       Loss on marketable securities           0         0          0         0
       Loss on write-down of mining equipment  0         0          0         0
       Gain/ loss on sale of assets            0         0          0         0
                                               -         -          -         -

            Total other income/expense    21,088         0     53,609   158,956
                                          ------         -     ------   -------

Net Loss Before Income Taxes             -47,743   -27,105   -134,933   -16,400

Provision for Income Taxes
       Current                                 0         0          0         0
       Deferred                                0         0          0         0
                                               -         -          -         -
            Total benefit from income taxes    0         0          0         0
                                               -         -          -         -


Net Income/Loss                          (47,743)   (27,105)   (134,933)(16,400)
                                         --------  ---------   -----------------

Income/Loss per share                    ($0.005)  ($0.004)   ($0.015)   $0.003
                                         --------  --------   -------    ------

Weighted average shares
outstanding                            9,780,250 6,469,801  8,930,250 6,030,803
                                       --------- ---------  --------- ---------

                            IMPERIAL PETROLEUM, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                  UNAUDITED

                                                          Nine Months Ending
                                                      30-Apr-99       30-Apr-98

Net cash provided by (used in)operations              -$150,714        -$41,795

Net cash provided by (used in) investing activities:
       Capital additions and property acquisitions            0        -657,000
       Dispositions                                           0               0
       Other                                           -155,000          -31250
            Total                                      -155,000        -688,250

Net cash provide by (used in) financing activities:
       Repurchase of common stock                             0               0
       Issuance of common stock                          20,000             750
       Deferred Revenue                                 150,000
       Notes payable                                     22,000          75,000
       Notes payable-related party                            0               0
       Paid-In Capital                                  110,000         656,250
                                                        -------         -------
            Total                                       302,000         732,000

Increase (Decrease) in cash and equivalents              -3,714           1,955
Cash and cash equivalents at beginning of period         -7,839          23,832
Cash and cash equivalents at end of period                4,124         -21,877



Supplemental disclosures of Cash Flow Information

Cash paid
during the    Interest                                        0               0
period for:   Income taxes                                    0               0

For the purposes of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION


                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                 April 30, 1999



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

On August 31, 1998, the Company entered into an agreement to acquire Oil City Petroleum, Inc., Tulsa-based oil and gas producer with energy reserves valued at about $6.5 million. Under the terms of the Agreement, the Company issued 1.94 million shares of its restricted common stock to the major shareholders of Oil City for a 90% ownership position. In addition, the Company issued a corporate guarantee to Bank One NA guaranteeing the repayment of the Oil City senior debt of approximately $1.1 million at closing and the Company will provide a subordinate loan of $975,000 to Oil City over a thirty six month period to assist in the payment of its senior debt. The Company closed the acquisition of Oil City on April 20, 1999. The Company, during the closing of process for Oil City, began seeking additional acquisitions of oil and natural gas properties in exchange for Oil City common stock and received commitments under which Oil City would issue approximately an additional 5.5 million shares of its common stock. As a result of these individual property purchases for stock, the Company's ownership position in Oil City will decrease to approximately 66%.

On September 8, 1998 the Company entered into an Agreement to hypothecate for a period of 3.5 years a substantial amount of its in-ground gold reserves to Asset Capital LLC, a Colorado corporation, in exchange for the payment of a total of $65 million. Under the terms of the Agreement, the Company has the right to mine, extract and sell the gold recovered from the claims hypothecated during the period. In addition, Asset Capital, has the right to request the hypothecation of additional gold reserves through the payment of an additional $75 million. Asset Capital is delinquent under the terms of the Agreement in paying the Company, however, management of the Company continues to monitor the progress of Asset Capital and is expecting the initial payment from Asset Capital in February 1999. Under the terms of the Agreement the Company has the right to cancel the Agreement at any time for non-payment. The Company cancelled the Asset Capital agreement for non-payment in April 1999.

On October 22, 1998 the Company entered into a Joint Venture arrangement with Natural Resources Group Inc., a US corporation and Continental Resources Party Ltd., a South African company, to mine, extract and sell diamonds from claims and association claims controlled by Continental. Under the terms of the Agreement, Imperial will apply for financing from the Export-Import Bank or other sources to buy earth moving and other mining equipment to be exported to Continental and employed on behalf of the Joint Venture. Continental controls some 1200 acres of alluvial diamond claims and has operations in the Barkley West area, just northwest of Kimberly in the Republic of South Africa. The Joint Venture Manager has begun the permit application process and is awaiting export of equipment from Imperial. Imperial has applied, through a local U.S. equipment leasing company, with the Export-Import Bank and expects to receive an initial letter of commitment during June 1999. Initial mining activity is expected during the fourth quarter of fiscal 1999.



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

(3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of April 30, 1999, the Company had a total of 4 notes payable totaling $945,168, of which $834,568 was with its Chairman and President.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     GENERAL

RESULTS OF OPERATIONS

The following is a discussion of the results of operations of the Company for the three months and six months ended April 30, 1999. The Company sold its oil and gas operations effective October 31, 1996 and as a result comparisons between quarters will reflect this change. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

Historically, the factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil, natural gas, copper and gold, (ii) the level of total sales volumes, (iii) the level of lease operating expenses, and (iv) the level of and interest rates on borrowings. The sales volumes from the Company's copper and gold mining operations are as yet insignificant, however, future results of operations are expected to be significantly affected by these factors. As a result of the sale of Premier Operating Company, the Company has not been reporting any revenues from oil and gas sales. Due to the reduction in the Company's ownership immediately after the purchase of Oil City, the Company does not intend to consolidate Oil City's financials and as such will likely continue to not report any oil and natural gas revenues.

Commodity prices for copper and gold continue to fluctuate. Until sustained sales are achieved in each commodity, price fluctuations will remain immaterial.



Three Months Comparison

Quarter ended April 30, 1999 compared to Quarter ended April 30, 1998. Revenues for the three months ending April 30, 1999 were $35,120 compared to $0 for the comparable quarter ended April 30, 1998 and represents income from management fees and the sublease of office space. Any future significant revenues will result from the start-up of mining operations.

Production and mining operating expenses were $0 for the quarter ended April 30, 1999 compared to $0 for the quarter ended April 30, 1998. The Company expects its operating expenses for mining operations to increase significantly upon the continuous operations on the Duke Gold Mine.

General and administrative costs were $82,863 (including $21,088 in interest expense) for the three months ending April 30, 1999 and $27,105 for the same period a year earlier. G&A expenses are considerably higher during this period due to travel, due diligence and other expenses associated with the acquisition of Oil City due to continued engineering and marketing expenses related to SilaQuartz. G & A will increase even more significantly as the Company begins mining continuous operations.

The Company had an after-tax net income loss of $47,743 ($0.005 per share) for the quarter ended April 30, 1999 compared to a net loss of $27,105 ($0.004 per share) for the comparable quarter a year earlier. The increased loss reflects higher G&A expenses for the quarter.

Nine Months Comparison

Nine months ended April 30, 1999 compared to Nine months ended April 30, 1998. Revenues for the nine months ending April 30, 1999 were $103,970 compared to $0 for the comparable period ended April 30, 1998. The increase in revenues reflect the management fee income and the sublease certain of office space. Any significant future revenues will result from the start-up of mining operations on the Duke Gold Mine, the SilaQuartz silica mine and the Joint Venture in South Africa.

Production and mining operating expenses were $0 for the period ended April 30, 1999 compared to $17,831 for the period ended April 30, 1998. Mining expenses decreased from the prior period due to the closing of the Duke Gold Mine pilot operations. The Company expects its operating expenses for mining operations to increase significantly upon the continuous operations of its various mining projects.

General and administrative costs were $238,903 (including $53,609 in interest expense) for the six months ending April 30, 1999 and $157,525 for the same period a year earlier and primarily reflects the increased level of the Company's activity in relation to the Oil City acquisition. G & A should increase significantly as the Company begins continuous mining operations and initiates a corporate public relations campaign.

The Company had an after-tax net income loss of $134,933 ($0.015 per share) for the nine months ended April 30, 1999 compared to a net loss of $16,400 ($0.003 per share) for the comparable period a year earlier. The gain for the prior nine month period was the result of the receipt of $158,956 in fee income from the program with FSI/Merrion. No fees were generated from that program in the nine months ending April 30, 1999.


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

Presently the Company is active in several mining activities, which will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to each project on an annual basis and the timing of the development of each project. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, management believes the Company will need to raise capital from outside sources during fiscal 1999. The Company had signed an agreement with Asset Capital LLC in an effort to provide adequate funding for its various activities, however, Asset Capital LLC was unable to complete its transaction and fund its obligations to the Company. The Company is continuing to pursue other sources of capital. In the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

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

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal $834,568 as of April 30, 1999. These funds have been used to initiate the Company's mining activities and to begin fulfilling its obligations in respect to the Oil City Petroleum, Inc. acquisition. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At April 30, 1998, the Company had current assets of $478,031 and current liabilities of $2,036,754, which resulted in negative working capital of $1,558,723. The negative working capital position is comprised primarily of notes payable totaling $877,977 and accrued salaries and expenses totaling $574,390. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 1999. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell certain of its assets to meet its obligations.


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

                                     PART II

                                OTHER INFORMATION





Item 1.          Legal Proceedings. Not applicable.

Item 2.          Changes in Securities .Not applicable.

Item 3.          Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders Reference is made to the Proxy Solicitation Materials regarding the Annual Meeting of Shareholders dated November 21, 1996.

Item 5.          Other Information. Not applicable.

Item 6.          Exhibits and Reports on Form 8-K
                 (a)          Exhibits
                              Not applicable.

                 (b)          Current Report on Form 8-K

                 Reference is made to that certain Form 8-K filing dated April 20,1999 concerning the acquisition of Oil City Petroleum, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                           Imperial Petroleum, Inc.
                                           ------------------------

                                           By: /s/ Jeffrey T. Wilson
                                                  Jeffrey T. Wilson, President
                                                  and Chief Executive Officer





Dated:      June 25, 1999