Form 10-K
period 1999-07-31
IMPERIAL PETROLEUM INC
filed 2000-04-12
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549



                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                     ACT OF
                                      1934

                               For the fiscal year
                               ended July 31, 1999



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

        Securities registered pursuant to Section 12(b) of the Act: None.
           Securities registered pursuant to Section 13(g) of the Act:

                    Common Stock. $0.006 par value per share
                    ------ ----------------- ----- ---------
                                (Title of class)


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

On July 3l, l999, there were 11,528,230 shares of the Registrant's common stock issued and outstanding.

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates is $1,956,804. See Item5. Market for Registrant's Common Stock and Related Stockholder Matters.

                       Documents Incorporated by Reference

                                      NONE

                            IMPERIAL PETROLEUM, INC.

                                    FORM 10-K

                        FISCAL YEAR ENDED JULY 3 l, 1999
                                TABLE OF CONTENTS

                                     PART I

                                                                   Page

Item 1. Business                                                              1.

Item 2. Properties                                                            1.

Item 3. Legal Proceedings                                                    13.

Item 4. Submission of Matters to a Vote of Security Holders                  13.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters 14.

Item 6. Selected Financial Data                                              14.

Item 7. Management's Discussion and Analysis of Financial Condition
        And Results of Operations                                            14.

Item 8. Financial Statements and Supplementary Data                   F-1 toF-7.

Item 9. Changes In and Disagreements with Accountants on Accounting
        and Financial Disclosure                                             18.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant                  19.


Item 11. Executive Compensation                                              20.

Item 12. Security Ownership of Certain Beneficial Owners and Management      21.
 .
Item 13. Certain Relationships and Related Transactions                      21.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K    25.

         Signature                                                           26.

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

Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI"), Phoenix Metals, Inc., a Texas corporation ("Phoenix"), SilaQuartz Mining Company Ltd. ("SilaQuartz"), an Ohio Limited Liability Company. , and Oil City Petroleum, Inc. ("Oil City"), an Oklahoma corporation. Premier was sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998. The Company acquired 90% control of Oil City effective August 31, 1998.

The Company

Imperial Petroleum, Inc., a Nevada corporation ("the Company"), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and has diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company intends to utilize its oil and natural gas assets to support and enhance its mining activities. The Company expects to focus its future growth in both energy and mining ventures.

At July 31,1999, the Company had completed the acquisition of 90% control of Oil City Petroleum, Inc. a Tulsa, Oklahoma based energy producer and Oil City had subsequently sold its primary oil and gas assets to Comanche Energy, Inc. ("Comanche"). As a result, the Company became a significant shareholder in Comanche. The Company does not presently operate any oil and natural gas properties directly.
Historical Background

The Company was incorporated on January 16, 1981 and is the surviving member of a merger between itself, Imperial Petroleum, Inc., a Utah corporation incorporated on June 4, 1979 (" Imperial-Utah"), and Calico Exploration Corp., a Utah corporation incorporated on September 27, 1979 ("Calico"). The Company was reorganized under a Reorganization Agreement and Plan and Article of Merger dated August 31, 1981 resulting in the Company being domiciled in Nevada.

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

In February 1995 the Company agreed to participate with Financial Surety International Ltd. ("FSI") and Merrion Reinsurance Corp. ("Merrion") of London, England in a program to provide a financial instrument to be utilized for collateral enhancement in certain financial transactions. The basis for the collateral enhancement is the Company's in-ground gold reserves and a promissory note (certificate of deposit) for the delivery by the Company of specified volumes of refined gold at the end of the term of the note subject to payment to the Company (by the holder) for the gold to be delivered based upon the then current price of gold. The note is delivered into escrow to be held during its term and is insured against default by Merrion. The note is subject to annual renewal during the term by the payment of rental fees in advance on an annual basis to the insurance carrier and to the Company. The fees paid are non-refundable to the holder. Under its agreement with FSI, the Company has the right to terminate its participation at any time by providing written notice to FSI. Furthermore, the Company has the right to reject any requests for the issuance of certificates.

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

In July 1996, Ridgepointe acquired mining claims comprising 320 acres and referred to as the Duke Mine, in San Juan county, Utah from Paradox Basins Inc. for payment of $45,000 and the issuance of 600,000 shares of the Company's restricted common stock as well as the reservation of a 4.5% net smelter royalty in favor of the sellers. The Company conducted an extensive sampling and testing program in connection with the acquisition to quantify the economic viability of the placer mining project and to determine the optimal recovery process to be employed. Because of the nature of the placer gold, i.e. microscopic, the determination of the recovery process is paramount to a successful mining operation. The Company has conducted its tests utilizing the Cosmos Concentrator that is designed to improve recoveries over conventional equipment in operations where the recovery of microscopic free gold is important, such as the Duke Mine. A third party reserve report has confirmed the significant gold values associated with the Duke Mine claims. The Company acquired an additional 1,900 acres of claims contiguous to the original claim area and operated a pilot plant from September 1997 to November 1997. Since that time the Company has been seeking financing to install a full-scale operating facility.

The Company sold the stock of Premier Operating Company for $175,000 on November 1, 1996 (effective July 31, 1996) and retired its entire outstanding bank balance at Bank of Oklahoma with the proceeds. As a result of the sale, the company has substantially sold its oil and gas operations and properties.

The Company entered into an agreement to purchase certain assets and liabilities from LaTex Resources, Inc. ("LaTex") dated September 30, 1996 in connection with LaTex's merger with Alliance Resources Plc.. Included in the assets purchased were 5,000,000 shares of common stock of Wexford Technology, Inc. representing 32.3% of the issued and outstanding shares and a note payable to LaTex totaling $1,372,799; 3,798,730 shares (pre-split) of common stock of Imperial Petroleum, Inc. and a note payable to LaTex totaling $677,705; 5,000 shares of LaTex Resources International, Inc. common stock representing 100% of the issued and outstanding stock and a note payable to LaTex totaling $3,363,000; and 30,000 shares of Phoenix Metals, Inc. common stock representing 100 % of the issued and outstanding stock. The consideration paid to LaTex was 100,000 shares of LaTex stock, the assumption of liabilities associated with the various entities and an option under certain conditions for Alliance to reacquire the 50% of the sold assets and liabilities during an 18-month period. Closing occurred at the time of the LaTex/Alliance merger, on April 30, 1997. Alliance failed to exercise its option to re-purchase any of the assets.

On November 21, 1996 the Company's shareholders approved a one for six reverse split of the company's common stock. As a result the Company's issued and outstanding common shares were reduced to 5,237,807 as of that date.

On November 23, 1997, the Company completed the acquisition of an 80% interest in SilaQuartz Mining Company Ltd., a company owning mining rights to high-grade silica claims in Idaho. As one of a limited number of commercial deposits of high grade silica in the United States, the Company believes SilaQuartz will be able to secure a significant portion of the market for this material very rapidly. Under the terms of the SilaQuartz transaction, the Company issued 750,000 shares of its restricted common stock and 750,000 shares of the stock it owns in Wexford Technology, Inc. in exchange for the 80% interest. In addition the Company is obligated to provide $250,000 in loans to SilaQuartz to begin mining operations. To date the Company has funded approximately $62,500 of its commitment and has suspended further efforts in regards to SilaQuartz until marketing and financing arrangements are completed.

The Company unwound its acquisition of the UFO Mining Limited Partnership interest in the Lone Star Mine in November 1997 and retired a note payable to UFO Mining Limited Partnership of $1,000,000 and secured the return of 1,000,000 shares (pre-split) of its common stock from UFO Mining Limited Partnership in exchange for the Company's contribution of its Congress Mill Site Facility interests and equipment and its interests in the Lone Star Mine to a Mining Partnership managed by Zane Pasma. The Company retained a 5% carried interest in the partnership through the expenditure by the Partnership of the first $6.0 million towards the development of the Lone Star Mine. The Partnership began test mining on the Lone Star claims during 1998 and received disappointing results from recovery tests aimed at recovering platinum group metals from the ore. Future operations are presently suspended while the operator re-evaluates the results and seeks industry participation or other financing for the project.

On June 28, 1998, the Company entered into a series of Agreements to sell unprocessed silica ore to Merrion Reinsurance Company Ltd. Under the terms of the Agreements, Imperial will deliver up to a total of 1 million tons of silica ore at $50.00 per ton to a processing site in the St. Louis, Missouri area beginning in April 1999, subject to the construction of a processing plant. Merrion is required to pre-pay $50,000 per month of the silica purchase until delivery commences, at which time it is expected Imperial will process and sell silica products on behalf of Merrion and retain a certain portion of the proceeds against the purchase price. Imperial has the right to hold 55% of the equity of Merrion against the future payment for the silica as planned. Imperial has the right to delay delivery under the agreement until such time as a processing plant is constructed and operational and to designate the delivery location for the Merrion ore at the mine site. Merrion is delinquent in its payments to the Company, although revised terms are under negotiation.

On August 31, 1998, the Company entered into an agreement to acquire Oil City Petroleum, Inc., Tulsa-based oil and gas producer with energy reserves valued at about $6.5 million. Under the terms of the Agreement, the Company issued 1.95 million shares of its restricted common stock to the major shareholders of Oil City for a 90% ownership position. In addition, the Company issued a corporate guarantee to Bank One NA guaranteeing the repayment of the Oil City senior debt of approximately $1.1 million and the Company agreed to provide a subordinate loan of $975,000 to Oil City over a thirty six month period to assist in the payment of its senior debt. Upon closing the Oil City Acquisition, the Company assisted Oil City management in the acquisition of additional oil and natural gas producing property interests and in the subsequent sale of Oil city's primary asset, Double Eagle Petroleum Corporation to Comanche Energy, Inc. of Dallas, Texas. As a result of these transactions, the Company received 5,481,901 shares of restricted common stock of Comanche, (representing about 12.5% of Comanche) valued at the time of closing at $0.52 per share. The management of Oil City has assumed the management of Comanche.

On September 8, 1998 the Company entered into an Agreement to hypothecate for a period of 3.5 years a substantial amount of its in-ground gold reserves to Asset Capital LLC, a Colorado corporation, in exchange for the payment of a total of $65 million. Under the terms of the Agreement, the Company has the right to mine, extract and sell the gold recovered from the claims hypothecated during the period. In addition, Asset Capital, has the right to request the hypothecation of additional gold reserves through the payment of an additional $75 million. Asset Capital is delinquent under the terms of the Agreement in paying the Company, however, management of the company continues to monitor the progress of Asset Capital and is expecting the initial payment from Asset Capital in January 2000. Under the terms of the Agreement the Company has the right to cancel the Agreement at any time for non-payment and currently holds the physical certificate. The Company plans to use the capital provided by Asset Capital to fund the installation of facilities on its gold mining properties as well as other corporate purposes.

On October 22, 1998 the Company entered into a Joint Venture arrangement with Natural Resources Group Inc., a US corporation and Continental Resources Party Ltd., a South African company, to mine, extract and sell diamonds from claims and association claims controlled by Continental. Under the terms of the Agreement, Imperial applied for financing from the Export-Import Bank to buy earth moving and other mining equipment to be exported to Continental and employed on behalf of the Joint Venture. Continental controls some 1200 acres of alluvial diamond claims and has operations in the Barkley West area, just northwest of Kimberly in the Republic of South Africa. The Joint Venture Manager began the permit application process, however the parties were unable to locate an acceptable guarantor to obtain the project financing. The Company has withdrawn from the project.

In April 1999, the Company entered into an agreement to acquire the contract from Consulta Solutions to treat effluent materials to control odor and bacteria associated with the rendering of poultry products at the American Protein plant in Georgia. The Company issued 650,000 shares of its restricted common stock and three-year warrants to issue an additional 600,000 shares of common stock exercisable at $0.25 per to a management group consisting of three individuals. The Company utilized its dormant subsidiary, Phoenix Metals, Inc. as the business entity and began operations at the American Protein plant in Georgia under the name Imperial Environmental Company. At year-end, the Company had only received approximately $55,000 in revenue from the contract and had encountered problems with the implementation of its business plan due to internal management problems, lack of adequate working capital to fund expansion of the subsidiary and unanticipated competition from other vendors in this business. As a result, the Company has temporarily suspended its operations until sufficient working capital is available.

Subsequent Events

The Company has entered into negotiations with Asia Pacific Capital Corporation, a merchant banking firm located in Sydney, Australia, to provide project financing for its mining and energy projects in connection with an equity infusion. If completed under the present structure, Asia Pacific would acquire 20 million shares of the Company's restricted common stock in exchange for $12 million and a commitment to project finance up to $47 million of the Company's mining and energy projects. Asia Pacific has provided the Company with a loan commitment of $50 million to finance an oil and natural gas acquisition that is under review by the Company and expects to complete the equity infusion during April 2000. The Company expects to complete its negotiation with the seller of the oil and natural assets during April 2000 and if successful, expects to sign the loan commitment from Asia Pacific.

Business Strategy

The Company's business strategy has changed since the acquisition of Ridgepointe in August 1993. In the past the Company has used its oil and gas assets to provide the working capital necessary to expand and develop its mineral mining activities. The Company's emphasis on mining ventures reflects its belief that quality opportunities still exist in many areas of mineral mining for small mining companies. The Company anticipates using partnership or joint venture arrangements to avoid the large capital expenditures that can accompany certain mining ventures. By seeking out small high quality claims and operations in areas either by-passed or not yet occupied by major mining concerns, the Company expects to position itself to take advantage of future upswings in the demand for certain minerals such as gold, copper and platinum. The Company intends to seek out opportunities in other commodities, particularly in the energy business, that the Company believes may have the opportunity for a cyclical improvement in demand and price.

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

Reserves

     Mining

The following table sets forth estimates as of July 31, 1999 of the mineral reserves net to the Company's interest in each of the Company's claim groups as prepared by independent engineers and geologists and by the Company. These estimates are based upon extensive sampling and testing on the Company's properties and are based on assumptions the Company believes are reasonable regarding production costs, metallurgical recoveries and mineral prices. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company's control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgement. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and that plans for mining could be revised.

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

                               As of July 31.1999
                              Net Mineable Reserves


Claim Group Location  Acres  Gold Grade(oz/ton) Gold(oz) Silver(oz)  Copper(lbs)
----------- --------  -----  ------------------ -------- ----------  -----------
UFO Mine(l)       AZ    400      0                    0          0       600,000

Endless Glory(2)  AZ    160   0.24               67,400  1,626,000    17,660,000

Bear 1 & 2        AZ    320   0.06               31,250          0             0

Pa I & 2          AZ    320   0.09               34,320          0             0

Santa 1-22        AZ  3,280   0.05              255,000          0             0

Cal l & 2(3)      MT    320   0.07               85,000          0             0

Duke Mine         UT  2,240   0.10           4,883,750           0             0

                      -----                  ---------   ---------    ----------
Total                 7,040                  5,356,720   1,626,000    18,260,000

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



Principal Exploration and Development Projects: Mining ventures:

     United States

UFO Mine - Until the formation of the Joint Venture, subsequent to year end 1998, the Company operated the UFO Mine and Rumico Millsite located in Yavapai County, Arizona comprising some 400 acres of unpatented mining claims. The principal resource discovered to date is copper. Strip mining operations were initiated under a small miner's exemption July 1992 to verity the quality of the ore body and evaluate the economics of the mine. A limited core-drilling program was completed in March 1993 and a pilot operation was conducted using the millsite facilities to determine actual recoveries of copper As a result the Company has estimated the property's copper reserves at 12,000, 000 lbs. based upon an average grade of 3%. Working capital limitations had limited the Company's development of the mining property, in favor of other projects. And as a result, the Company entered into a Mining Joint Venture in November 1997, subsequent to year end. The property, was subject to an acquisition note with the former owners requiring the payment of $1,000,000. The note had been extended several times by the holder and the mining claims served as collateral for the note The Company negotiated a Mining Joint Venture with Mr. Zane Pasma in November 1997 that retired the note payable and secured the return of 1,000,000 shares of the Company's common stock (pre-split) for the assignment of the Company's interest in the Lone Star claims and a contribution of the Company's interest in the Congress Mill Site facility. The Company retained a 5% carried interest in the Mining Joint Venture through the initial $6.0 million spent by the Joint Venture to develop the property. Mr. Pasma manages the Mining Joint Venture and began initial operations in 1998. The results of initial recovery tests for platinum group metals was disappointing and the Joint Venture Manager suspended operations to seek an industry partner or other financing for the development of the copper and gold reserves known to exist on the claims. The Company does not expect any activity during the current fiscal year.

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

The Company expects to conduct additional tests on the placer and tailings material during the current fiscal year to determine if the material can be suitably recovered using the Cosmos concentrator equipment. The Company presently expects to utilize gravity separation methods to recover the precious metals, however additional testing may assist in defining the recovery method. The Company currently expects to spend approximately $25,000 on additional testing during the fourth quarter of the current fiscal year, subject to available capital. Feasibility studies and engineering design of recovery systems will be conducted pending the outcome of tests using the Cosmos Concentrator.

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

An extensive sampling and testing program indicates a total of approximately 505,000 tons of mineable placer material exists on the claims with an average grade of 0.06 ounces/ton of gold The Company expects to conduct a pilot operation using a portable Cosmos Concentrator unit during the fourth quarter of current fiscal year. It is estimated that the total cost of the pilot operation will not exceed $75,000 Feasibility and engineering design and the timing of installation of a full scale plant will be determined based on the results of the pilot operation.

PN 1 & 2 - The PN 1 & 2 property consists of 320 acres of unpatented mining claims located 20 miles northwest of Patagonia, Arizona in the Coronado National Forest of Santa Cruz County, Arizona. Access to the area is limited to four-wheel drive vehicles. Prior mining activity has occurred on the property in the Little Joker, St. Louis, Philadelphia, Armada, Lead King and Dragon Z mines all of which were productive of copper, lead, silver and gold. The Company presently anticipates reentering these old shafts and drifts to reestablish production. Sampling and testing at these sites yields mineable ore totaling
369,000 tons with an average grade of 0.09 ounces/ton of gold. In order to properly develop the property; the Company plans to initiate a core-drilling program to better define the mineralization at each site. It is expected that the core drilling program will cost approximately $300,000 and will be deferred capital is available to adequately test and develop the reserves.

Santa 1-22 - The claims comprising the Santa 1 through Santa 22 are located in the Patagonia area of Santa Cruz County; Arizona and encompass some 3,300 acres of unpatented mining claims. .Mining activity in the past has occurred at the Dixie, Joplin, Last Chance, Happy Jack and Mohawk mines that produced lead, copper, silver and gold. Mining in this area dates to 1879. Numerous tailings piles exist at these sites which can be processed for gold recovery. In addition the Company anticipates conducting a core drilling program to further define the mineralization on the lode mines. Because of the significant placer area available on these claims, the Company expects to conduct an extensive testing and sampling program during fiscal 2000 to determine the suitability of the Cosmos Concentrator to recovering gold in these areas. The sampling and testing which has been conducted to date at the various sites, including the tailings piles indicates a total of 4,320,000 tons of mineable ore with an average grade of 0.06 ounces/ton of gold. The Company expects to conduct its analysis of the placer material during the fourth quarter of fiscal 2000, subject to available capital, and anticipates the cost of the test program to be about $75,000. Core drilling to further define the lode mineralization will be delayed due to capital and manpower limitations.

Cal 1 & 2 - The Cal 1 & 2 property consists of 320 acres of unpatented mining claims located near the city of Butte, Montana. The property contains significant amounts of industrial quality garnet and sapphire as well as gold. The claims consist of placer material deposited by the California Creek and most, if not all of the previous mining in this area has been placer mining Based upon the sampling and testing program which has been conducted to date, the total mineable tonnage available is 2,555,000 tons with an average yield of
0.033 ounces/ton of gold, 5.5 lbs./ton of garnet and 0.12 lbs./ton of sapphire. The Company plans to conduct recovery tests utilizing the Cosmos concentrator when available capital and manpower are available to determine the suitability of this equipment for recovering gold from these placers. The estimated cost for the test is $55,000. The results of the test will determine the timing and cost of the recovery system installed to initiate full-scale operations.

Duke Mine - The primary focus of the Company during the past three years has been the testing and the implementation of operations on the Duke Mine located in San Juan County, Utah. The property comprises some 2,240 acres of unpatented mining claims in the Dry Valley Gold Claim area. Access to the property is excellent via blacktop roads adjacent to the claims. The property is located some 20 miles south of Moab, Utah. The primary mineralization at the Duke Mine occurs as microscopic g6ld located in very fine grain placer material. Sieve analysis of the sand indicates that about 71 % of the material are larger than 200 mesh. Recovery tests have been conducted on a grid sampling pattern throughout the claim area utilizing the Cosmos Concentrator and indicate an average recovery of 0.10 ounces/ton of free gold. Because of the nature of the placer material and in particular its size, mining and process recovery operations will be significantly simplified, thereby reducing costs. The company has, subsequent to its initial reserve report, conducted additional recovery tests utilizing other equipment in addition to the Cosmos Concentrator with similar results. Water is readily available, however, drilling is required.

The Company began production at the Duke Mine during the first quarter of fiscal 1998 on a pilot operation. A portable Cosmos Concentrator was purchased and was moved on site. Initial operations were conducted at rates of 20 tons per day and numerous tests were conducted. The Company spent approximately $185,000 to begin operations at this level and is operating under a small miner's permit exemption. Pilot plant results were encouraging despite mechanical start-up problems. Upon completion of its pilot tests, the Company suspended any further operations until construction of a full-scale modular facility can be completed. The facility is planned during the fourth quarter of the current fiscal year, subject to capital availability, permitting and construction schedules, at a cost of $5.0 million and with a capacity of 10,000 tons per day. The present claims owned by the Company contain approximately 48,837,500 tons of placer material. The Company anticipates obtaining additional claims in the vicinity of the Duke Mine to further enhance its mineral resource in this area. Presently there are 5 other companies active in the development of claims in the vicinity of the Duke Mine with operations being established by one of the groups some 6 miles east of the Company's pilot plant location. The Company believes that it will be successful in completing the financing during the current fiscal year to provide the necessary funds for construction of the plant.

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

SilaQuartz Mining Company Ltd.

The Company owns an 80% interest in and controls the operations of SilaQuartz Mining Company Ltd. which was formed to own a lease granted by Systems Integration Corporation (SIC) in and unto certain high grade silica mining claims located in Idaho. The claims comprise some 2,300 acres of high-grade silica ore with assay and spectrographic analysis resulting in a 98.5% average purity. SIC had previously provided ore estimates in excess of 2 billion tons of mineable reserves. The Company has not completed any independent reserve analyses to date. High purity silica is used in a number of industries, most notably flux for steel making, glass and electronics. Processing is required in many cases to further refine the silica ore through the removal of minor amounts of impurities in order to access markets that provide sufficient economic return to transport the material from its current location in Idaho to market. The Company is conducting engineering and marketing studies to determine the appropriate market to penetrate with its silica ore and to determine the level of processing required and the cost of a processing plant. It is expected that the Company will conclude its studies during the current year. Substantial capital will be required to construct a large scale processing facility and the Company's schedule will necessarily become dependent upon available capital.

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

Operational Hazards and Insurance

The operations of the Company are subject to all risks inherent in the exploration for and operation of mines and mining equipment, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of, drilling rigs and equipment, mines, producing facilities or other property or could result in personal injury, loss of life or pollution of the environment. Any such event could result in substantial expense to the Company which could have a material adverse effect upon the financial condition of the Company to the extent it is not fully insured against such risk The Company carries insurance against certain of these risks but, in accordance with standard industry practices, the Company is not fully insured for all risks either because such insurance is unavailable or because the Company elects not to obtain insurance coverage because of cost Although such operational risks and hazards may to some extent be minimized. no combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in mining operations.

Employees

The Company employs one person in its Evansville, Indiana office whose functions are associated with management, operations and accounting. The Company uses independent contractors to supervise its mining business.

Item 3. Legal Proceedings.

     None.


Item 4. Submission of Matters to a Vote of Security Holders.
        ------------- ------- ---- ---- -------------------

            None.

                                     PART II

Item 5. Market For Registrant's Common Stock; and Related Stockholder Matters

The Company's common stock is traded in the over-the-counter market. Since 1984 trading has been so limited and sporadic that it is not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Trading in the Company's shares resumed in September 1997 and at year-end July 31, 1999 the Company's stock was quoted at approximately $0.31 per share in sporadic trading. The approximate present bid price for the Company's common stock is $0. 125 per share and the approximate asked price is $0.43 per share.

No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

At July 31, 1999, there are approximately 597 holders of record of the Company's common stock.

Item 6. Selected Financial Data

                         1999       1998     1997      1996      1995      1994

Operating Revenue     115,244     60,000   15,955   105,630   114,667   296,641

Income (loss)from  (1,006,421)  (496,604)  (6,726) (388,089) (461,186) (306,397)
continuing operations

Net Income (loss)  (1,006,421)  (496,604)  (6,726) (276,424) (702,195) (307,397)

Net Income (loss)
per share               (0.10)     (0.08)    (0.0)   (.0.01)    (0.03)    (0.01)

Total Assets        1,947,939 1,948,979  722, 530 3,552,369 4,887,842 3,907,113

Stockholder's Equity  166,463   572,644    91,666 1,163,278 1,462,035 1,119,930

Cash Dividends Paid
per Common Share           0          0         0         0         0         0


Number of Outstanding
Shares(weighted) 9,627,006-6,138,819-13,357,111-24,927,938-24,026,841-21,180,958

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

Year ended July 31, 1999 compared to year ended July 31, 1998. Total revenues for the Company for the year ended July 31, 1999 were $115,244 compared to $60,000 for the year ended July 31, 1998 and reflects management fees as a result of the Company's subleases on its office space and the revenues associated with the Company's environmental subsidiary. The Company expects its revenues to remain marginal until it begins continuous operations on the Duke Mine planned for summer 2000 or until it completes an oil and natural gas acquisition.

Operating expenses for the year ended July 31, 1999 were $119,649 compared to $69,152 for the same period a year earlier and reflect the startup of operations in the environmental business during the current year in contrast to the operation of the company's pilot plant on the Duke Gold Mine during the first and second fiscal quarters of 1998. The company does not expect to incur substantial  operating  expenses  until  one  of  its  mining  operations  is in continuous operation. General and administrative expenses increased from $561,266 for the year ended July 31, 1998 to $839,393 for the year ended July 31, 1999 and reflects the expenses associated with the environmental business, the Duke Gold Mine pilot plant operation and funding of engineering and other overhead costs associated with the SilaQuartz silica mining project. The Company expects the level of its general and administrative expenses to remain high until advance studies and other planning is completed and the mines are in continuous operation.

The Company incurred a non-recurring charge against earnings of $1,329,474 during the year ended July 31, 1999 as a result of the write-down of its mining assets. As a result of the inactivity of the Company in the development of its mining properties during 1999, the Company's mining efforts no longer qualify as development stage activities under the accounting rules.

The Company incurred an after tax net loss of $1,0006,421 ($0.10 per share) for the year ended July 31, 1999 compared to an after tax net loss of $496,604 ($0.08 per share) for the prior year. The increase in the loss is a result of the write-down of the Company's mining claims of $1,329,474 and an increase in general and administrative expenses of $278,127 from the prior year. These increases were offset by the gain on the sale of the assets of Oil City during the year of $1,289,923. The Company does not expect to generate a profit until its mining operations are in continuous production.

Year ended July 31, 1998 compared to year ended July 31, 1997. Total revenues for the Company for the year ended July 31, 1998 were $60,000 compared to $15,955 for the year ended July 31, 1997 and reflects management fees as a result of the Company's subleases on its office space. The Company expects its revenues to remain marginal until it begins continuous operations either on the Duke Mine planned for summer 2000 or the SilaQuartz Idaho mine expected to begin in summer of 2001.

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

Year ended July 31, 1997 compared to year ended July 31, 1996. Total revenues for the Company for the year ended July 31, 1997 were $15,955 compared to $105,630 for the year ended July 31, 1996. The decrease in revenues reflect the sale of Premier Operating Company during the first quarter of 1997. The Company expects to begin reporting revenues from its operation of the Duke Gold Mine during the summer of 2000.

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

Presently the Company is active in several mining activities, which will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to each project on an annual basis and the timing of the development of each project. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, management believes the Company will need to raise capital from outside sources during fiscal 2000. While the Company has signed an agreement with Asset Capital LLC that would provide adequate funding for its various activities, the Company has not yet begun receiving its funds related to that agreement and in fact Asset Capital is delinquent in its performance of the Agreement. The Company continues to monitor the progress of Asset Capital in fulfilling its contract obligations and while Asset Capital's management remains optimistic it will be able to fund its agreement with the Company, there can be no assurance that the Asset Capital transaction will complete.

The Company has entered into negotiations with Asia Pacific Capital Corporation, a merchant banking firm headquartered in Sydney, Australia, to provide an equity infusion of $12 million in connection with project financing of up to $47 million. Asia Pacific has provided a firm loan commitment to the Company of $50 million to finance an oil and natural gas acquisition that the Company is attempting to negotiate. The principals of Asia Pacific have indicated funding of the equity infusion should occur in April 2000. No agreements have been signed between the Company and Asia Pacific yet. If the transaction completes, Asia Pacific would become the Company's principal shareholder. There can be no assurance that Asia Pacific will complete the equity purchase and, absent the equity purchase, would remain interested in providing the financing under the terms of its financing commitment.

As a result of the acquisition of control of Oil City and the subsequent sale of Oil City's assets to Comanche, the Company owns 5,481,901 shares of the restricted common stock of Comanche. At current market prices those shares are valued at approximately $1.2 million. The Company expects to use the Comanche shares as collateral in seeking a working capital loan to initiate operations at the Duke Gold Mine or in the pursuit of oil and gas acquisitions. The shares owned by the Company in Comanche are restricted from sale under Rule 144 of the Securities Act, and as such there can be no assurance that a bank will accept the shares as collateral or that sufficient borrowing capacity can be obtained to allow operations to begin.

The Company intends to continue to pursue each of the above transactions in an effort to finance its operations, however, in the event that the funds from Asset Capital or Asia Pacific are not received or are not received timely or in the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

Although the timing of expenditures for the Company's mining activities are distributed over several months, the Company anticipates its current working capital will be insufficient to meet its capital expenditures. Furthermore, since the fees generated from the Company's participation in the program with FSI/Merrion are unpredictable in both timing and magnitude and because there can be no assurance that FSI/Merrion will continue to be able to market its product, the Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining companies. While the Company has sold, subject to certain conditions, unprocessed silica ore in an effort to provide working capital funds to complete the various engineering and marketing studies required prior to the construction of a processing plant, Merrion is currently delinquent in its payments. The Company believes it will need to access outside capital in order to construct the facilities necessary to begin profitable operations. There can be no assurance that the Company will be successful in its efforts to locate outside capital or that the funds to be provided by Asset Capital or Asia Pacific will be received timely, if at all, and as a result the level of the Company's planned mining activities may need to be curtailed, deferred or abandoned entirely. The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of and mining activity achieved by the Company. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels and that additional funds will be required.

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal and accrued interest $807,012 as of July 31, 1999. These funds have been used to initiate the Company's mining activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At July 31, 1999, the Company had current assets of $65,379 and current liabilities of $1,484,035, which resulted in negative working capital of $1,418,656. The negative working capital position is comprised primarily of notes payable to shareholders and related parties totaling $884,497, accrued salaries and expenses totaling $558,487. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2000. The previously discussed transactions with Asset Capital and Asia Pacific, if successful, will provide the Company with sufficient funds to pursue its mining and other ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell certain of its assets to meet its obligations.

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

Item 8. Financial Statements and Supplementary Data.

                    Audited Financial Statements of Imperial

Petroleum, Inc.

Independent Auditor's Report.................................................F-1

Consolidated Balance Sheets as of July 31, 1999 and 1998...................  F-2

Consolidated Statements of Operations for the years ended
July 31, 1999, 1998 and 1997.................................................F-3

Consolidated Statements of Stockholder's Equity for the years
Ended July 31, 1999, 1998 and 1997.......................................... F-4

Consolidated Statements of Cash flows for the years ended
July 31, 1999, 1998 and 1997...............................................  F-5

Notes to Consolidated Financial Statements...................................F-7

Item9. Changes in and Disagreements with Accountants on Accounting
             And Financial Disclosure.

             Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

Directors and Executive Officers

The following table sets forth certain information regarding the directors, executive officers and key employees of the Company.

Name                            Age                     Position

Jeffrey T. Wilson               46         Director, Chairman of the Board,
                                           President and Chief Executive Officer

Malcolm W. Henley               48                      Director

Stacey D. Smethers              31                      Director, Secretary


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

Malcolm W. Henley has been a Director of the Company since May 1996. Mr. Henley was a Director and Vice President of LaTex Resources, Inc., an affiliate of the Company and was founder of Enpro, Inc. a crude oil and natural gas marketing subsidiary of LaTex. Mr. Henley's prior experience includes Manager of Operations for Champlin Pipeline Company from 1976 to 1979 and Continental Oil Company from 1975-1976. Mr. Henley has a Bachelor of Arts Degree in Business Administration from Oklahoma State University and an Associate Degree in Petroleum Land Technology from Tulsa Junior College.

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

Based upon a review of From 3, 4 and 5 filings made by the Company's officers and directors during the past fiscal year ended July 31, 1999 under Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

Item 11. Executive Compensation.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company's Chairman of the Board, President and Chief Executive
Officer and (2) other compensation paid to officers and directors of the Company. Except as provided in the table below, during the three fiscal years ended July 31, 1999, 1998 and 1997 (I) no restricted stock awards were granted,
(ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

The Company began accruing salary due to Jeffrey T. Wilson in January 1994. To date no actual salary payments have been made to Mr. Wilson.



                           SUMMARY COMPENSATION TABLE

                     Annual Compensation                        Long Term Awards
                                                                    Warrants



Name                    Year          Salary          Bonus           # shares

Jeffrey T. Wilson       1999       $ 125,000
                        1998       $ 100,000
                        1997       $ 100,000                          250,000(1)


Malcolm W. Henley       1999
                        1998
                        1997                                          250,000(1)
--

Stacey D. Smethers      1999
                        1998
                        1997                                           50,000(1)



None of the executive officers listed received perquisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officers. (1) The exercise price of the warrants is $0.25 per share with a term of three years from October 9, 1997.



Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of July 31, 1999, the Company has 11,528,230 issued and outstanding shares of common stock. The following table sets forth, as of July 31, 1999, the number and percentage of shares of common stock of the Company owned beneficially by
(I) each director of the Company,  (ii) each  executive  officer of the Company,
(iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company's common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31,1999, the Company had approximately 597 holders of common stock of record.

                                     Number of Shares
Name of Beneficial Owner           Beneficially Owned           Percent of Class

Jeffrey T. Wilson (1)                       2,012,501                 17.5%

Malcolm W. Henley (2)                          33,334                  0.3%

Stacey D. Smethers (3)                          1,667                  0.0%

James G. Borem(4)                             349,118                  3.0%

W. J. Weaver, Jr.(5)                          200,000                  1.7%

A. D. Phillips(5)                             200,000                  1.7%

Fred J. Griffin(5)                            200,000                  1.7%

All officers and directors as a
Group (7 people)                            2,996,620                 26.0%

Edmund J. Kwiecien, Jr. (6)                   750,000                  6.5%

Silver Petroleum, Inc. (7)                    584,563                  5.1%

Total officers, directors and
5% shareholders                             4,331,183                 37.6%


(1) The mailing address of Mr. Wilson is 100 NW Second Street, Suite 312, Evansville, Indiana 47708. Does not include 150,000 shares owned by HN Corporation, owned by Mr. Wilson's wife or 50,000 shares held in Trust by Old National Bank for Mr. Wilson's children.

(2) The mailing address of Mr. Henley is 4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma 74135.

(3) The mailing address of Stacey D. Smethers is 4813 Rustic Road, Sand Springs, Oklahoma 74063.

(4) Mr. Borem is President of Oil City Petroleum, Inc., a 90% owned subsidiary of the Company. Mr. Borem's mailing address is PO Box 35286, Tulsa, OK 74153-0286.

(5) Mssrs. Weaver, Phillips and Griffin are officers of Imperial Environmental Company, a 100% wholly-owned subsidiary of the Company. The mailing address for each is PO Box 20191, Evansville, IN 47708.

(6) The mailing address of Mr. Kwiecien is 13601 Royalton Road, Strongsville, Ohio 44136. Mr. Kwiecien resigned as a Director of the Company.

(7) The mailing address of Silver Petroleum, Inc. is PO Box 476, Bluffton, IN 47614.


Item 13. Certain Relationships and Related Transactions.

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $807,012 in principal and accrued interest as of July 31, 1999.

HN Corporation, a private retail company owned by Mr. Wilson and his wife, has made unsecured loans to the Company which total $112,858 in principal and accrued interest as of July 31, 1999.

The Company has made unsecured loans to Wexford Technology, Inc., an affiliate of the Company, of $515,385 as of July 31, 1999.

The Company has made loans to SilaQuartz Mining Company, an 80% owned subsidiary, as of July 31, 1999 that total $83,220.

Imperial leases office space and office services, including telephones, copiers, and office supplies at its headquarters office to Wexford and RealAmerica at the rate of $2,500 per month to each Company and to HN Corporation at the rate of $500 per month. As of July 31, 1999, Wexford owed Imperial $30,000 in accrued office expenses and RealAmerica owed Imperial a total of $22,500 in unpaid office space rent.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ---------------------------------------------------------------

(a) Financial Statements (See Item 8. Financial Statements and Supplementary Data):

                      Financial Statements of Imperial Petroleum, Inc.

                      Reports of Independent Public Accountants; Consolidated Balance Sheets as of July 31, 1999 and 1998; Consolidated Statements of Operations for the years ended July 31,1999, 1998, and 1997;

                      Consolidated Statements of Stockholder Equity for the years ended July 31, 1999, 1998, and 1997;

                      Consolidated Statements of Cash Flows for the years ended July 31, 1999, 1998, and 1997;

                      Notes to Consolidated Financial Statements.

                      Supplemental Financial Information

                     Schedule II -Amounts Receivable from Related Parties. Other Schedules are omitted as they are not required.

(b)                    Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal year ended July 31, 1999.

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

9           Voting Trust Agreement. Not applicable.

10.1 Letter Agreement between I.B. Energy, Inc. and Bank of Oklahoma, N.A. dated July 9, 1992.

10.2        Promissory Note in the principal sum of  $395,000 by and between lB.
Energy, Inc. and Sank of Oklahoma, N.A. dated July 9,1992.

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

10.4 Guaranty Agreement by and between James G. Borem, Patricia Borem and Bank of Oklahoma, N.A. dated July 9, 1992.

10.5        Guaranty  Agreement  by  and  between  Jeffrey T. Wilson, Annalee C.
Wilson and Bank of Oklahoma, N.A. dated July 9, 1992.

10.6        Letter Agreement between I.B.Energy, Inc. and Bank of Oklahoma, N.A.
dated July 9,1992.

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

                                     Imperial Petroleum, Inc.
Date: January ____, 2000             /s/  Jeffrey T. Wilson
                                     ----------------------
                                     Jeffrey T. Wilson, President
                                     and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                    Title                               Date


/s/  Jeffrey T. Wilson       President and Chief Executive      January __, 2000
----------------------       Officer (Principal Executive
Jeffrey T. Wilson            Officer) and Director

                       Consolidated Financial Statements

                   IMPERIAL PETROLEUM, INC. and SUBSIDIARIES

                          July 31, 1999, 1998 and 1997

                            IMPERIAL PETROLEUM, INC.

                                       and

                                  SUBSIDIARIES

                                  CONSOLIDATED

                              FINANCIAL STATEMENTS

                          AS OF JULY 31, 1999 and 1998

                                       and

                               FOR THE YEARS ENDED

                          JULY 31, 1999, 1998 and 1997

                                       and

                          INDEPENDENT AUDITOR?S REPORT

                            IMPERIAL PETROLEUM, INC.

                          July 31, 1999, 1998, and 1997




                          T A B L E O F C O N T E N T S
                          -----------------------------


                                                                          Page

Independent Auditor?s Report

Consolidated Financial Statements:

  Consolidated Balance Sheets                                                2

  Consolidated Statements of Operations                                      3

  Consolidated Statements of Stockholders' Equity                            4

  Consolidated Statements of Cash Flows                                    5-6

  Notes to Consolidated Financial Statements                               7-33

                          INDEPENDENT AUDITOR?S REPORT

Board of Directors
Imperial Petroleum, Inc.
Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 1999 and 1998 and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended July 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and substantial working capital deficiencies. These factors raise substantial doubt about its ability to continue as a going concern. Further, there can be no assurance, assuming the Company successfully raises additional funds, that it will be able to economically recover the value of its mining claims or achieve profitability. Management?s plans in regard to these matters are also described in Note 1 to the financial statements.

                          BRISCOE, BURKE & GRIGSBY LLP
                          Certified Public Accountants

                                 March 29, 2000
Tulsa, Oklahoma

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                           Consolidated Balance Sheets

                             July 31, 1999 and 1998

ASSETS                                                      1999          1998
                                                        ------------  ----------
Current assets:

Cash                                                   $  1,415         $ 12,125
Accounts receivable - other                               3,000           72,500
Inventories (Note 2)                                     60,964             --
Other current assets                                       --             92,920
                                                       --------         --------

  Total current assets                                   65,379          177,545
                                                       --------         --------





Property, plant and equipment

(Notes 1, 2, and 4):
 Mining claims, options and
   development costs less impairment                      41,760       1,032,934
 Equipment                                                 5,166          37,500
    Acquisition in progress (Note 19)                       --           300,000
                                                       ---------       ---------

                                                          46,926       1,370,434

Less: accumulated depreciation                               369            --

Net property, plant and equipment                         46,557       1,370,434
                                                       ---------       ---------


Other assets:

  Accounts receivable - related party
  (Note 3)                                                     -         401,000
          Intangibles - net (Note 12)                     81,794            --
Investments - securities
    (Notes 2, 13 and 24)                               1,754,209            --
                                                      ----------      ----------

     Total other assets                                1,836,003         401,000
                                                      ----------      ----------

     TOTAL ASSETS                                     $1,947,939      $1,948,979
                                                      ==========      ==========

LIABILITIES and STOCKHOLDERS' EQUITY                      1999           1998
Current liabilities:
  Accounts payable                                   $   41,051       $   21,434
  Accounts payable - other                                 --             71,325
  Accrued expenses (Note 23)                            558,487          428,579
  Unearned revenue (Note 22)                               --             50,000
     Notes payable (Note 6)                             187,500          125,000
     Notes payable - related parties
    (Note 7)                                            696,997          679,997
    Total current liabilities                         1,484,035        1,376,335

Noncurrent liabilities:
   Unearned revenue - noncurrent
                   (Note 12)                             297,441           --
       Deferred income taxes (Note 5)                       --             --

     Total noncurrent liabilities                        297,441           --

   Stockholders? equity:
           Common stock of $0.006 par value
     Authorized 50,000,000 shares;
     11,528,230 issued in 1999 and
     6,469,801 shares in 1998                             69,170         38,819
   Paid-in capital                                     4,350,476      3,458,419
      Accumulated deficit                             (2,714,338)    (1,707,917)
Accumulated other comprehensive
     income                                           (70,168)             --
Treasury stock, at cost (1,652,290
     shares in 1999 and 152,290
     shares in 1998)                               (1,468,677)       (1,216,677)


   Total stockholders equity                          166,463           572,644

   Commitments and contingencies

     (Note 9)                                            --                --

        TOTAL LIABILITIES and
        STOCKHOLDERS' EQUITY                      $ 1,947,939       $ 1,948,979


The accompanying notes are an integral part of these consolidated financial statements.
                                      -2-

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                      Consolidated Statements of Operations

                For the Years Ended July 31, 1999, 1998 and 1997

                                              1999          1998          1997
                                            ------------  ------------  --------
Operating income:

  Oil and gas revenue                  $          -  $          -  $     15,955
  Management fees                                 -        60,000             -
  Environmental service revenues             53,744             -             -
  Rents                                      61,500             -             -
                                        ------------  ------------  ------------

    Total operating income                  115,244        60,000        15,955
                                        ------------  ------------  ------------

Operating expenses:

  Cost of goods sold                        110,529             -             -
  Oil and gas lease operating expense             -             -         7,389
  Mining lease operating expense              9,120        69,152        24,510
  Impairment loss (Note 4)                1,329,474             -             -
  General and administrative expenses       839,393       561,266        93,433
  Depreciation, depletion and
  amortization (Note 2)                       9,775             -         6,857
                                        ------------  ------------  ------------

    Total operating expenses              2,298,291       630,418       132,189
                                       ------------  ------------  ------------

Loss from operations                     (2,183,047)     (570,418)     (116,234)
Other income and (expense):

  Interest expense                         (113,297)      (76,915)      (19,478)
  Interest income                                 -        38,921             -
  Gold certificate income - net (Note 16)         -       188,996        91,521
  Loss on write-down of mining
  equipment (Note 15)                             -             -      (797,786)
  Loss on write-down of securities                -       (77,188)            -
  Gain on extinguishment of debt                  -             -       775,211
  Gain (loss) on sale
  of assets (Note 21)                     1,289,923             -        60,040
                                        ------------  ------------  ------------

Net loss before income taxes             (1,006,421)     (496,604)       (6,726)
                                        ------------  ------------  ------------

Provision for income taxes:  (Note 5)

  Current                                    80,763             -             -
  Deferred                                  (80,763)            -             -
                                        ------------  ------------  ------------

    Total benefit from income taxes               -             -             -
                                        ------------  ------------  ------------

Net loss                               $ (1,006,421) $   (496,604) $     (6,726)
                                        ============  ============  ============

Loss per share (Note 2)                $       (.10) $       (.08) $          -
                                        ============  ============  ============

Weighted average shares outstanding       9,627,006     6,138,819    13,357,111
                                        ============  ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                Consolidated Statements of Stockholders' Equity

               For the Years Ended July 31, 1999, 1998, and 1997




                                        Common Stock         Additional                     Other                          Total
                                   ----------------------
                                                   Par        Paid-In        Retained    Comprehensive     Treasury     Stockholders
                                    Shares       Value       Capital          Deficit      Income            Stock         Equity
                                  ----------  ----------  -------------  -------------  -------------  -------------  -------------
Balances at July 31, 1996         31,426,841  $   31,427  $   2,472,959  $ (1,204,587) $     (16,208)  $    (120,313) $   1,163,278

Reverse split (Note 18)          (26,188,677)          -              -              -              -              -              -
Receipt of Treasury stock
(Notes 17 and 19)                          -           -              -              -         16,208     (1,096,364)    (1,080,156)
Stock issued for mining properties
  and equipment                       45,000         272         14,998              -              -              -         15,270
Net loss for the period                    -           -              -         (6,726)             -              -         (6,726)
                                 ------------  ----------  -------------  -------------  -------------  -------------  -------------

Balances at July 31, 1997          5,283,164      31,699      2,487,957     (1,211,313)             -     (1,216,677)        91,666


Stock issued for services            173,575       1,040         87,050              -              -              -         88,090
Stock issued for mining
  properties and equipment           860,000       5,160        782,340              -              -              -        787,500
Stock issued to pay off debt         153,062         920        101,072              -              -              -        101,992
Net loss for the period                    -           -              -       (496,604)             -              -       (496,604)
                                 ------------  ----------  -------------  -------------  -------------  -------------  -------------

Balances at July 31, 1998          6,469,801      38,819      3,458,419     (1,707,917)             -     (1,216,677)       572,644

Treasury stock issued in
contemplation                      1,500,000       9,000        243,000              -              -       (252,000)             -
Stock issued for services          1,036,163       6,217        162,937              -              -              -        169,154
Stock issued for equity
securities (Note 21)               1,972,266      11,834        382,620              -              -              -        394,454
Stock issued to pay off
debt (Note 6)                        550,000       3,300        103,500              -              -              -        106,800
Unrealized loss on equity
securities (Note 13)                       -           -              -              -        (70,168)             -        (70,168)
Net loss for the period                    -           -              -     (1,006,421)             -              -     (1,006,421)
                                 ------------  ----------  -------------  -------------  -------------  -------------  -------------

Balances at July 31, 1999         11,528,230  $   69,170  $   4,350,476  $  (2,714,338) $     (70,168) $  (1,468,677) $     166,463
                                 ============  ==========  =============  =============  =============  =============  =============




The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

               For the Years Ended July 31, 1999, 1998 and 1997


                                                                                       1999          1998        1997
                                                                                   ------------  ------------  --------

Cash flows from operating activities:

  Historical net loss                                                         $ (1,006,421) $   (496,604) $     (6,726)
  Adjustments to reconcile net loss to net cash
        provided by operating activities:

    Depreciation, depletion and amortization                                         9,775             -         6,857
    Expenses paid with common stock                                                188,455       115,164             -
    Impairments                                                                  1,329,474             -             -
    Gain on sale                                                                (1,429,922)            -             -
    Write-offs                                                                     495,095             -             -
    Realized loss on marketable securities                                               -        77,188             -
    (Increase) Decrease in accounts receivable - oil and gas                             -             -        15,673
    (Increase) Decrease in accounts receivable - other                              (3,000)      (72,500)            -
    (Increase) Decrease in accounts receivable - related party                           -      (353,695)      (37,429)
    (Increase) Decrease in inventories                                             (60,964)            -             -
    (Increase) Decrease in other current assets                                          -       (78,920)      (12,850)
    (Increase) Decrease in other assets                                            (91,200)            -            75
    Increase (Decrease) in accounts payable                                         19,617       (39,321)       11,493
    Increase (Decrease) in accounts payable - other                                      -        61,025        66,500
    Increase (Decrease) in accrued expenses                                        216,607       198,225       (21,881)
    Increase (Decrease) in unearned revenue                                        247,441        50,000        (3,550)
                                                                                ------------  ------------  ------------

      Net cash used for operating activities                                       (85,043)     (539,438)       18,162
                                                                                ------------  ------------  ------------


Cash flows from investing activities:

  Mining options, properties and equipment  - net                                        -             -      (105,832)
  Oil and gas properties and equipment sold                                              -             -       112,865
  Purchases of equipment                                                            (5,167)            -             -
  (Increase) Decrease in investment                                                      -             -         2,445
                                                                               ------------  ------------  ------------

    Net cash used for investing activities                                    $     (5,167) $          -  $      9,478
                                                                               ------------  ------------  ------------




The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

               For the Years Ended July 31, 1999, 1998 and 1997

                                                                                       1999          1998          1997
                                                                                   ------------  ------------  --------
Cash flows from financing activities:
  Increase (Decrease) in notes payable                                         $     62,500  $    125,000  $   (139,817)
  Increase (Decrease) in notes payable - related parties                             17,000       425,460       104,239
                                                                                   ------------  ------------  ------------

    Net cash provided by financing activities                                        79,500       550,460       (35,578)
                                                                                   ------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents                                (10,710)       11,022        (7,938)

Cash and cash equivalents at beginning of year                                       12,125         1,103         9,041
                                                                                ------------  ------------  ------------

Cash and cash equivalents at end of year                                       $      1,415  $     12,125  $      1,103
                                                                                ============  ============  ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for
    Interest                                                                   $          -  $          -  $      6,896
    Income taxes                                                                          -             -             -

Supplemental schedule of noncash investing and financing activities:

  Stock issued for mining equipment and mining claim options                   $          -  $    787,500  $     15,270
  Stock issued for services                                                         188,455       115,164             -
  Stock issued for investment                                                     1,429,922             -             -
  Rescind agreement on mining claims and equipment                                        -             -     2,045,565
  Rescind agreement on notes payable                                                      -        74,918    (1,089,753)
  Rescind agreement on common stock issued                                                -             -      (955,812)
  Unrealized loss on equity securities                                              (70,167)            -       (16,208)
  Write-down of oil and gas assets                                                        -             -             -
  Write-down of mining claims                                                     1,329,474             -       797,786
  Write-offs                                                                        495,095             -       797,786
  Extinguishment of debt                                                                  -             -      (775,211)
                                                                                 ----------  ------------  ------------



     Total                                                                     $  3,372,779  $    977,582  $     21,637
                                                                               ============  ============  ============

Disclosure of accounting policy:

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

                                             IMPERIAL PETROLEUM, INC.

                                           (A Development Stage Company)

                                    Notes to Consolidated Financial Statements

1.       ORGANIZATION AND BUSINESS COMBINATION

         Organization

The  Company  is  attempting  to  obtain  capital,   through  its  wholly  owned
subsidiary, Ridgepointe Mining Company, to continue testing, defining and developing mineral reserves on mining claims it owns or operates in Utah, Montana, Arizona, and New Mexico.

         The Company is engaged, through its wholly owned subsidiary Imperial Environmental Company, in developing and marketing water filtration systems to municipalities.

         The Company is currently negotiating to acquire certain oil and gas properties in order to return to the Company?s core competency.

         Financial Condition

The Company?s financial statements for the year ended July 31, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $1,006,421 for the year ended July 31, 1999 and as of July 31, 1999 has an accumulated deficit of $2,714,338 and a deficit working capital of $1,418,656.

The Company?s management plans to raise capital to fund continuing operations by utilization of one or a combination of the following:

1. The private placement of equity securities and/or debenture financing through negotiations with capital investors.

2. The joint venture of the Company?s Utah property with another mining company to provide the capital resources to develop the property.

3. The use of the Company?s investment securities as collateral to obtain a loan to complete oil and gas acquistions.

4. The borrowing of equity securities from a financial partner to use as collateral to obtain funding for the Company?s silica mine in Idaho.

5. The capital infusion of approximately $250,000 to continue efforts in the environmental business.

Management   believes  that  the   recoverability   of  assets  and  liabilities
approximate their carrying amounts.

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

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

1.       ORGANIZATION AND BUSINESS COMBINATION (continued)

         Acquisition of LaTex Resources International, Inc.

         See Note 17.

         Acquisition of Phoenix Metals, Inc.

         See Note 17.

         Acquisition of Oil City Petroleum, Inc.

         See Note 21.

         Development Stage Companies

         A summary of the financial information of Ridgepointe Mining Company (A Development Stage Company), excluding its wholly owned subsidiary
         I. B. Energy, Inc., is as follows:

                                                       1999          1998
                                                    ------------  --------

Current assets                                  $      --           $      --
Net claims and equipment                             41,760             620,434
Other assets                                           --                  --
                                                -----------         -----------

  Total assets                                  $    41,760         $   620,434
                                                ===========         ===========

                                                       1999                1998
                                                -----------         -----------

Current liabilities                             $   583,952         $   630,632
Long-term liabilities                                  --                  --
Common stock                                        125,107             125,107
Paid-in capital                                   1,343,886           1,343,886
Deficit accumulated before
  development stage                                (121,953)           (121,953)
Deficit accumulated during
  development stage                              (1,889,232)         (1,357,238)
                                                -----------         -----------

  Total liabilities and
    stockholders' deficit                       $    41,760         $   620,434
                                                ===========         ===========

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

1.       ORGANIZATION AND BUSINESS COMBINATION (continued)


                                                               Cumulative

                                    1999          1998      From Inception
                                ------------  ------------  --------------

      Operating revenues        $          -  $          -  $            -
      Miscellaneous income                 -             -          96,579
                                ------------  ------------  --------------

         Total income                       -             -          96,579

      Lease operating expenses             -        67,652         162,922
      Impairment loss                578,674             -         578,674
      General and
        administrative               (60,292)       62,361         347,066
                                ------------  ------------  --------------

         Total expenses              518,382       130,013       1,088,662

     Net operating loss            (518,382)     (130,013)       (992,083)

     Interest expense                (13,612)      (14,243)       (280,826)
     Gain (Loss) on sale/
       write-down of assets                -       191,598       (786,093)
                                ------------  ------------  -------------
     Net income (loss) before

       income taxes                 (531,994)       47,342      (2,059,002)

     Income tax benefit                    -             -        (169,770)
                                ------------  ------------  --------------

         Net loss                $   (531,994) $     47,342  $   (1,889,232)
                                 ============  ============  ==============

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

1.       ORGANIZATION AND BUSINESS COMBINATION (continued)

                                                                     Cumulative

                                                                 >From Inception

   Cash flows from operating activities:

  Historical net loss                                               $(1,889,232)
  Adjustments to reconcile net loss to net cash

                  provided by operating activities:

    Depreciation and depletion                                             --
    Non-cash impairment                                                (578,674)
    Decrease in current liabilities                                     500,432
                                                                    -----------

     Net cash used for operating activities                          (1,967,474)
                                                                    -----------

Cash flows from investing activities:

  Mining options, properties and equipment purchased - net              620,434
                                                                    -----------

     Net cash used for investing activities                             620,434
                                                                    -----------

Cash flows from financing activities:

  Stock issued for funding                                            1,347,040
                                                                    -----------

    Net cash provided by financing activities                         1,347,040
                                                                    -----------

    Net increase in cash and cash equivalents                              --

    Cash and cash equivalents at inception                                 --
                                                                    -----------

    Cash and cash equivalents at July 31, 1999                      $      --
                                                                    ===========


 Supplemental disclosures of cash flow information:
           Cash paid during the period for

     Interest                                                       $      --
     Income taxes                                                          --

      Disclosure of accounting policy: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

1.       ORGANIZATION AND BUSINESS COMBINATION (continued)

A summary of the financial information of Imperial Environmental Company (formerly Phoenix Metals, Inc.) (A Development Stage Company) is as follows:

                                                       1999          1998
                                                     ------------  --------

Current assets                                    $    --           $       --
Inventories                                          60,964                 --
Fixed assets - net                                    4,797                 --
Other assets                                         81,794                 --
                                                  ---------         ------------

  Total assets                                    $ 147,555         $       --
                                                  =========         ============


                                                       1999                 1998
                                                  ---------         ------------

Current liabilities                               $ 221,200         $       --
Long-term liabilities                                  --                   --
Common stock                                           --                   --
Paid-in capital                                        --                   --
Deficit accumulated during
  development stage                                 (73,645)                --
                                                  ---------         ------------

  Total liabilities and

    stockholders' deficit                         $ 147,555         $       --
                                                  =========         ============

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

1.       ORGANIZATION AND BUSINESS COMBINATION (continued)


                                                              Cumulative

                                    1999          1998      From Inception
                                ------------  ------------  --------------

      Operating revenues        $     53,744  $          -  $       53,744
      Miscellaneous income                 -             -               -
                                ------------  ------------  --------------

         Total income                 53,744             -          53,744

      Operating expenses             110,529             -         110,529
      General and
        administrative                 7,085             -           7,085
      Depreciation and
        amortization                   9,775             -           9,775
                                ------------  ------------  --------------

         Total expenses              127,389              -        127,389

     Net operating loss              (73,645)             -        (73,645)

     Interest expense                      -             -              -
                                ------------  ------------  -------------
     Net income (loss) before

       income taxes                  (73,645)            -        (73,645)

     Income tax benefit                    -             -               -
                                ------------  ------------  --------------

         Net loss               $    (73,645) $          -  $      (73,645)
                                ============  ============  ==============

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

1.       ORGANIZATION AND BUSINESS COMBINATION (continued)

                                                                   Cumulative

                                                                 >From Inception

   Cash flows from operating activities:

  Historical net loss                                                 $ (73,645)
  Adjustments to reconcile net loss to net cash

                  provided by operating activities:

    Depreciation and amortization                                         9,775
    Increase in other assets                                            (91,200)
    Increase in current liabilities                                     221,200
                                                                      ---------

     Net cash used for operating activities                              66,130
                                                                      ---------

Cash flows from investing activities:

  Increase in inventories                                               (60,964)
  Equipment purchased - net                                              (5,166)
                                                                      ---------

     Net cash used for investing activities                             (66,130)
                                                                      ---------

Cash flows from financing activities:

  Debt                                                                     --
                                                                      ---------

    Net cash provided by financing activities                              --
                                                                      ---------

    Net increase in cash and cash equivalents                              --

    Cash and cash equivalents at inception                                 --
                                                                      ---------

    Cash and cash equivalents at July 31, 1999                        $    --
                                                                      =========


 Supplemental disclosures of cash flow information:
           Cash paid during the period for

     Interest                                                         $    --
     Income taxes                                                          --

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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The July 31, 1999, 1998 and 1997 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., and Imperial Environmental Company (formerly Phoenix Metals, Inc.). All significant intercompany accounts have been eliminated.

         Accounting Estimates

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

         Marketable Securities

The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost and investment income is included in earnings. The Company classifies certain highly liquid securities as trading securities. Trading securities are stated at fair value and unrealized holding gains and losses are included in income. Securities that are not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized holding gains and losses, net of tax, reported as a separate component of equity as other comprehensive income.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high quality financial institutions and limits the amount of exposure to any one institution. In the case of default of any one financial institution, no cash exists that is not covered by the
FDIC. The Company?s revenues were, until 1997, derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company?s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company has not experienced significant credit losses on trade receivables. The Company performs periodic evaluations of its customers? financial condition and generally does not require collateral.

         Development Stage Subsidiaries

Ridgepointe  Mining  Company,  a wholly owned  subsidiary,  is in the process of
defining  mineral  reserves  and  raising  capital  for  operations.   As  such,
Ridgepointe Mining Company is considered a development stage enterprise.

Imperial Environmental Company, a wholly owned subsidiary, is in the process of raising capital to continue developing its water filtration technology. As such, Imperial Environmental Company is considered a development stage enterprise.

         Revenue Recognition

The Company recognizes oil and gas revenue in the month of sale. Mining revenues will be recognized in the month of sale. Uncollected revenue is accrued based on known facts and trends of the relevant oil and gas properties on a monthly basis.

During the year ended July 31, 1999 the Company recognized revenues of $53,744 from its development stage subsidiary Imperial Environmental Company. It also recognized rental revenues from sublease of its office space of $61,500.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

2.       SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

         Inventories

Inventories are valued at the lower of cost or market. The average cost method is used for determining the cost or remaining inventories.

         Inventories at July 31 were:

                                                        1999            1998
                                                    ------------     --------

Materials and supplies                             $ 4,526          $       --
Work-in-process                                     56,438                  --
                                                   -------          ------------

     Total                                         $60,964          $       --
                                                   =======          ============

         Property, Equipment, Depreciation and Depletion

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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

2.       SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

         Intangibles

The Company has capitalized the costs related to the organization of its development stage subsidiary Imperial Environmental Company. Amortization is computed by the straight-line method over 5 years.

The Company plans to implement SOP 98-5, as required, in its next fiscal year. SOP 98-5 requires that the intangible asset be charged against income rather than carried as an asset and amortized.

         Income Taxes

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

         Loss Per Common Share

Loss per common share is computed based upon the weighted average common shares outstanding. Outstanding warrants are excluded from the weighted average shares outstanding since their effect on the earnings per share calculation is antidilutive.

         FASB Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121 for the fiscal year ending July 31, 1997. During the fiscal year ending July 31, 1999, the Company concluded that an impairment loss was required based on current circumstances (See Note 4).

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

2.       SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

         Reclassification

Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

3.       ACCOUNTS RECEIVABLE - RELATED PARTIES

         Accounts receivable - related parties was comprised of the following:

                                                  1999          1998
                                              ------------  --------

      Shareholder                             $          -  $      1,000
      Wexford Technology, Inc.                     695,678       676,415
      Allowance for bad debts                     (695,678)     (276,415)
                                              ------------  ------------

        Total                                     $          -  $    401,000
                                                  ============  ============


4.       MINING PROPERTIES UNDER DEVELOPMENT

         The Company?s mining fixed assets consist of the following:

                                                July 31,      July 31,
                                                    1999          1998
                                                ------------  --------

     Mining claims                            $  1,000,300  $  1,000,300
     Mining equipment                               37,500        37,500
     Mine development costs                         32,634        32,634
     Acquisition in progress                       300,000       300,000
     Impairment reserve                         (1,328,674)            -
                                              ------------  ------------

        Total                                $     41,760  $  1,370,434
                                             ============  ============

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

4.       MINING PROPERTIES UNDER DEVELOPMENT (continued)

The Company has not completed or updated the necessary reserve studies to determine the metal content of the reserves and the related future production costs which affect the recoverability of the capitalized costs. In addition, the Company?s going concern problem, lack of capital and other factors led management to recognize an impairment reserve of $1,328,674 to reduce the carrying value to management?s estimate of the amount recoverable upon ultimate disposition. The Company intends to continue to hold and use the impaired assets.

5.       INCOME TAXES

         Provisions for income taxes are as follows:

                                       1999          1998          1997
                                   ------------  ------------  --------
                                                (in thousands)
      Current:

        Federal                    $          -  $          -  $          -
        State                                 -             -             -
                                   ------------  ------------  ------------

                                   $          -  $          -  $          -
                                   ============  ============  ============

      Deferred:

        Federal                    $          -  $          -  $          -
        State                                 -             -             -
                                   ------------  ------------  ------------

                                   $          -  $          -  $          -
                                   ============  ============  ============

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

5.       INCOME TAXES (continued)

Income taxes differed from the amounts computed by applying the U.S. federal tax rate as a result of the following:
                                                     1999      1998      1997
                                                   --------  --------  ------
                                                             (in thousands)
Computed ?expected? tax expense
  (benefit)                                       $ 81      $     (169) $    (1)
State income taxes net of federal
  benefit                                          --              --       --
Increase(Decrease) in valuation
  allowance for deferred tax assets                (81)            169        1
Other                                              --              --       --
                                                            -     ----     ----

  Actual income tax expense                       $--             $--      $--
                                                            =     ====     ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                           1999          1998
                                                       ------------  --------
                                                             (in thousands)
Deferred tax liabilities:

  Property, plant and equipment                             $ 122         $ 300
  Other                                                      --            --
                                                            -----         -----

       Total deferred tax liabilities                         122           300
                                                            -----         -----

Deferred tax assets:

     Unrealized loss on securities                             18          --
     Net operating losses                                     390           649
  Other                                                         1             1
                                                            -----         -----

    Total deferred tax assets                                 409           650
                                                            -----         -----

    Valuation allowance                                      (287)         (350)
                                                            -----         -----

    Net deferred tax assets                                   122           300
                                                            -----         -----

    Net deferred tax asset (liability)                      $--           $--
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

The Company has net operating loss (NOL) carryforwards to offset its earnings of approximately $1,560,000. If not previously utilized, the net operating losses will expire in varying amounts from 2010 to 2013.

6.       NOTES PAYABLE

                                                          1999            1998
                                                       ------------    --------
H. N. Corporation, promissory note,
  dated January 20, 1998, principal
  due on demand plus interest
  at 9%                                                  $107,500       $ 25,000
Gary S. Williky, promissory note,
  dated November 24, 1997, principal
  due on demand plus interest
  at 9%                                                    40,000         50,000
Thomas J. Patrick, promissory note,
  dated December 18, 1997, principal
  due on demand plus interest
  at 9%                                                    40,000         50,000
                                                         --------       --------

    Total                                                 187,500        125,000

Less:  current portion                                    187,500        125,000
                                                         --------       --------

Long-term notes payable                                  $   --         $   --
                                                         ========       ========

During the year, the Company issued its restricted common stock to extend due dates and partially satisfy accrued interest. However, the notes payable are currently in default. The Company is currently negotiating with the parties to extend or renew notes payable.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

7.       NOTES PAYABLE - RELATED PARTY

                                                      1999          1998
                                                  ------------  --------

      Officer - 10% demand note                   $     64,295  $     64,295
      Officer - 7.5% demand note                       186,353       186,353
      Officer - 9.0% demand note                       446,349       429,349
                                                  ------------  ------------

                                                  $    696,997  $    679,997
                                                  ============  ============


  8.     RELATED PARTY TRANSACTIONS

The Company has entered into the above loans with its chief executive officer, Jeffrey T. Wilson. The Company, from time to time, has also entered into loans with its directors, stockholders and related companies (See Notes 3 and 7).

These transactions were consummated on terms equivalent to those that prevail in arm?s length transactions.


  9.     LITIGATION, COMMITMENTS AND CONTINGENCIES

         Contingencies

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

Revenues: (in thousands)

                                        1999          1998          1997

                                    ------------  ------------  ------------
           Oil and gas
             production and

          lease operations             $          -  $          -  $         16
           Mining                                 -             -             -
        Environmental                            54             -             -
           Other                                 61             -             -
                                       ------------  ------------  ------------

               Total revenues          $        115  $          -  $         16
                                       ============  ============  ============


     Identifiable assets:

           Oil and gas production      $          -  $          - $           -
           Mining                                41         1,370           583
        Environmental                             5             -             -
        Other                                 1,902           579           140
                                       ------------  ------------  ------------

                                       $      1,948  $      1,949  $        723
                                       ============  ============  ============


      Depreciation and depletion:

           Oil and gas production      $          -  $          - $           7
           Mining                                 -             -             -
           Environmental                         10             -             -
                                       ------------  ------------  ------------

                                       $         10  $          -  $          7
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

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

11.     SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES

         Results of Operations from Oil and Gas Producing Activities

The following sets forth certain information with respect to the Company's results of operations from oil and gas producing activities for the years ended July 31, 1999, 1998 and 1997. All of the Company's oil and gas producing activities are located within the United States. During 1997 the Company disposed of its oil and gas assets (See Note 1).

                                                    1999        1998        1997
                                                 ----------  ----------  -------
                                                            (In thousands)

       Revenues                               $        -  $        -  $       16
       Production costs                                -           -           7
       Gross production taxes                          -           -           1
       Depreciation, depletion and amortization        -           -           7
                                              ----------  ----------  ----------

       Results of operations before income taxes       -           -           1

       Income tax expense                              -           -           -
                                              ----------  ----------  ----------
       Results of operations (excluding corporate

         overhead and interest costs)         $        -  $        -  $        1
                                              ==========  ==========  ==========

         Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

The Company chose not to have estimates of proved oil and gas reserves prepared by independent petroleum engineers. The reserve estimates provided were prepared by management. The Company?s reserves are located onshore in the United States.

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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

11. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (continued)

                                                    Oil (MBbls)   Gas (MMcf)

      Developed reserves at July 31, 1996                   9.5        192.8

      Revisions of previous estimates                         -            -
      Extensions, discoveries and other additions             -            -
      Production                                            (.3)        (6.7)
      Purchases of reserves-in-place
      Sales of reserves-in-place                           (9.2)      (186.1)
                                                    -----------   ----------

      Developed reserves at July 31, 1997                     -            -

      Revisions of previous estimates                         -            -
      Extensions, discoveries and other additions             -            -
      Production                                              -            -
      Purchases of reserves-in-place                          -            -
      Sales of reserves-in-place                              -            -
                                                    -----------   ----------

      Developed reserves at July 31, 1998                     -            -

      Revisions of previous estimates                         -            -
      Extensions, discoveries and other additions             -            -
      Production                                              -            -
      Purchases of reserves-in-place                          -            -
      Sales of reserves-in-place                              -            -
                                                    -----------   ----------

      Developed reserves at July 31, 1999                     -            -
                                                    ===========   ==========

         Proved developed reserves at:

           July 31, 1997                                     -             -
           July 31, 1998                                     -             -
           July 31, 1999                                     -             -

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

11. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (continued)

         Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)
         ---------------------------------------

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

                                                1999          1998          1997
                                            ------------  ------------  --------
                                                            (In thousands)

      Future cash inflows                $          - $          -  $          -
      Future costs - future production and
        development costs                          -             -             -
                                        ------------  ------------  ------------

      Future net cash inflows before
      income tax expense                           -             -             -

      Future income tax expense                    -             -             -
                                        ------------  ------------  ------------

      Future net cash flows                        -             -             -

      10% annual discount for estimated
        timing of cash flows                       -             -             -
                                        ------------  ------------  ------------

      Standardized Measure of discounted

         future net cash flows          $          -  $          -  $          -
                                        ============  ============  ============

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

11. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (continued)

         Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)
         -----------------------------------------------------------------------

         The following is an analysis of the changes in the Standardized Measure for the periods presented:
                                                1999          1998          1997
                                            ------------  ------------  --------
                                                         (In thousands)
      Standardized Measure - beginning of year     -  $          -  $       102
        Increases (Decreases)
          Sales, net of production costs           -             -             -
          Net change in sales prices, net of
            production costs                       -             -             -
          Discoveries and extensions, net
            of related future development
            production costs                       -             -             -
          Changes in estimated future
            development costs                      -             -             -
          Development costs incurred               -             -             -
          Revisions of previous quantity
            estimates                              -             -             -
          Accretion of discount                    -             -             -
          Net change in income taxes               -             -             -
          Purchases of reserves-in-place           -             -             -
          Sales of reserves-in-place               -             -         (102)
          Timing of production of reserves
            and other                              -             -             -
                                        ------------  ------------  ------------

      Standardized Measure - end of year           -  $          -  $          -
                                        ============  ============  ============



12.      INTANGIBLE ASSETS

Intangible assets consist of the organizational costs of $ 81,794(net of amortization) incurred in the formation of Imperial Environmental Company.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

13.      INVESTMENTS

                                          Unrealized  Unrealized   Carrying

                                 Cost       Gains       Losses      Value

      Investment in equity
                securities:

      July 31, 1999:

        Available for sale

          (marked to market)  $ 1,824,377 $        - $  (70,168) $ 1,754,209

      July 31, 1998:

        Available for sale

          (marked to market)  $        -  $        -  $        - $         -


14.      WARRANTS

On April 21, 1999, the Company issued warrants for services provided to the Company. The warrants give the holder the right to purchase 600,000 shares of the Company?s restricted common stock for $.50 per share. The warrants expire on April 21, 2002.

15.      WRITE-DOWN OF MINING PROPERTIES

During the year ended July 31, 1997, the Company wrote-down, by $784,341, its book value of equipment and development costs in its Arizona operations related to its participation in a joint venture as discussed in Note 19.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

16.      GOLD CERTIFICATE INCOME

The Company has entered into agreements with Financial Surety International LTD whereby the Company would issue Gold Dore Certificates to third parties in exchange for a leasing fee of 1.25% of the certificate face value. The third party lessee uses the certificates as collateral in order to obtain venture capital financing. These Gold Dore Certificates specify the delivery of a specified amount of gold at a future date, usually 5 years, for sale to the holder at the market price on that date. Performance is insured by contract with Merrion Reinsurance Corporation LTD. Upon expiration of the lease period, the certificates are returned to the Company and are canceled.

The Company pays a 10% finders fee to a consultant in connection with each certificate issued. During the year ended July 31, 1998, the Company had $209,996 of Gold Certificate Income, less finders fees of $21,000 for net Gold Certificate Income of $188,996.

17.      ACQUISITION AND EXTINGUISHMENT OF DEBT

         Agreement with LaTex Resources, Inc.

During 1997, the Company reached an agreement with LaTex Resources, Inc. whereby the Company gave 100,000 shares of LaTex common stock (or 85,500 equivalent Alliance Resources Plc post-merger shares), loaned to the Company by CEO Jeffrey
T. Wilson, in exchange for 5,000,000 shares of Wexford Technology, Inc. common stock (representing a 32.3% interest), 3,798,730 shares of the Company?s common stock, 5,000 shares of LaTex Resources International, Inc. common stock (100%), 30,000 shares of Phoenix Metals, Inc. common stock (100%) and extinguishment of the debt of the aforementioned companies as well as that of the Company.

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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

18.      STOCK SPLIT

On November 21, 1996 the Company effected a one for six reverse split of its common stock, resulting in 5,238,164 shares being outstanding on that date with a par value of $ .006.

19.      SETTLEMENT AGREEMENT ON UFO CLAIMS

         During 1997, the Company reached a settlement agreement with UFO Mining Limited Partnership whereby the Company would assign its interest in the UFO mining claims to a third party, receive a release from the $1,000,000 note and receive 166,667 (post-split) shares of the Company?s common stock given in the original transaction. In conjunction with this agreement, the Company entered into a joint venture with the third party whereby the Company assigned its interest in the UFO claims, infrastructure and onsite equipment to the joint venture in exchange for a 5% carried interest. Under the joint venture agreement, the Company would be responsible for contributing up to 167,000 shares of its restricted common stock if the joint venture were to contribute $6,000,000 in capital. In exchange, the third party assumed the responsibility for liability to the UFO Mining Limited Partnership. Also, the Company has chosen to write-down the value of the assets to be contributed to the joint venture by $784,341 to more accurately reflect the market value of those assets and hence the value of the Company?s interest in the joint venture. The Company has reflected the assets to be contributed to the joint venture as $300,000 in acquisitions in progress.

As a result of the settlement agreement, the Company reduced mining claims by $2,045,565, reduced notes payable by $1,000,000, reduced accrued interest payable by $89,753 and recorded Treasury stock of $955,812.

20.      LEASE OBLIGATIONS

The Company has a noncancelable operating lease agreement for office space. Total rental expense was $22,117, $20,927 and $0 in 1999, 1998 and 1997 respectively. The Company currently operates under month-to-month terms.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

21.      GAIN ON SALE OF ASSETS

During the year ended July 31, 1999 the Company acquired a 90% interest in Oil City Petroeum in exchange for 1,972,266 shares of its restricted common stock. All of Oil City?s assets were then sold to Comanche Energy, resulting in the Company receiving 5,481,901 restricted shares of Comanche Energy common stock (Note 13). This transaction resulted in a gain of $1,289,923.

The acquisition of Oil City would have qualified as a pooling of interests acquisition. However, because of the divesture of this subsidiary prior to year end, no pooling of assets, liabilities, stockholder?s equity or results of operations is included in these financial statements.

22.      UNEARNED REVENUE

The Company has received advances for future delivery of silica ore. Total advances as of July 31, 1999 and 1998 were $297,441 and $50,000, respectively. The Company?s commitments under these agreements mature as follows for the years ended July 31:

                              2000               $         -
                              2001               $         -
                              2002               $    59,488
                              2003               $   107,079
                              2004               $   107,079
                           Thereafter            $    23,795

23.      ACCRUED EXPENSES

         The Company has accrued expenses as of July 31 as follows:

                                                        1999          1998
                                                    ------------  --------

          Accrued officer salary - CEO                $    440,008  $    315,008
          Accrued interest on notes                        116,379       111,471
          Accrued rent                                       2,100         2,100
                                                      ------------  ------------

                                                      $    558,487  $    428,579
                                                      ============  ============

         During the year ended July 31, 1999 the Company issued 550,000 shares of its restricted common stock to pay accrued interest and extend maturities of notes payable.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

24.      SUBSEQUENT MATTER

Subsequent to year end, the Company?s investment in 5,481,901 shares of Comanche Energy common stock has decreased in value by approximately $1,088,000 (net of marketability discounts).