Form 10-Q
period 1999-10-31
IMPERIAL PETROLEUM INC
filed 2000-04-13
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                    FORM 10-Q

   X                         ANNUAL REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                     ACT OF
                                      1934

                                For the Quarterly
                          Period Ended October 31, 1999
                           TRANSITION REPORT PURSUANT
                             TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                               For the transition
                            period from_____ to______

                          Commission file number 0-9923



                            IMPERIAL PETROLEUM, INC.

             (Exact name of registrant as specified in its charter)




          Nevada                                                  95-3386019
(State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                            identification No.)



100 NW Second Street
Suite 312
Evansville, Indiana                                                 47708
                                                                  (Zip Code)


                         Registrant's telephone number,
                       including area code (812) 424-7948


                                 Not Applicable
                    (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____

                  On October 31, l999, there were 12,504,165 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                             Ended October 31, 1999

PART I - FINANCIAL INFORMATION


     Item 1.

Financial Statements.
--------------------
                                                                           Page

Consolidated Balance Sheets as of July 31, 1999
and October 31, 1999                                                        4-5

Consolidated Statements of Operations for the
three months ended 6 October 31,1999 and 1998.                                6

Consolidated Statements of Cash Flows for the
three months ended October 31, 1999 and 1998.                                 7



Notes to Consolidated Financial Statements                                    8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.                     13


PART II - OTHER INFORMATION


     The information called for by Item 1. Legal Proceedings, Item 2.        18
     Changes in Securities, Item 3. Default Upon Senior Securities,
     Item 4. Submission of Matters to a Vote of Security Holders, Item
     5. Other Information and Item 6. Exhibits and Reports on Form 8-
     K have been omitted as either inapplicable or because the answer thereto is negative.


SIGNATURES                                                                   19

                                     Part I

                              Financial Information

                            IMPERIAL PETROLEUM, INC.

                           CONSOLIDATED BALANCE SHEET

                          UNAUDITED - October 31, 1999

                                                 31-Oct-99             31-Jul-99

ASSETS

Current Assets

           Cash                                    $   596             $   1,415
           Accounts Receivable -other              150,117                 3,000
           Other current assets                     60,964                60,964
                                                    ------                ------
           Total                                   211,677                65,379
                                                   -------                ------

Property, Plant and Equipment

           Other depreciable equipment               5,165                 5,166
           Mining claims, options and               41,760                41,760

           Mining and milling                        (369)                 (369)
                                                     ----                  -----
           equipment

           Net property, plant and equipment        46,557                46,557
                                                    ------                ------

Other Assets

           Investment in subsidiary              1,754,209             1,754,209
           Accounts receivable-related party       134,757                     0
           Other non-current assets                 81,794                81,794
                                                    ------                ------
           Total other assets                      216,551                     0
                                                   -------                     -

TOTAL ASSETS                                  $  2,228,994           $ 1,947,939
                                                 ---------             ---------

                            IMPERIAL PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEET

                            UNAUDITED - October 31, 1999

                                                  31-Oct-99            31-Jul-99

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities

          Accounts payable                          $48,351              $41,051
          Accounts payable-other                          0                    0
          Accrued expenses                          612,195              558,487
          Unearned revenue                                0                    0
          Notes payable                             187,500              187,500
          Notes payable-related party               719,497              696,997
                                                    -------              -------

          Total current                           1,567,543            1,484,035
                                                  ---------            ---------
          liabilities

Non-current
Liabilities

          Unearned revenue                          447,441              297,441
          Notes payable, less current portion             0                    0
                                                          -                    -

          Total non-current liabilities             447,441              297,441
                                                                         -------

Stockholder's Equity

          Common stock                               78,926               69,170
          Additional paid-in capital              4,473,675            4,350,476
          Treasury stock                         -1,468,677           -1,468,676
          Retained earnings                      -2,869,916           -2,784,508
          Unrealized loss on
          marketable securities                           0                    0
                                                          -                    -
          Total stockholder's equity                214,008              166,463
                                                    -------              -------

Total Liabilities and Stockholder's Equity      $ 2,228,994          $ 1,947,939

                               IMPERIAL PETROLEUM, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS

                                    UNAUDITED

                                                            Three Months Ending

                                                     31-Oct-99         31-Oct-98


Operating Income:

           Oil and gas revenue                              $0                $0
           Management and fee income                     7,035            31,088
                                                         -----            ------

           Total operating income                        7,035            31,088

Operating Expenses:

           Oil and gas lease operations                      0                 0
           Dry Hole costs                                    0                 0
           Mining operating expense                          0                 0
           General and administrative expense           69,985            62,124
           Depreciation and depletion                        0                 0
                                                             -                 -

           Total operating expense                      69,985            62,124
                                                        ------            ------

Income/Loss from operations                            -62,950           -31,036

Other Income/expense

           Interest expense                             22,458            14,161
           Gold certificate income-net                       0                 0
           Loss on marketable                                0                 0
           Gain on retirement of debt                        0                 0
           Loss on write-down of mining equipment            0                 0
           Gain/ loss on sale of                             0                 0
                                                                               -
           assets

           Total other income/expense                   22,458            14,161
                                                                          ------

Net Income (Loss) before tax                           -85,408           -45,197
                                                       -------           -------

Provision for Income Taxes

           Current                                           0                 0
           Deferred                                          0                 0
                                                             -                 -
           Total benefit from income taxes                   0                 0
                                                             -                 -


Net Income/Loss                                          -85,408         -45,197
                                                     ---------         ---------

Income/Loss per share                                  ($0.007)         ($0.005)
                                                       --------         --------

Weighted average shares outstanding                 12,504,165         8,930,250
                                                    ----------         ---------

                             IMPERIAL PETROLEUM, INC.
                            CONSOLIDATED STATEMENT OF


                                   CASH FLOWS
                                   UNAUDITED

                                                            Three Months Ending

                                                 31-Oct-99             31-Oct-98

Net cash provided by (used in)                   -$175,018              -$29,142
operations

Net cash provided by (used in)
investing activities:
           Capital additions and property                0              -438,315
           Acquisitions
           Dispositions                                  0                     0
           Other                                  -134,757              -124,000
                                                  --------              --------
           Total                                  -134,757              -562,315

Net cash provide by (used in) financing activities:

           Repurchase of common stock                    0                     0
           Issuance of common stock                  9,755               438,315
           Deferred Revenue                        150,000               150,000
           Notes payable                                 0                     0
           Notes payable-related party              26,000                -3,500
           Paid-in Capital                         123,200                     0
                                                   -------                     -
           Total                                   308,955               584,815

Decrease in cash and equivalents                       819                 6,642
Cash and cash equivalents at beginning of period    -1,415                12,125
Cash and cash equivalents at end of period             596                 5,483


Supplemental disclosures of Cash Flow Information

           Interest                                 22,458                14,161
Cash paid  Income taxes                                  0                     0
during the period for:

For the purposes of cash flows, the Company considers all highly liquid debt instruments Purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.

                   Notes to Consolidated Financial Statements

                                    Unaudited

                                October 31, 1999

(1)   General

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 2000. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended July 31, 1999.

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

In April 1999, the Company entered into an agreement to acquire the contract from Consulta Solutions to treat effluent materials to control odor and bacteria associated with the rendering of poultry products at the American Protein plant in Georgia. The Company issued 650,000 shares of its restricted common stock and three-year warrants to issue an additional 600,000 shares of common stock exercisable at $0.25 per to a management group consisting of three individuals. The Company utilized its dormant subsidiary, Phoenix Metals, Inc. as the business entity and began operations at the American Protein plant in Georgia under the name Imperial Environmental Company. At year-end, the Company had only received approximately $55,000 in revenue from the contract and had encountered problems with the implementation of its business plan due to internal management problems, lack of adequate working capital to fund expansion of the subsidiary and unanticipated competition from other vendors in this business. As a result, the Company has temporarily suspended its operations until sufficient working capital is available. In connection with the temporary suspension of its environmental activities, the management group resigned and the shares and options issued to them in connection with their employ have been returned to the Company.

The Company entered into negotiations with Asia Pacific Capital Corporation, a merchant banking firm located in Sydney, Australia, to provide project financing for its mining and energy projects in connection with an equity infusion. If completed under the present structure, Asia Pacific would acquire 20 million shares of the Company's restricted common stock in exchange for $12 million and a commitment to project finance up to $47 million of the Company's mining and energy projects. Based upon the most recent information provided by Asia Pacific, the equity infusion should complete during January 2000. Asia Pacific has provided the Company with a loan commitment of $50 million to finance an oil and natural gas acquisition that is under review by the Company and expects to complete the equity infusion during January 2000. The Company expects to complete its negotiation with the seller of the oil and natural assets during January 2000 and if successful, expects to sign the loan commitment from Asia Pacific in January 2000.

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

 (3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of October 31, 1999, the Company had a total of 6 notes payable to individuals and private companies totaling $1,034,549, including principal and accrued interest thereon, of which $936,435 was with its Chairman and President.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     GENERAL

RESULTS OF OPERATIONS

The following is a discussion of the results of operations of the Company for the three months ended October 31, 1999. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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

As discussed previously, the company acquired 90% control of Oil City Petroleum, Inc. effective August 31,1998 and sold substantially all of the assets of Oil City to Comanche Energy effective in June 1999. As a result of the sale and because the Company is a minor shareholder, the Company does not report its share of the revenues and expenses of Comanche.

Three Months Comparison

Quarter ended October 31, 1999 compared to Quarter ended October 31, 1998. Revenues for the three months ending October 31, 1999 were $7,035 compared to $31,088 for the comparable quarter ended October 31, 1998 and reflects revenue from the Company's sublease of office space and interest income on notes receivable from affiliates. The decrease in revenues is the result of the termination of sublease agreements with Wexford Technology, Inc. and RealAmerica Co. and the write-off of certain debts owed the Company by Wexford. Any future revenues will result from the start-up of mining operations or from new oil and gas acquisitions.

Production and mining operating expenses were $0 for the quarter ended October 31, 1998 compared to $0 for the quarter ended October 31, 1998. No significant operations were conducted during the quarter. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine.

General and administrative costs remained about the same with costs of $65,148 for the three months ending October 31, 1998 compared to $62,124 for the same period a year earlier and primarily reflects the level of normal G&A expenses. G &A should continue to increase as the Company begins continuous mining operations and initiates a corporate public relations campaign. Interest expense for the quarter increased from $14,161 in 1998 to $22,457 for the same period in 1999 and reflects the higher borrowings by the Company from private debt sources.

The Company had an after-tax net income loss of $85,408 ($0.007 per share) for the quarter ended October 31, 1999 compared to a net loss of $45,197 ($0.005 per share) for the comparable quarter a year earlier. The increase in net loss in income is attributable primarily to increased interest costs and less revenue generated from the sublease of office space. The Company does not expect to generate significant income until its mining operations are in production.

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

The Company has entered into negotiations with Asia Pacific Capital Corporation, a merchant banking firm headquartered in Sydney, Australia, to provide an equity infusion of $12 million in connection with project financing of up to $47 million. Asia Pacific has provided a firm loan commitment to the Company of $50 million to finance an oil and natural gas acquisition that the Company is attempting to negotiate. The principals of Asia Pacific have indicated funding of the equity infusion should occur in early January 2000. No agreements have been signed between the Company and Asia Pacific yet. If the transaction completes, Asia Pacific would become the Company's principal shareholder. There can be no assurance that Asia Pacific will complete the equity purchase and, absent the equity purchase, would remain interested in providing the financing under the terms of its financing commitment.

As a result of the acquisition of control of Oil City and the subsequent sale of Oil City's assets to Comanche, the Company owns 5,481,901 shares of the restricted common stock of Comanche. At current market prices those shares are valued at approximately $1.6 million. The Company expects to use the Comanche shares as collateral in seeking a working capital loan to initiate operations at the Duke Gold Mine or in the pursuit of oil and gas acquisitions. The shares owned by the Company in Comanche are restricted from sale under Rule 144 of the Securities Act, and as such there can be no assurance that a bank will accept the shares as collateral or that sufficient borrowing capacity can be obtained to allow operations to begin.

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

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal and accrued interest $824,537 as of October 31, 1999. These funds have been used to initiate the Company's mining activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At October 31, 1999, the Company had current assets of $211,677 and current liabilities of $1,567,543, which resulted in negative working capital of $1,355,866. The negative working capital position is comprised primarily of notes payable to shareholders and related parties totaling $906,997, accrued salaries and expenses totaling $612,195. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2000. The previously discussed transactions with Asset Capital and Asia Pacific, if successful, will provide the Company with sufficient funds to pursue its mining and other ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell certain of its assets to meet its obligations.

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

                                OTHER INFORMATION

Item 1.          Legal Proceedings. Not applicable.

Item 2.          Changes in Securities .Not applicable.

Item 3.          Defaults Upon Senior Securities. Not applicable.

Item 4.          Submission  of  Matters  to a Vote of  Security  Holders:
                 Reference is made to the Proxy Solicitation Materials regarding the Annual Meeting of Shareholders dated November 21, 1996.

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

Dated:      January __, 2000