Form 10-Q
period 2000-01-31
IMPERIAL PETROLEUM INC
filed 2000-04-17
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549


  (Mark One)
                                    FORM 10-Q

                            ANNUAL REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                     ACT OF
                                      1934

      X                          For the Quarterly
                          Period Ended January 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____

                  On January 31, 2000, there were 13,504,165 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                             Ended January 31, 2000

PART I - FINANCIAL INFORMATION


     Item 1.

Financial Statements.

                                                                           Page

Consolidated Balance Sheets as of
July 31, 1999 and January 31, 2000                                          4-5

Consolidated Statements of Operations for the
three months ended 6 January 31,2000 and 1999.                              6

Consolidated Statements of Cash Flows for the
three months ended January 31, 2000 and 1999.                               7



Notes to Consolidated Financial Statements                                  8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.                13


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


                                     Part I

                              Financial Information







                            IMPERIAL PETROLEUM, INC.

                           CONSOLIDATED BALANCE SHEET

                                    UNAUDITED

                                  (January 31, 2000)



                                                 31-Jan-00             31-Jul-99

ASSETS

Current Assets

           Cash                                   $  1,030              $  1,415

           Accounts Receivable -other              311,181                 3,000
           Other current assets                     60,964                60,964
                                                    ------                ------
           Total                                   373,176                65,379
                                                   -------                ------

Property, Plant and Equipment

           Other depreciable equipment               5,165                 5,166
           Mining claims, options and               41,760                41,760
           Mining and milling equipment              (369)                 (369)
           Net property, plant and equipment        46,557                46,557
                                                    ------                ------

Other Assets

           Investment in subsidiary              1,754,209             1,754,209
           Accounts receivable-related party       141,092                     0
           Other non-current assets                 81,794                81,794
                                                    ------                ------
           Total other assets                    1,977,095             1,836,003



TOTAL ASSETS                                  $  2,396,827           $ 1,947,939
                                             -------------          ------------


                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET

                          UNAUDITED - January 31, 2000


                                                  31-Jan-00            31-Jul-99
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities

          Accounts payable                          $43,300              $41,051
          Accounts payable-other                          0                    0
          Accrued expenses                          663,807              558,487
          Unearned revenue                                0                    0
          Notes payable                              72,102              187,500
          Notes payable-related party               743,497              696,997
                                                    -------              -------
          Total current                           1,522,706            1,484,035
                                                  ---------            ---------
          liabilities

Non-current
Liabilities

          Unearned revenue                          597,441              297,441
          Notes payable, less current portion             0                    0
                                                          -                    -

          Total non-current liabilities             597,441              297,441
                                                    -------              -------

Stockholder's Equity

          Common stock                               84,926               69,170
          Additional paid-in capital              4,583,072            4,350,475
          Treasury stock                         -1,468,677           -1,468,677
          Retained earnings                      -2,922,645           -2,784,508
          Unrealized loss on marketable securities        0                    0
                                                          -                    -
          Total stockholder's equity                276,676              166,463
                                                    -------              -------

Total Liabilities and Stockholder's Equity      $ 2,396,827          $ 1,947,939
                                                -----------          -----------


                             IMPERIAL PETROLEUM,INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    UNAUDITED

                                        Three Months Ending    Six Months Ending
                                        -------------------    -----------------
                                        31-Jan-00 31-Jan-99  31-Jan-00 31-Jan-99

Operating Income:

            Oil and gas revenue            $    -      $  -         $0        $0
            Management and fee income      23,064    37,762     30,099    68,850
                                           ------    ------     ------    ------

            Total operating income         23,064    37,762     30,099    68,850

Operating Expenses:

            Oil and gas lease operations        0         0          0         0
            Dry Hole costs                      0         0          0         0
            Mining operating expense            0         0          0         0
            General and administrative
            expense                        55,431    61,343    125,415   123,519
            Depreciation and depletion          0         0          0         0
                                                -         -          -         -

            Total operating expense        55,431    61,343    125,415   123,519
                                           ------    ------    -------   -------

Income/Loss from operations               -32,367   -23,581   --95,316   -54,669

Other Income/expense

            Interest expense               20,362    18,360     42,820    32,521
            Gold certificate income-net         0         0          0         0
            Loss on marketable                  0         0          0         0
            Loss on write-down
            of mining equipment                 0         0          0         0
            Gain/ loss on sale of assets        0         0          0         0
                                                -         -          -         -

            Total other income/expense     20,362    18,360     42,820    32,521
                                           ------    ------     ------    ------

Net Loss Before Income Taxes              -52,729   -41,941   -138,136   -87,190
                                          -------   -------   --------   -------

Provision for Income Taxes

            Current                             0         0          0         0
            Deferred                            0         0          0         0
            Total benefit from income taxes     0         0          0         0



Net Income/Loss                         $(52,729)  (41,941) ($138,136) ($87,190)
                                         -------    ------   --------   -------



Income/Loss per share                     ($0.004)  ($0.005)   ($0.010) ($0.010)
                                          --------  --------   -------  --------

Weighted average shares outstanding    13,504,165 8,930,250 13,504,165 8,930,250
                                       ---------- --------- ---------- ---------




                            IMPERIAL PETROLEUM, INC.
                            CONSOLIDATED STATEMENT OF

                                   CASH FLOWS
                                    UNAUDITED

                                                         Three Months Ending

                                                      31-Jan-00        31-Jan-99

Net cash provided by (used in)                        -$282,629        -$175,018
operations

Net cash provided by (used in) investing activities:

           Capital additions and property
           acquisitions                                       0                0
           Dispositions                                       0                0
           Other                                         -7,334         -134,757
                                                         ------         --------
           Total                                         -7,334         -134,757

Net cash provide by (used in) financing activities:

           Repurchase of common stock                         0                0
           Issuance of common stock                       6,000            9,755
           Deferred Revenue                             150,000          150,000
           Notes payable                                      0                0
           Notes payable-related party                   24,000           26,000
           Paid-in                                      109,398          123,200
                                                        -------          -------
           Capital
           Total                                        289,398          308,955

Decrease in cash and equivalents                            434              819
Cash and cash equivalents at beginning of period           -596           -1,415
Cash and cash equivalents at end of period                 1030              596


Supplemental disclosures of Cash Flow Information

           Interest                                      20,362           22,458
Cash paid  Income taxes                                       0                0
during the period for:

For the purposes of cash flows, the Company considers all highly liquid debt instruments Purchased with a maturity of three months or less to be cash equivalents.


PART I - FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.

                   Notes to Consolidated Financial Statements
                                    Unaudited
                                January 31, 2000

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

The Company entered into negotiations with Asia Pacific Capital Corporation, a merchant banking firm located in Sydney, Australia, to provide project financing for its mining and energy projects in connection with an equity infusion. If completed under the present structure, Asia Pacific would acquire 20 million shares of the Company's restricted common stock in exchange for $12 million and a commitment to project finance up to $47 million of the Company's mining and energy projects. Based upon the most recent information provided by Asia Pacific, the equity infusion should complete during January 2000. Asia Pacific has provided the Company with a loan commitment of $50 million to finance an oil and natural gas acquisition that is under review by the Company and expects to complete the equity infusion during March 2000. The Company expects to complete its negotiation with the seller of the oil and natural assets during April 2000. The Company has signed the loan commitment from Asia Pacific, however, final documentation is not expected until April 2000.

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

(3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of January 31, 1999, the Company had a total of 6 notes payable to individuals and private companies totaling $943,004, including principal and accrued interest thereon, of which $842,437 was with its Chairman and President. During the quarter ended January 31, 2000 the Company retired approximately $155,398 in debt through the issuance of restricted common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     GENERAL

RESULTS OF OPERATIONS

The following is a discussion of the results of operations of the Company for the three months and the six months ended January 31, 1999. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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

Three Months Comparison
-----------------------
Quarter ended January 31, 2000 compared to Quarter ended January 31, 1999. Revenues for the three months ending January 31, 2000 were $23,064 compared to $37,762 for the comparable quarter ended January 31, 1999 and reflects revenue from the Company's sublease of office space and interest income on notes receivable from affiliates. The decrease in revenues is the result of the termination of sublease agreements with Wexford Technology, Inc. and RealAmerica Co. and the write-off of certain debts owed the Company by Wexford. Any future revenues will result from the start-up of mining operations or from new oil and gas acquisitions.

Production and mining operating expenses were $0 for the quarter ended January 31, 2000 compared to $0 for the quarter ended January 31, 1999. No significant operations were conducted during the quarter. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine.

General and administrative costs remained about the same with costs of $55,431 for the three months ending January 31, 2000 compared to $61,343 for the same period a year earlier and primarily reflects the level of normal G&A expenses. G &A should continue to increase as the Company begins continuous mining operations and initiates a corporate public relations campaign. Interest expense for the quarter increased from $18,360 in 1999 to $20,362 for the same period in 2000 and reflects the higher borrowings by the Company from private debt sources.

The Company had an after-tax net income loss of $52,728 ($0.004 per share) for the quarter ended January 31, 2000 compared to a net loss of $41,941 ($0.005 per share) for the comparable quarter a year earlier. The increase in net loss in income is attributable primarily to increased interest costs and less revenue generated from the sublease of office space. The Company does not expect to generate significant income until its mining operations are in production.

Six Months Comparison
---------------------
Six Months ended January 31, 2000 compared to Six Months ended January 31, 1999. Revenues for the six months ending January 31, 2000 were $30,099 compared to $68,850 for the comparable period ended January 31, 1999 and reflects revenue from the Company's sublease of office space and interest income on notes receivable from affiliates. The decrease in revenues is the result of the termination of sublease agreements with Wexford Technology, Inc. and RealAmerica Co. and the write-off of certain debts owed the Company by Wexford. Any future revenues will result from the start-up of mining operations or from new oil and gas acquisitions.

Production and mining operating expenses were $0 for the six months ended January 31, 2000 compared to $0 for the period ended January 31, 1999. No significant operations were conducted during the period. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine.

General and administrative costs remained about the same with costs of $125,415 for the six months ending January 31, 2000 compared to $123,519 for the same period a year earlier and primarily reflects the level of normal G&A expenses. G &A should continue to increase as the Company begins continuous mining operations and initiates a corporate public relations campaign. Interest expense for the period increased from $32,521 in 1999 to $42,820 for the same period in 2000 and reflects the higher borrowings by the Company from private debt sources.

The Company had an after-tax net income loss of $138,136 ($0.010 per share) for the six months ended January 31, 2000 compared to a net loss of $87,190 ($0.010 per share) for the comparable period a year earlier. The increase in net loss in income is attributable primarily to increased interest costs and less revenue generated from the sublease of office space. The Company does not expect to generate significant income until its mining operations are in production.

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

The Company has entered into negotiations with Asia Pacific Capital Corporation, a merchant banking firm headquartered in Sydney, Australia, to provide an equity infusion of $12 million in connection with project financing of up to $47 million. Asia Pacific has provided a firm loan commitment to the Company of $50 million to finance an oil and natural gas acquisition that the Company is attempting to negotiate. The principals of Asia Pacific have indicated funding of the equity infusion should occur in March 2000. No agreements have been signed between the Company and Asia Pacific yet. If the transaction completes, Asia Pacific would become the Company's principal shareholder. There can be no assurance that Asia Pacific will complete the equity purchase and, absent the equity purchase, would remain interested in providing the financing under the terms of its financing commitment.

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

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal and accrued interest $842,436 as of January 31, 2000. These funds have been used to initiate the Company's mining activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At January 31, 2000, the Company had current assets of $373,176 and current liabilities of $1,522,706, which resulted in negative working capital of $1,149,530. The negative working capital position is comprised primarily of notes payable to shareholders and related parties totaling $815,599, accrued salaries and expenses totaling $663,807. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2000. The previously discussed transactions with Asset Capital and Asia Pacific, if successful, will provide the Company with sufficient funds to pursue its mining and other ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell certain of its assets to meet its obligations.

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

Item 2.          Changes in Securities. Not applicable.

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

Dated:      April 14, 2000