Form 10-Q
period 2000-04-30
IMPERIAL PETROLEUM INC
filed 2000-05-10
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549






                                    FORM 10-Q

                            ANNUAL REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                     ACT OF
                                      1934
                                For the Quarterly
                           Period Ended April 30, 2000

                           TRANSITION REPORT PURSUANT
                             TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                               For the transition
                            period from_____ to______

                          Commission file number 0-9923



                            IMPERIAL PETROLEUM, INC.

             (Exact name of registrant as specified in its charter)





            Nevada                                               95-3386019
            ------                                               ----------
 (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            identification No.)


100 NW Second Street                                              (47708)
Suite 312                                                         Zip Code
Evansville, Indiana


                         Registrant's telephone number,

                       including area code (812) 424-7948

                                 Not Applicable
                    (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____

                  On April 30, 2000, there were 13,504,165 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                              Ended April 30, 2000

PART I - FINANCIAL INFORMATION


      Item 1.

Financial Statements.
                                                                            Page

Consolidated Balance Sheets as of
July 31, 1999 and April 30, 2000                                             5-6

Consolidated Statements of Operations for the
three months and the nine Months
ended April 30,2000 and 1999.                                                 7

Consolidated  Statements  of Cash  Flows for the
three and nine  months  ended April 30, 2000 and 1999.                        8

Notes to Consolidated Financial Statements                                    9

      Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of Operations.                                16


PART II - OTHER INFORMATION


     The information called for by Item 1. Legal Proceedings, Item
     2. Changes in Securities, Item 3. Default Upon Senior Securities,
     Item 4. Submission of Matters to a Vote of Security Holders, Item
     5. Other Information and Item 6. Exhibits and Reports on Form 8-
     K have been omitted as either inapplicable or because the answer
     thereto is negative.                                                     21


SIGNATURES                                                                    22

            Cautionary Statement Regarding Forward Looking Statements

In the interest of providing the Company's stockholders and potential investors with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Although any forward looking statements contained in this Form 10-Q or otherwise expressed on behalf of the Company are, to the knowledge and in the judgement of the officers and directors of the Company, expected to prove to come true and to come to pass, management is not able to predict the future with absolute certainty. Forward looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of commodity prices, changes in interest rates and capital market conditions, competition, risks inherent in the Company's operations, the inexact nature of interpretation of seismic and other geological, geophysical, petrophysical and geochemical data, the imprecise nature of estimating reserves and such other risks and uncertainties as described from time to time in the Company's periodic reprots and filings with the Securities and Exchange Commission. Accordingly stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

                                     PART I

                              FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                           UNAUDITED - April 30, 2000

                                                      30-Apr-00        31-Jul-99
ASSETS

Current Assets

            Cash                                  $        (34)        $  1,415
            Accounts Receivable -other                 319,803            3,000
            Other current assets                        60,964           60,964
            Total                                      380,733           65,379

Property, Plant and Equipment

            Other depreciable equipment                  5,166            5,166
            Mining claims, options and
            costs                                       41,760           41,760
            Accumulated depreciation                      (369)            (369)

            Net property, plant and                     46,557           46,557
            equip.

Other Assets

            Investment in subsidiary                 1,754,209        1,754,209
            Accounts receivable-related party          152,498                0
            Other assets                                63,694           81,764
            Total other assets                       1,970,401        1,836,003

TOTAL ASSETS                                       $ 2,397,691      $ 1,947,939
                                                   -----------      -----------

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                           UNAUDITED - April 30, 2000

                                                    30-Apr-00          31-Jul-99

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities

            Accounts payable                        $114,625            $41,051
            Accounts payable-other                         0                  0
            Accrued expenses                         715,872            558,487
            Notes payable                             90,902            187,500
            Notes payable-related party              742,747            696,997

            Total current liabilities              1,664,146          1,484,035

Non-current Liabilities

            Unearned revenue                         597,441            297,441
            Notes payable, less current portion            0                  0

            Total non-current liabilities            597,441            297,441

Stockholder's Equity

            Common stock                              84,926             69,170
            Additional paid-in capital             4,583,073          4,350,475
            Treasury stock                        -1,468,677         -1,468,677
            Retained earnings                     -3,063,216         -2,784,508
            Unrealized loss on marketable                  0                  0
                                                           -                  -
            securities

            Total stockholder's equity               136,104            166,463

Total Liabilities and Stockholder's Equity       $ 2,397,691        $ 1,947,939
                                                 -----------        -----------

                             IMPERIAL PETROLEUM,INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    UNAUDITED

                                              Three Months           Nine Months
                                                 Ending                Ending

                                        30-Apr-00 30-Apr-99  30-Apr-00 30-Apr-99

Operating Income:

    Oil and gas revenue                   $    -      $  -         $0        $0
    Management and fee income              8,622    35,120     38,721   103,970

    Total operating income                 8,622    35,120     38,721   103,970

Operating Expenses:

    Oil and gas lease operations               0         0          0         0
    Dry Hole costs                             0         0          0         0
    Mining operating expense                   0         0          0         0
    General and administrative expense    57,057    61,775    182,468   185,293
    Depreciation and depletion                 0         0          0         0

    Total operating expense               57,057    61,775    182,468   185,293

Income/Loss from operatio                -48,435   -26,655   -143,747   -81,323

Other Income/expense

    Interest expense                      20,815    21,088     63,635    53,609
    Gold certificate income-net                0         0          0         0
    Loss on marketable                         0         0          0         0
    Loss on write-down of mining equipment     0         0          0         0
    Gain/ loss on sale of assets               0         0          0         0


    Total other income/expense            20,815    21,088     63,635    53,609

Net Loss Before Income Taxes             -69,250   -47,743   -207,382  -134,933

Provision for Income Taxes

    Current                                    0         0          0         0
    Deferred                                   0         0          0         0

    Total benefit from income taxes            0         0          0         0



Net Income/Loss                      $ (69,250)  $(47,743) ($207,382) $(134,933)


Income/Loss per share                  ($0.005)  ($0.005)   ($0.015)  ($0.015)

Weighted average shares outstanding   13,504,165 9,780,250 13,504,165 8,930,250
                                      ---------- --------- ---------- ---------

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                    UNAUDITED


                                                        Nine Months Ending
                                                      30-Apr-00       30-Apr-99

Net cash provided by (used in)                        -$496,060       -$150,714
operations

Net cash provided by (used in) investing activities:
            Capital additions and property                    0               0
            acquisitions
            Dispositions                                      0               0
            Other                                      -142,092        -155,000
            Total                                      -142,092        -155,000


Net cash provide by (used in) financing activities:

            Repurchase of common stock                        0               0
            Issuance of common stock                     15,755          20,000
            Deferred Revenue                            300,000               0
            Notes payable                                     0          22,000
            Notes payable-related party                  49,250               0
            Paid-In Capital                             232,598         110,000
            Total                                       597,603         302,000

Increase (Decrease) in cash and equivalents              -1,449          -3,714
Cash and cash equivalents at beginning of period         -1,415          -7,839
Cash and cash equivalents at end of                         -34           4,124
period

Supplemental disclosures of Cash Flow Information

            Interest                                          0               0
            Cash paid during the
            period for: Income Taxes                          0               0

For the purposes of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION


                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements

                                    Unaudited
                                 April 30, 2000

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

Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI"), Phoenix Metals, Inc., a Texas corporation ("Phoenix"), SilaQuartz Mining Company Ltd. ("SilaQuartz"), an Ohio Limited Liability Company. , and Oil City Petroleum, Inc. ("Oil City"), an Oklahoma corporation. Premier was sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998. The Company acquired 90% control of Oil City effective August 31, 1998. The Company formed Global/Imperial Joint Venture, Inc. on March 3, 2000 and presently owns 50% of the capital stock.

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

On September 8, 1998 the Company entered into an Agreement to hypothecate for a period of 3.5 years a substantial amount of its in-ground gold reserves to Asset Capital LLC, a Colorado corporation, in exchange for the payment of a total of $65 million. Under the terms of the Agreement, the Company has the right to mine, extract and sell the gold recovered from the claims hypothecated during the period. In addition, Asset Capital, has the right to request the hypothecation of additional gold reserves through the payment of an additional $75 million. Asset Capital is delinquent under the terms of the Agreement in paying the Company. Under the terms of the Agreement the Company had the right to cancel the Agreement at any time for non-payment. The Company has cancelled the Asset Capital agreement.

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

The Company entered into negotiations with Asia Pacific Capital Corporation, a merchant banking firm located in Sydney, Australia, to provide project financing for its mining and energy projects in connection with an equity infusion. If completed under the present structure, Asia Pacific would acquire 20 million shares of the Company's restricted common stock in exchange for $12 million and a commitment to project finance up to $47 million of the Company's mining and energy projects. Based upon the most recent information provided by Asia Pacific, the equity infusion should complete during the fourth quarter. Asia Pacific has provided the Company with a loan commitment of $50 million to finance an oil and natural gas acquisition that is under review by the Company. The Company has signed the loan commitment from Asia Pacific, however, final documentation is not expected until after completion of the equity infusion.

On March 3, 2000 the Company formed a new corporation domiciled in Nevada named Global/Imperial Joint Venture, Inc. The new company is owned 50% by Imperial and 50% by Lamont Harvey Stanley Global Enterprises LLC. and was formed for the purpose of completing a private placement of debt to fund the facilities required for the expansion of its Duke Gold Mine and to allow the Company to acquire and develop oil and natural gas drilling projects in the United States. The new company will own a 50% interest in the Duke Gold Mine, subject to completion of the funding and subsequent additional mining acreage acquired under an Area of Mutual Interest. The private placement ahs been approved by the lender and the Company is awaiting the final terms and conditions of the debt instrument to arrange a closing. In the event that the terms are unacceptable to the Company and the transaction is not closed, the Company expects to have the balance of the stock re-assigned from Lamont Harvey Stanley Global Enterprises LLC and will use reserve the Company for future use.

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

(3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of April 30, 2000, the Company had a total of 6 notes payable to individuals and private companies totaling $982,569, including principal and accrued interest thereon, of which $868,987 was with its Chairman and President.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     GENERAL

RESULTS OF OPERATIONS

The following is a discussion of the results of operations of the Company for the three months and the nine months ended April 30, 2000. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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




Three Months Comparison

Quarter ended April 30, 2000 compared to Quarter ended April 30, 1999. Revenues for the three months ending April 30, 2000 were $8,622 compared to $35,120 for the comparable quarter ended April 30, 1999 and reflects revenue from the Company's sublease of office space and interest income on notes receivable from affiliates. The decrease in revenues is the result of the termination of sublease agreements with Wexford Technology, Inc. and RealAmerica Co. and the write-off of certain debts owed the Company by Wexford. Any future revenues will result from the start-up of mining operations or from new oil and gas acquisitions.

Production and mining operating expenses were $0 for the quarter ended April 30, 2000 compared to $0 for the quarter ended April 30, 1999. The Company expects its operating expenses for mining operations to increase significantly upon the continuous operations on the Duke Gold Mine.

General and administrative costs were $57,057 for the three months ending April 30, 2000 and $61,775 for the same period a year earlier and primarily reflects the level of normal G&A expenses. G &A should continue to increase as the Company begins continuous mining operations and initiates a corporate public relations campaign. Interest expense for the quarter decreased from $21,088 in 1999 to $20,815 for the same period in 2000 and reflects the exchange of debt for common stock and is offset additional borrowings during the quarter by the Company from private debt sources.

The Company had an after-tax net income loss of $69,250 ($0.005 per share) for the quarter ended April 30, 2000 compared to a net loss of $47,743 ($0.005 per share) for the comparable quarter a year earlier. The Company does not expect to generate significant income until its mining operations are in production.

Nine Months Comparison

Nine months ended April 30, 2000 compared to Nine months ended April 30, 1999. Revenues for the nine months ending April 30, 2000 were $38,721 compared to $103,970 for the comparable period ended April 30, 1999. The decrease in revenues reflect the loss of management fee income and the sublease income for certain of the Company's office space. Any significant future revenues will result from the start-up of mining operations on the Duke Gold Mine.

Production and mining operating expenses were $0 for the period ended April 30, 2000 compared to $0 for the period ended April 30, 1999. No significant operations were conducted during the period. The Company expects its operating expenses for mining operations to increase significantly upon the continuous operations of its various mining projects.

General and administrative costs were $182,468 for the six months ending April 30, 2000 and $185,293 for the same period a year earlier and reflects the anticipated level of the Company's activity until operations are commenced. G & A should increase significantly as the Company begins continuous mining operations and initiates a corporate public relations campaign. Interest expense for the period increased from $53,609 in 1999 to $63,635 in 2000 due to increased borrowings.

The Company had an after-tax net income loss of $207,382 ($0.015 per share) for the nine months ended April 30, 2000 compared to a net loss of $134,933 ($0.015 per share) for the comparable period a year earlier. The increase in the net loss reflects primarily a decrease in revenues as a result of the loss of certain sublease revenues. The Company does not expect to generate significant income until mining operations are commenced.



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

Presently the Company is active in several mining activities, which will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to each project on an annual basis and the timing of the development of each project. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, management believes the Company will need to raise capital from outside sources during fiscal 2000. The Company has entered into negotiations with Asia Pacific

Capital Corporation, a merchant banking firm headquartered in Sydney, Australia, to provide an equity infusion of $12 million in connection with project financing of up to $47 million. Asia Pacific has provided a firm loan commitment to the Company of $50 million to finance an oil and natural gas acquisition that the Company is attempting to negotiate. The principals of Asia Pacific have indicated funding of the equity infusion should occur in May 2000. No agreements have been signed between the Company and Asia Pacific yet. If the transaction completes, Asia Pacific would become the Company's principal shareholder. There can be no assurance that Asia Pacific will complete the equity purchase and, absent the equity purchase, would remain interested in providing the financing under the terms of its financing commitment.

As a result of the acquisition of control of Oil City and the subsequent sale of Oil City's assets to Comanche, the Company owns 5,481,901 shares of the restricted common stock of Comanche. At current market prices those shares are valued at approximately $2.5 million. The Company expects to use the Comanche shares as collateral in seeking a working capital loan to initiate operations at the Duke Gold Mine or in the pursuit of oil and gas acquisitions. The shares owned by the Company in Comanche are restricted from sale under Rule 144 of the Securities Act, and as such there can be no assurance that a bank will accept the shares as collateral or that sufficient borrowing capacity can be obtained to allow operations to begin. In the event that bank financing cannot be obtained using the Comanche shares, the Company may seek to sell all or a part of those shares to raise capital.

The Company intends to continue to pursue each of the above transactions in an effort to finance its operations, however, in the event that the funds from Asia Pacific are not received or are not received timely or in the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

Although the timing of expenditures for the Company's mining activities are distributed over several months, the Company anticipates its current working capital will be insufficient to meet its capital expenditures. Furthermore, since the fees generated from the Company's participation in the program with FSI/Merrion are unpredictable in both timing and magnitude and because there can be no assurance that FSI/Merrion will continue to be able to market its product, the Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining companies. While the Company has sold, subject to certain conditions, unprocessed silica ore in an effort to provide working capital funds to complete the various engineering and marketing studies required prior to the construction of a processing plant, Merrion is currently delinquent in its payments. The Company believes it will need to access outside capital in order to construct the facilities necessary to begin profitable operations. There can be no assurance that the Company will be successful in its efforts to locate outside capital or that the funds to be provided by Asia Pacific will be received timely, if at all, and as a result the level of the Company's planned mining activities may need to be curtailed, deferred or abandoned entirely. The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of and mining activity achieved by the Company. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels and that additional funds will be required.

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal and accrued interest $868,988 as of April 30, 2000. These funds have been used to initiate the Company's mining activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At April 30, 2000, the Company had current assets of $380,733 and current liabilities of $1,664,146, which resulted in negative working capital of $1,283,413. The negative working capital position is comprised primarily of notes payable to shareholders and related parties totaling $833,649, accrued salaries and expenses totaling $715,872. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2000. The previously discussed transactions with Asia Pacific, if successful, will provide the Company with sufficient funds to pursue its mining and other ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell certain of its assets to meet its obligations.



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

Dated:  May 11, 2000