Form 10-K
period 2000-07-31
IMPERIAL PETROLEUM INC
filed 2001-02-22
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549

  (Mark One)

                                    FORM 10-K

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
      X                     SECURITIES EXCHANGE ACT OF
                                      1934
                     For the fiscal year ended July 31, 2000

                                   TRANSITION
                     REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                       For
                    the transition period from_____ to______

                          Commission file number 0-9923


                            IMPERIAL PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)



            Nevada                                        95-3386019
(State or other jurisdiction of                (IRS Employer identification No.)
incorporation or organization)



                              100 NW Second Street
                                    Suite 312
                            Evansville, Indiana 47708







                         Registrants telephone number,
                       including area code (812) 424-7948

               Securities registered pursuant to Section 12(b) of
                                 the Act: None.
               Securities registered pursuant to Section 13(g) of
                                    the Act:

                    Common Stock. $0.006 par value per share
                                (Title of class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation K is not contained herein, and will not be contained to the best of the Registrants knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.________

     On July 3l, 2000, there were 12,504,165 shares of the Registrant's common stock issued and outstanding.

     The aggregate market value of the Registrant's voting stock held by non-affiliates is $588,809. See Item5. Market for Registrant's Common Stock and Related Stockholder Matters.

                       Documents Incorporated by Reference
                                      NONE

                            IMPERIAL PETROLEUM, INC.

                                    FORM 10-K

                        FISCAL YEAR ENDED JULY 3 l, 2000
                                TABLE OF CONTENTS

PART I
                                                                         Page
Item 1. Business                                                          1.
Item 2. Properties                                                        1.
Item 3. Legal Proceedings                                                13.
Item 4. Submission of Matters to a Vote of Security Holders              13.

PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters                                    14.

Item 6. Selected Financial Data                                          14.

Item 7. Management's Discussion and Analysis of Financial Condition      14.
          And Results of Operations

Item 8. Financial Statements and Supplementary Data                  F-1 to F-7.

Item 9. Changes In and Disagreements with Accountants on Accounting
          And Financial Disclosure                                       18.



PART III

Item 10. Directors and Executive Officers of the Registrant              19.

Item 11. Executive Compensation                                          20.


Item 12. Security Ownership of Certain Beneficial
           Owners and Management                                         21.
 .
Item 13. Certain Relationships and Related Transactions                  21.

PART IV

Item 14.  Exhibits, Financial Statement Schedules,
            and Reports On Form 8-K                                      25.

Signature                                                                26.

PART I

Item 1. Business and Item 2. Properties

Definitions
As used in this Form 10-K

     "Mcf" means thousand cubic feet, "MMcf" means million cubic feet and "Bcf"' means billion cubic feet "Mcfe" means thousand cubic feet equivalent, "Mmcfe" means million cubic feet equivalent and "Bcfe" means billion cubic feet equivalent. "Bbl" means barrel, "MBbls" means thousand barrels and "MMBbls" means million barrels. "BOE" means equivalent barrels of oil and "MBOE" means thousands equivalent barrels of oil. Unless otherwise indicated herein. natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit. Natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil

     The term "gross" refers to the total leasehold acres or wells in which the Company has a working interest. The term "net" refers to gross leasehold acres or wells multiplied by the percentage working interest owned by the Company. "Net production" means production that is owned by the Company less royalties and production due others.

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

     Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI"), Phoenix Metals, Inc., a Texas corporation ('"Phoenix") , and Oil City Petroleum, Inc. ("Oil City"), an Oklahoma corporation. Premier was sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City effective August 31, 1998 as an investment.

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

     At July 31,2000, the Company had completed the acquisition of 90% control of Oil City Petroleum, Inc. a Tulsa, Oklahoma based energy producer and Oil City had subsequently sold its primary oil and gas assets to Comanche Energy, Inc. ("Comanche"). As a result, the Company became a significant shareholder in Comanche. The Company does not presently operate any oil and natural gas properties directly.



Historical Background

     The Company was incorporated on January 16, 1981 and is the surviving member of a merger between itself, Imperial Petroleum, Inc., a Utah corporation incorporated on June 4, 1979 ( "Imperial-Utah"), and Calico Exploration Corp., a Utah corporation incorporated on September 27, 1979 ("Calico"). The Company was reorganized under a Reorganization Agreement and Plan and Article of Merger dated August 31, 1981 resulting in the Company being domiciled in Nevada.

     On August 11, 1982, Petro Minerals Technology, Inc. ("Petro"), a 94% -owned subsidiary of Commercial Technology Inc. ("Comtec") acquired 58% of the Company"s common stock. Petro assigned to the Company its interests in two producing oil and gas properties in consideration for 5,000,000 shares of previously authorized but unissued shares of common stock of the Company and for a $500,000 line of credit to develop these properties. Petro has since undergone a corporate reorganization and is now known as Petro Imperial Corporation. On August 1,1988 in an assumption of assets and liabilities agreement, 58% of the Company's common stock was acquired from Petro by Glauber Management Co., a 100% owned subsidiary of Glauber Valve Co., Inc.

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

     The Company entered into negotiations during fiscal 1999 with Asia Pacific Capital Corporation, a merchant banking firm located in Sydney, Australia, to provide project financing for its mining and energy projects in connection with an equity infusion. If completed under the present structure, Asia Pacific would acquire 20 million shares of the Company's restricted common stock in exchange for $12 million and a commitment to project finance up to $47 million of the Company's mining and energy projects. Asia Pacific has encountered difficulties in securing its funds to complete the proposed transaction, however, the Company continues to work with Asia Pacific in furtherance of the original proposed structure. No assurances can be given that Asia Pacific will complete its funding and if completed will elect to finalize its plans to purchase shares of stock from the Company.

Subsequent Events

     Subsequent to year end and as a result of capital constraints, the Company decided not to renew its mineral leases on any of its mineral claims except the Duke Gold Mine in Utah. Management believes that the Company should focus all of its resources and efforts into operations of the Duke Gold Mine and into the development of its oil and natural gas business.

     On October 19, 2000 the Company entered into an agreement to sell 5,231,901 shares of the common stock of Comanche Energy, Inc. to Ravello Capital, LLC for $523,190 in cash. Ravello was to pay a total $74,800 in cash to a judgement creditor of the Company and the balance was to be paid to Imperial. Under the transaction, Ravello paid a total of $74,800 to the judgement creditor to satisfy its claims and received delivery of the share certificates inot escrow against delivery of the balance of the funds as agreed. Ravello did not complete the payment to the Company as agreed. The Company filed suit in Federal Court in Tulsa County to terminate the balance of the transaction and retrieve its certificates. (See "Litigation").

     On October 12, 2000 the Company entered into a no-cost option to purchase 42,300 acres of leases in southeastern Indiana from Deka Exploration, Inc. The leases are located in the New Albany Shale Gas Play near Seymore, Indiana. Under the terms of the Agreement, The Company, at its election, can participate in the completion of the initial two wells that have been drilled on the acreage and the drilling of a total of five additional wells prior to making its election to purchase the acreage. During the option phase, the Company would pay 100% of the costs of the completion and drilling operations. Upon its election to continue with the project, the Company would own an 85% working interest in the acreage and would be required to pay acreage costs of $10.00 per acre. The project is scheduled to commence April 2001.


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

Reserves

     Mining


     The following table sets forth estimates as of July 31, 2000 of the mineral reserves net to the Company's interest in each of the Company's claim groups as prepared by independent engineers and geologists and by the Company. These estimates are based upon extensive sampling and testing on the Company's properties and are based on assumptions the Company believes are reasonable regarding production costs, metallurgical recoveries and mineral prices. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company's control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgement. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and that plans for mining could be revised.

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




                               As of July 31.2000
                              Net Mineable Reserves
Claim Group   Location  Acres Gold Grade(oz/ton) Gold(oz) Silver(oz) Copper(lbs)

UFO Mine (l)   Arizona    400              0           0          0      600,000
Duke Mine      Utah     2,240            0.10    4,883,7500       0

      Total             2,640                     4,883,750       0      600,000



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


Principal Areas of Activity: Oil & Natural Gas

     The Company has acquired an option on 42,300 acres of natural gas leases located in the southeastern part of the Illinois Basin in the New Albany Shale Gas Play. Specifically, the leases are located in southeastern Indiana and have remaining primary terms of approximately four years. Deka Exploration Inc. of Oklahoma City, OK originally assembled the acreage block and drilled two wells that are presently cased through the New Albany section and are awaiting completion and fracturing. The Company will own 85% of the acreage and will become the operator. The Company has its corporate office in Evansville, Indiana, some 45 miles from the leases.

     The New Albany Shale has long been known to contain commercial amounts of natural gas and has been produced in this area as far back as the late 1800's. It has been the subject of a number of Department of Energy and other federally funded studies as well as private efforts conducted by a consortium of operators interested in the New Albany and Antrim Shale plays. Recently, with the increase in natural gas prices and the increased demand for natural gas, the New Albany Shale began to attract new attention. As shown on the attached Exhibit I, a number of small operators are actively developing the New Albany in this portion of the play. The primary benefits to the Imperial/Deka acreage position in this area of the New Albany are the shallow depths encountered (less than 1,000 feet), good zone thickness (100-150 ft.) and excellent access to natural gas pipelines (Exhibit II). Recent horizontal drilling efforts in the Corydon, Indiana area some 20 miles southeast of the Imperial/Deka acreage have been extremely encouraging with producing rates reported in excess of 1,000 mcf per day.

     Initially, the Company plans to complete, fracture stimulate and test the existing two wells and drill and complete 5 new wells at a total cost of approximately $1 million. Upon successful completion of this early phase of drilling and production, the Company expects to begin a continuous drilling program to develop as many as 250 wells on the acreage. Offset information and engineering and geologic studies indicate that an average New Albany Shale Gas well will produce at a rate of 100-200 mcf per day after de-watering of the formation and will recover approximately 0.5 Bcf of natural gas. The Company expects to recover approximately 90 Bcf of natural gas net to its 85% working interest over the life of the wells and generate a present value discounted at 10% of $109.6 million after deducting development costs of $20.8 million. The project expects to generate an overall rate of return in excess of 50% and a return on capital of 5 to 1.

Competition


     The acquisition of mining claims prospective for precious metals or other minerals or oil and natural gas leases is subject to intense competition from a large number of companies and individuals. The ability of Company to acquire additional leases or additional mining claims could be curtailed severely as a result of this competition.

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


Regulation


     Federal, state and local authorities extensively regulate the oil and natural gas and mining industry. Legislation affecting these industries is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and natural gas and mining industry and their individual members some of which carry substantial penalties for the failure to comply. The regulatory burden on these industries increases their cost of doing business and consequently, affects their profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.


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

     Oil & Natural Gas. The Company at present owns an option to acquire an 85% interest in 42,300 acres of leases. No title opinions exist on the leases, since it is customary within the industry to conduct title opinions at the time of drilling. Prior to exercising its option, however, the Company will review the validity and recording of the leases at the county courthouses in which the properties are located.


Operational Hazards and Insurance

     The operations of the Company are subject to all risks inherent in the exploration for and operation of oil and natural gas properties, wells and facilities and mines and mining equipment, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of, drilling rigs and equipment, mines, producing facilities or other property or could result in personal injury, loss of life or pollution of the environment. Any such event could result in substantial expense to the Company which could have a material adverse effect upon the financial condition of the Company to the extent it is not fully insured against such risk. The Company carries insurance against certain of these risks but, in accordance with standard industry practices, the Company is not fully insured for all risks either because such insurance is unavailable or because the Company elects not to obtain insurance coverage because of cost Although such operational risks and hazards may to some extent be minimized. no combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in mining operations.



Employees


     The Company employs one person in its Evansville, Indiana office whose functions are associated with management, operations and accounting. The Company uses independent contractors to supervise its mining business.

Item 3. Legal Proceedings.


     The Company filed suit in Federal District Court in Tulsa County, Oklahoma against Ravello Capital LLC on November 20, 2000. The suit alleges breach of contract and seeks to have the contract declared partially performed in the amount of $74,800 and seeks relief in the amount of $488,390 for the unpaid consideration and punitive damages and attorneys fees.


Item 4. Submission of Matters to a Vote of Security Holders.

            None.

PART II


Item 5. Market For Registrant's Common Stock; and Related Stockholder Matters.

     The Company's common stock is traded in the over-the-counter market. From 1984 to 1997 trading had been so limited and sporadic that it was not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company was advised that trading in its shares resumed in September 1997 and the Company's stock was quoted at approximately $0.25 per share in sporadic trading. The approximate present bid price for the Company's common stock is $0. 03 per share and the approximate asked price is $0.11 per share.

     No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

     At July 31, 2000, there are approximately 604 holders of record of the Company's common stock.



Item 6. Selected Financial Data

                        2000      1999      1998      1997      1996      1995
Operating Revenue       0       53,744    60,000    15,955   105,630   114,667

Income(loss)from
continuing
operations         (638,602) (1,006,421) (496,604)  (6,726) (388,089)  (461,186)

Net Income(loss)   (638,602) (1,006,421) (496,604)  (6,726) (276,424)  (702,195)

Net Income(loss)
per share             (0.05)      (0.10)    (0.08)    (0.0)   (.0.01)     (0.03)

Total Assets      1,426,813   1,947,939 1,948,979  722,530 3,552,369  4,887,842

Stockholder's
Equity             (673,594)    166,463   572,644   91,666 1,163,278  1,462,035

Cash Dividends Paid
per Common Share           0        0       0              0      0          0

Number of
Outstanding Shares
  (weighted)    12,560,958:9,627,006:6,138,819:13,357,111:24,927,938:24,026,841

Item 7. Management's Discussion and Analysis of the Financial Condition and Results of Operations.

Results of Operations

     The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales., (iii) the level of lease operating expenses and (iv) the level of and interest rates on borrowings. The Company will need to rely on the initiation operations on its mining ventures and its oil and natural gas operations to generate cash flow and future profits. The same factors listed above will apply to the sale of minerals and metals mined by the Company as well as oil and natural gas produced by the Company. As the Company initiates production on its mining properties, results of operations will be affected by:
(i) commodity prices for copper and gold. (ii) the quantity and quality of the ores recovered and processed and (iii) the level of operating expenses associated with the mining operations.

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

     Development of its oil and natural gas leases will subject the Company's revenues to the fluctuations inherent in the energy business for the last several years. Crude oil and natural gas prices have reached record highs during the last several months and expectations are that prices for these commodities will remain above prior levels in the future. Current crude oil prices as posted on the New York Mercantile Exchange (NYMEX) are in the $23.00 to $25.00 per barrel range while natural gas prices have reached highs of $9.00 per MMBTU during the winter months of 2000. The Company expects energy prices to continue to be volatile in the future.

     Year ended July 31, 2000 compared to year ended July 31, 1999. Total revenues for the Company for the year ended July 31, 1999 were $53,544 compared to no revenues during the year ended July 31, 2000. The Company expects its revenues to remain marginal until it begins continuous operations on the Duke Mine planned for summer 2001 or until it begins operations on its New Albany Shale Project in April 2001.

     Operating expenses for the year ended July 31, 2000 were $7,407 compared to $119,649 for the same period a year earlier and reflect the startup of operations in the environmental business during the prior year in contrast to the lack of any appreciable operations during the current fiscal year. The Company does not expect to incur substantial operating expenses until its mining or oil and natural gas operations are in continuous operation. General and administrative expenses decreased from $570,012 for the year ended July 31, 2000 to $839,393 for the year ended July 31, 1999 and reflects the reduced expenses associated with the environmental business, the Duke Gold Mine pilot plant operation and funding of engineering and other overhead costs associated with the SilaQuartz silica mining project from the prior year The Company expects the level of its general and administrative expenses to remain high until advance studies and other planning is completed and the mine and oil and natural gas project is in continuous operation.


     The Company incurred an after tax net loss of $638,602 ($0.05 per share) for the year ended July 31, 2000 compared to an after tax net loss of $1,006,421 ($0.10 per share) for the prior year. The decrease in the loss is a result of the write-down of the Company's mining claims of $1,329,474 and an decrease in general and administrative expenses of $269,381 from the prior year. The Company does not expect to generate a profit until its mining or oil and natural gas operations are in continuous production.

     Year ended July 31, 1999 compared to year ended July 31, 1998. Total revenues for the Company for the year ended July 31, 1999 were $53,744 compared to $60,000 for the year ended July 31, 1998 and reflects management fees as a result of the Company's subleases on its office space and the revenues associated with the Company's environmental subsidiary. The Company expects its revenues to remain marginal until it begins continuous operations on the Duke Mine planned for summer 2000 or until it completes an oil and natural gas acquisition.

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








Capital Resources and Liquidity.

     The Company's capital requirements relate primarily to its mining activities and the expansion of those activities and the development of its oil and natural gas business. Prior to the change in control, the Company funded its very limited activities from cash flow. The Company, through its subsidiaries, had established credit facilities with a bank to facilitate the funding of its operations. As a result of the sale of its Premier Operating subsidiary in October, 1996, the Company retired its principal bank debt and no longer has access to financing from that source.

     As a result of the inability of the Company to raise capital, Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah. As a result, the Company is active in only one mine that will require significant capital expenditures. In addition, Management determined that the Company should position itself in a high-profile natural gas project in an effort to attract capital, and as a result, the Company was able to negotiate a no-cost option on 42,300 acres of leases in the New Albany Shale Gas Play at a time prior to the most recent run-up in natural gas prices. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. In the case of the New Albany Shale Project, the Company will be required to be in a position to commit to the development of Phase I of the project by April 2001 or the project will be forfeited. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, Management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, Management believes the Company will need to raise capital from outside sources during fiscal 2001.

     The Company entered into negotiations in 2000 with Asia Pacific Capital Corporation, a merchant banking firm headquartered in Sydney, Australia, to provide an equity infusion of $12 million for the purchase of 20 million shares of the Company's restricted common stock and would provide project financing of up to $47 million. The principals of Asia Pacific have indicated funding of the equity infusion should occur in February 2001. No agreements have been signed between the Company and Asia Pacific yet. If the transaction completes, Asia Pacific would become the Company's principal shareholder. There can be no assurance that Asia Pacific will complete the equity purchase.

     As a result of the acquisition of control of Oil City and the subsequent sale of Oil City's assets to Comanche, the Company owned 5,481,901 shares of the restricted common stock of Comanche. The Company entered into a transaction with Ravello Capital LLC in order to raise cash to pay off a judgement creditor, its private, non-affiliate noteholders and to raise capital for its New Albany Shale Project. As discussed previously, Ravello paid the judgement creditor, however, has failed to complete the balance of the transaction and the Company has filed suit against Ravello for breach of contract, among other things. As a result, Management does not believe the block sale of the Comanche shares to Ravello will complete and the Company is considering seeking a new buyer.

     The Company intends to continue to pursue each of the above transactions in an effort to finance its operations, however, in the event that the funds from Asia Pacific are not received or are not received timely or in the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

     Although the timing of expenditures for the Company's mining and oil and natural gas activities are distributed over several months, the Company anticipates its current working capital will be insufficient to meet its capital expenditures. The Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining or oil and natural gas companies. There can be no assurance that the Company will be successful in its efforts to locate outside capital or that the funds to be provided by Asia Pacific will be received timely, if at all, and as a result the level of the Company's planned mining and oil and natural gas activities may need to be curtailed, deferred or abandoned entirely.

The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of and mining activity achieved by the Company. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels and that additional funds will be required.

     The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining or oil and natural gas activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal and accrued interest $744,547 as of July 31, 2000. These funds have been used to initiate the Company's mining activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

     At July 31, 2000, the Company had current assets of $180 and current liabilities of $1,796,048, which resulted in negative working capital of $1,795,868. The negative working capital position is comprised primarily of notes payable to shareholders and related parties totaling $744,547, accrued salaries and expenses totaling $755,460 and third party notes payable of
$119,500. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining or oil and natural gas activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2001. The previously discussed transaction with Asia Pacific, if successful, will provide the Company with sufficient funds to pursue its mining and oil and natural gas ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell or abandon certain of its assets to meet its obligations.

Seasonality

     The results of operations of the Company are somewhat seasonal due to seasonal fluctuations in the ability to conduct mining operations in certain areas, resulting in lower production volumes and due to fluctuations in energy prices due to seasonal variations. To date these variations have been minimal. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results, which may be realized on an annual basis. As operations commence and production is realized on its mining and oil and natural gas properties, these influences will become more significant.

Inflation and Prices

     The Company's revenues and the value of its mining and oil and natural gas properties have been and will be affected by changes in copper and gold prices. And the prices for crude oil and natural gas. The Company's ability to obtain additional capital on attractive terms is also substantially dependent on the price of these commodities. Prices for these commodities are subject to significant fluctuations that are beyond the Company's ability to control or predict.

Item 8. Financial Statements and Supplementary Data.

            Audited Financial Statements of Imperial Petroleum, Inc.


Independent Auditor's Report                                               F-1
Consolidated Balance Sheets as of July 31, 2000 and 1999                   F-2
Consolidated Statements of Operations for the years ended
  July 31, 2000, 1999 and 1998                                             F-3
Consolidated Statements of Stockholder's Equity for the years
  Ended July 31, 2000, 1999 and 1998                                       F-4
Consolidated Statements of Cash flows for the years ended
  July 31, 2000, 1999 and 1998                                             F-5
Notes to Consolidated Financial Statements                                 F-7


Item9. Changes in and Disagreements with Accountants on Accounting
         And Financial Disclosure.

             Not applicable.



PART III



Item 10. Directors and Executive Officers of Registrant.

Directors and Executive Officers

     The following table sets forth certain information regarding the directors, executive officers and key employees of the Company.

      Name             Age                                  Position

Jeffrey T. Wilson       47                      Director, Chairman of the Board,
                                           President and Chief Executive Officer

Malcolm W. Henley       49                                   Director

Stacey D. Smethers      32                                   Director, Secretary


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

     Stacey D. Smethers has been a Director of the Company since July 1995. Mrs. Smethers was Executive Assistant to the President of Enpro, Inc. and Marketing Representative for LaTex Resources, Inc., an affiliate of the Company. Mrs. Smethers has seven years of varied experience in the oil and gas industry including assignments in marketing, administration and petroleum land management.


Section 16(a) Reporting Deficiencies

     Section 16(a) of the Securities and Exchange Act of 1934 ("Exchange Act") requires the Company's directors and officers and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5 with the Securities and Exchange Commission (the 'SEC') and the National Association of Securities Dealers ('NASD'). Such persons are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file.

     Based upon a review of From 3, 4 and 5 filings made by the Company's officers and directors during the past fiscal year ended July 31, 2000 under
Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

Item 11. Executive Compensation.

     The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company's Chairman of the Board, President and Chief Executive Officer and (2) other compensation paid to officers and directors of the Company. Except as provided in the table below, during the three fiscal years ended July 31, 2000, 1999 and 1998 (I) no restricted stock awards were granted, (ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

     The Company began accruing salary due to Jeffrey T. Wilson in January 1994. To date no actual salary payments have been made to Mr. Wilson.

                           SUMMARY COMPENSATION TABLE


                                                                Long Term Awards
                           Annual Compensation                       Warrants
Name and Principal
Position                 Year         Salary     Bonus                # shares

Jeffrey T. Wilson        2000       $ 125,000      --                   ----
                         1999       $ 125,000      --                   ----
                         1998       $ 125,000      --                   ----


Malcolm W. Henley        2000           ---        --                   ----
                         1999           ---        --                   ----
                         1998           ---        --                   ----


Stacey D. Smethers       2000           ---        --                   ----
                         1999           ---        --                   ----
                         1998           ---        --                   ----





     None of the executive officers listed received perquisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officers.




Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of July 31, 2000, the Company has 12,504,165 issued and outstanding shares of common stock, not including 20,000,000 shares of stock issued but not delivered pending the closing of the Asia Pacific transaction that are subject to cancellation if closing does not occur.. The following table sets forth, as of July 31, 2000, the number and percentage of shares of common stock of the Company owned beneficially by (I) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company's common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31,2000, the Company had approximately 604 holders of common stock of record.

                               Number of Shares
Name of Beneficial Owner       Beneficially Owned              Percent of Class

Jeffrey T. Wilson (1)          3,236,114                                  25.9%

Malcolm W. Henley (2)            583,333                                   4.7%

Stacey D. Smethers (3)            83,333                                   0.7%

All officers and directors
as a Group (3 people)          3,902,780                                  31.2%

HN Corporation(4)              1,252,858                                  10.0%

Gene Moser(5)                  1,128,521                                   9.0%

Total officers, directors
and 5% shareholders             ,866,957                                  46.9%


(1) The mailing address of Mr. Wilson is 100 NW Second Street, Suite 312, Evansville, Indiana 47708. Includes 417,202 shares owned by HN Corporation in which Mr. Wilson owns 33.3%. Does not include 50,000 shares held in Trust by Old National Bank for Mr. Wilson's children.

(2) The mailing address of Mr. Henley is 8111 E. 93rd Street, Suite 2205, Tulsa, OK 74133.

(3) The mailing address of Stacey D. Smethers is 4813 Rustic Road, Sand Springs, Oklahoma 74063.

(4) The mailing address of HN Corporation is 800 N. Green River Rd., Evansville, IN 47715.

(5)  Mr. Moser's mailing address is PO Box 476, Bluffton, IN 47614.


Item 13. Certain Relationships and Related Transactions.

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $744,547 in principal and accrued interest as of July 31, 2000.

HN Corporation, a private retail company owned by Mr. Wilson and his wife, has made unsecured loans to the Company which total $29,500 in principal and accrued interest as of July 31, 2000.


The Company leases office space and office services, including telephones, copiers, and office supplies at its headquarters office to HN Corporation at the rate of $1,000 per month.

PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements (See Item 8. Financial Statements and Supplementary Data):

     Financial Statements of Imperial Petroleum, Inc.

     Reports of Independent Public Accountants;

     Consolidated Balance Sheets as of July 31, 2000 and 1999;

     Consolidated Statements of Operations for the years ended July 31, 2000,
       1999, and 1998;

     Consolidated Statements of Stockholder Equity for the years ended
       July 31, 2000, 1999, and 1998;

     Consolidated Statements of Cash Flows for the years ended
       July 31, 2000, 1999, and 1998;

     Notes to Consolidated Financial Statements.


     Supplemental Financial Information

     Schedule II - Amounts Receivable from Related Parties. Other Schedules are omitted as they are not required.


(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal year ended July 31, 2000.


(c)  Exhibits. None.


3.1 Certificate of Incorporation of the Registrant incorporated herein by reference to Exhibit -~ of the Form 10.

3.2 Bylaws of the Registrant incorporated herein by reference to Exhibit B of the Form 10.

4. Instruments defining the rights of security holders, including indentures. Not applicable.

9.   Voting Trust Agreement. Not applicable.

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



                                     Imperial Petroleum, Inc.
Date: February ____, 2001            /s/  Jeffrey T. Wilson
                                     Jeffrey T. Wilson, President
                                     and Chief Executive Officer



     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                   Title                             Date


/s/ Jeffrey T. Wilson       President and Chief Executive     Februuary ___,2001
Jeffrey T. Wilson            Officer (Principal Executive
                             Officer) and Director

                        Consolidated Financial Statements





                    IMPERIAL PETROLEUM, INC. and SUBSIDIARIES


                          July 31, 2000, 1999 and 1998

                            IMPERIAL PETROLEUM, INC.

                                       and

                                  SUBSIDIARIES




                                  CONSOLIDATED

                              FINANCIAL STATEMENTS

                          AS OF JULY 31, 2000 and 1999

                                       and

                               FOR THE YEARS ENDED

                          JULY 31, 2000, 1999 and 1998

                                       and

                          INDEPENDENT AUDITOR'S REPORT

                            IMPERIAL PETROLEUM, INC.

                          July 31, 2000, 1999, and 1998




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

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Imperial Petroleum, Inc.
Evansville, Indiana


We have audited the accompanying consolidated balance sheets of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 2000 and 1999 and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended July 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

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





                                                 BRISCOE, BURKE & GRIGSBY LLP
                                                 Certified Public Accountants



January 15, 2001
Tulsa, Oklahoma

                            IMPERIAL PETROLEUM, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                             July 31, 2000 and 1999


ASSETS                                                   2000            1999
                                                      ----------      ----------
Current assets:
  Cash                                                $      180      $    1,415
  Accounts receivable - other                                 --           3,000
  Inventories (Note 2)                                        --          60,964
  Other current assets                                        --              --
                                                      ----------      ----------

    Total current assets                                     180          65,379
                                                      ----------      ----------


Property, plant and equipment
  (Notes 1, 2, and 4):
   Mining claims, options and
     development costs less impairment                    41,760          41,760
      Equipment                                            5,166           5,166
      Acquisition in progress (Note 14)                    4,000              --
                                                      ----------      ----------

                                                          50,926          46,926
                                                      ----------      ----------

  Less: accumulated depreciation                           1,107             369

  Net property, plant and equipment                       49,819          46,557
                                                      ----------      ----------

Other assets:

  Notes receivable - related parties
    (Note 3)                                             138,713              --
  Notes receivable - other (Note 3)                       21,119              --
  Intangibles - net (Note 2)                                  --          81,794
  Investments - securities
    (Notes 2 and 11)                                   1,216,982       1,754,209
                                                      ----------      ----------

     Total other assets                                1,376,814       1,836,003
                                                      ----------      ----------


     TOTAL ASSETS                                     $1,426,813      $1,947,939
                                                      ==========      ==========


LIABILITIES and STOCKHOLDERS' EQUITY                     2000            1999
                                                      ----------      ----------
     Current liabilities:
       Accounts payable                              $   176,541    $    41,051
       Accrued expenses (Note 18)                        755,460        558,487
       Notes payable (Note 6)                            119,500        187,500
       Notes payable - related parties
           (Note 7)                                      744,547        696,997
                                                     -----------    -----------

         Total current liabilities                     1,796,048      1,484,035
                                                     -----------    -----------

Noncurrent liabilities:
        Unearned revenue - noncurrent
           (Note 17)                                     304,359        297,441
        Deferred income taxes (Note 5)                        --             --
                                                     -----------    -----------
        Total noncurrent liabilities                     304,359        297,441
                                                     -----------    -----------

Stockholders' equity:
   Common stock of $0.006 par value
        Authorized 50,000,000 shares;
        12,504,165 issued in 2000 and
        11,528,230 shares in 1999                         75,025         69,170
      Paid-in capital                                  3,791,520      4,350,476
      Accumulated deficit                             (3,352,940)    (2,714,338)

      Accumulated other comprehensive income            (607,395)       (70,168)
       Treasury stock, at cost
        (652,290 shares in 2000 and
        1,652,290 shares in 1999)                       (579,804)    (1,468,677)
                                                     -----------    -----------

           Total stockholders' equity (deficit)         (673,594)       166,463
                                                     -----------    -----------

         Commitments and contingencies
           (Note 9)                                           --             --
                                                     -----------    -----------
           TOTAL LIABILITIES and
             STOCKHOLDERS'
           EQUITY (DEFICIT)                          $ 1,426,813    $ 1,947,939
                                                     ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                For the Years Ended July 31, 2000, 1999 and 1998

                                                          2000           1999           1998
                                                      ------------    -----------    -----------
Operating income:
  Management fees                                     $         --    $        --    $    60,000
  Environmental service revenues                                --         53,744             --
                                                      ------------    -----------    -----------

    Total operating income                                      --         53,744         60,000

Operating expenses:
  Cost of goods sold                                            --        110,529             --
  Mining lease operating expense                                --          9,120         69,152
  Research and development                                   7,407             --             --
  Impairment loss (Note 4)                                      --      1,329,474             --
  General and administrative expenses                      570,012        839,393        561,266
  Depreciation, depletion and amortization (Note 2)            738          9,775             --
                                                      ------------    -----------    -----------

    Total operating expenses                               578,157      2,298,291        630,418
                                                      ------------    -----------    -----------

Loss from operations                                      (578,157)    (2,244,547)      (570,418)
Other income and (expense):
  Interest expense                                        (101,758)      (113,297)       (76,915)

  Interest income                                           11,213             --         38,921
  Other income                                              30,100         61,500             --
  Gold certificate income - net (Note 13)                       --             --        188,996
  Loss on write-down of securities                              --             --        (77,188)
  Gain (loss) on sale of assets (Note 16)                       --      1,289,923             --
                                                      ------------    -----------    -----------

Net loss before income taxes                              (638,602)    (1,006,421)      (496,604)
                                                      ------------    -----------    -----------

Provision for income taxes:  (Note 5)
  Current                                                       --             --             --
  Deferred                                                      --             --             --
                                                      ------------    -----------    -----------

    Total benefit from income taxes                            --             --             --
                                                      ------------    -----------    -----------

Net loss                                              $   (638,602)   $(1,006,421)   $  (496,604)
                                                      ============    ===========    ===========

Loss per share (Note 2)
                                                      $       (.05)   $      (.10)   $      (.08)
                                                      ============    ===========    ===========



Weighted average shares outstanding                     12,560,958      9,627,006      6,138,819
                                                      ============    ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                Consolidated Statements of Stockholders' Equity

               For the Years Ended July 31, 2000, 1999, and 1998


                                                                                            Accumulated
                                            Common Stock         Additional                     Other                      Total
                                                        Par        Paid-In       Retained   Comprehensive  Treasury    Stockholders'
                                         Shares        Value       Capital        Deficit      Income        Stock        Equity
                                       ----------   ----------   -----------   -----------   ----------   -----------   -----------
Balances at July 31, 1997               5,283,164   $   31,699   $ 2,487,957   $(1,211,313)  $       --   $(1,216,677)  $    91,666

Stock issued for services                 173,575        1,040        87,050            --           --            --        88,090
Stock issued for mining properties
  and equipment                           860,000        5,160       782,340            --           --            --       787,500
Stock issued to pay off debt              153,062          920       101,072            --           --            --       101,992
Net loss for the period                        --           --            --      (496,604)          --            --      (496,604)
                                       ----------   ----------   -----------   -----------   ----------   -----------   -----------

Balances at July 31, 1998               6,469,801       38,819     3,458,419    (1,707,917)          --    (1,216,677)      572,644

Treasury stock issued in contemplation  1,500,000        9,000       243,000            --           --      (252,000)           --
Stock issued for services               1,036,163        6,217       162,937            --           --            --       169,154
Stock issued for equity
   securities (Note 16)                 1,972,266       11,834       382,620            --           --            --       394,454
Stock issued to pay off debt (Note 6)     550,000        3,300       103,500            --           --            --       106,800
Unrealized loss on equity
   securities (Note 11)                        --           --            --            --      (70,168)           --       (70,168)
Net loss for the period                        --           --            --    (1,006,421)          --            --    (1,006,421)
                                       ----------   ----------   -----------   -----------   ----------   -----------   -----------

Balances at July 31, 1999              11,528,230       69,170     4,350,476    (2,714,338)     (70,168)   (1,468,677)      166,463
                                       ----------   ----------   -----------   -----------   ----------   -----------   -----------

Treasury stock issued                          --           --      (771,527)           --           --       888,873       117,346
Stock cancelled                          (650,000)      (3,900)        3,900            --           --            --            --
Stock subscribed                          716,666        4,300       123,200            --           --            --       127,500
Stock issued to pay off interest
   and debt (Note 6)                      909,269        5,455        85,471            --           --            --        90,926
Unrealized loss on equity
   securities (Note 11)                        --           --            --            --     (537,227)           --      (537,227)
Net loss for the period                        --           --            --      (638,602)          --            --      (638,602)
                                       ----------   ----------   -----------   -----------   ----------   -----------   -----------

Balances at July 31, 2000              12,504,165   $   75,025   $ 3,791,520   $(3,352,940)  $ (607,395)  $  (579,804)  $  (673,594)
                                       ==========   ==========   ===========   ===========   ==========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

               For the Years Ended July 31, 2000, 1999 and 1998

                                                                   2000           1999           1998
                                                               -----------    -----------    -----------
Cash flows from operating activities:
  Historical net loss                                          $  (638,602)   $(1,006,421)   $  (496,604)
  Adjustments to reconcile net loss to net cash
        provided by operating activities:
    Depreciation, depletion and amortization                           738          9,775             --
    Expenses paid with common stock                                     --        188,455        115,164
    Impairments                                                         --      1,329,474             --
    Gain on sale                                                        --     (1,429,922)            --
    Write-offs                                                     142,758        495,095             --
    Realized loss on marketable securities                              --             --         77,188
    (Increase) Decrease in accounts receivable - other               3,000         (3,000)       (72,500)
    (Increase) Decrease in notes receivable - related party        (11,213)            --       (353,695)
    (Increase) Decrease in notes receivable - other                (21,120)            --             --
    (Increase) Decrease in inventories                                  --        (60,964)            --
    (Increase) Decrease in other current assets                         --             --        (78,920)
    (Increase) Decrease in other assets                                 --        (91,200)            --
    Increase (Decrease) in accounts payable                        135,490         19,617        (39,321)
    Increase (Decrease) in accounts payable - other                     --             --         61,025
    Increase (Decrease) in accrued expenses                        297,746        216,607        198,225
    Increase (Decrease) in unearned revenue                          6,918        247,441         50,000
                                                               -----------    -----------    -----------

      Net cash used for operating activities                       (84,285)       (85,043)      (539,438)
                                                               -----------    -----------    -----------

Cash flows from investing activities:
  Acquisition in progress                                           (4,000)            --             --
  Purchases of equipment                                                --         (5,167)            --
                                                               -----------    -----------    -----------

     Net cash used for investing activities
                                                               $    (4,000)   $    (5,167)   $        --
                                                               -----------    -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

               For the Years Ended July 31, 2000, 1999 and 1998

                                                                           2000           1999           1998
                                                                       -----------    -----------    -----------
Cash flows from financing activities:
  Increase (Decrease) in notes payable                                 $    39,500    $    62,500    $   125,000
  Increase (Decrease) in notes payable - related parties                    47,550         17,000        425,460
                                                                       -----------    -----------    -----------

    Net cash provided by financing activities                               87,050         79,500        550,460
                                                                       -----------    -----------    -----------

       Net increase (decrease) in cash and cash equivalents                 (1,235)       (10,710)        11,022

Cash and cash equivalents at beginning of year                               1,415         12,125          1,103
                                                                       -----------    -----------    -----------

      Cash and cash equivalents at end of year                         $       180    $     1,415    $    12,125
                                                                       ===========    ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for
    Interest                                                           $        --    $        --    $        --
    Income taxes                                                                --             --             --


Supplemental schedule of noncash investing and financing activities:
  Stock issued for mining equipment and mining claim options           $        --    $        --    $   787,500
  Stock issued for services                                                     --        188,455        115,164
  Stock issued for investment                                                   --      1,429,922             --
  Stock subscribed                                                         127,500             --             --
  Stock cancelled                                                            3,900             --             --
  Rescind agreement on notes payable                                            --             --         74,918
  Unrealized loss on equity securities                                    (537,227)       (70,167)            --
  Write-down of mining claims                                                   --      1,329,474             --
  Write-offs of inventory and intangibles                                  142,758        495,095             --
  Stock issued to extinguish debt                                          208,273             --             --
                                                                       -----------    -----------    -----------

     Total                                                             $   (54,796)   $ 3,372,779    $   977,582
                                                                       ===========    ===========    ===========



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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION

     Organization

     The Company is attempting to obtain capital, through its wholly owned subsidiary, Ridgepointe Mining Company, to continue testing, defining and developing mineral reserves on mining claims it owns or operates in Utah.

     The Company is engaged, through its wholly owned subsidiary Imperial Environmental Company, in developing and marketing water filtration systems to municipalities.

     Financial Condition

     The Company's financial statements for the year ended July 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $638,602 for the year ended July 31, 2000 and as of July 31, 2000 has an accumulated deficit of $3,352,940 and a deficit working capital of $1,795,868.

     Management Plans to Continue As A Going Concern

     The Company believes that it will require outside capital to continue as a going concern. As a result, management entered into the Ravello Capital transaction in an attempt to satisfy the Byrne judgement and to access capital for its New Albany Shale gas project with Deka Exploration. Management believes that it can attract capital to the project from pipeline companies by offering the natural gas to be produced at a discount. With the failure of the Ravello transaction to close, the Company intends to liquidate the Comanche shares in the market over time to provide sufficient funds to operate and to fund the New Albany Shale Project. In addition, Management continues to work with Asia Pacific Capital Corp. and others in an attempt to complete an equity transaction.

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


     Acquisition of Oil City Petroleum, Inc.

     See Note 16.

     Development Stage Companies

     A summary of the financial information of Ridgepointe Mining Company (A Development Stage Company), excluding its wholly owned subsidiary I. B. Energy, Inc., is as follows:

                                      2000           1999           1998
                                  -----------    -----------    -----------

     Current assets               $        --    $        --    $        --
     Net claims and equipment          41,760         41,760        620,434
     Other assets                          --             --             --
                                  -----------    -----------    -----------

       Total assets               $    41,760    $    41,760    $   620,434
                                  ===========    ===========    ===========

                                      2000           1999           1998
                                  -----------    -----------    -----------

     Current liabilities          $   646,694    $   583,952    $   630,632
     Long-term liabilities                 --             --             --
     Common stock                     125,107        125,107        125,107
     Paid-in capital                1,343,886      1,343,886      1,343,886
     Deficit accumulated
       before development stage      (121,953)      (121,953)      (121,953)
     Deficit accumulated during
       development stage           (1,951,974)    (1,889,232)    (1,357,238)
                                  -----------    -----------    -----------

       Total liabilities and
         stockholders' deficit    $    41,760    $    41,760    $   620,434
                                  ===========    ===========    ===========

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (continued)

                                                                        Cumulative
                              2000          1999          1998        From Inception
                          -----------    -----------    -----------   --------------
      Operating
        revenues          $        --    $        --    $        --    $        --
      Miscellaneous
        income                     --             --             --         96,579
                          -----------    -----------    -----------    -----------

         Total income              --             --             --         96,579

      Lease operating
        expenses                   --             --         67,652        162,922
      Impairment loss              --        578,674             --        578,674
      General and
        administrative         56,263        (60,292)        62,361        403,329
                          -----------    -----------    -----------    -----------

         Total expenses        56,263        518,382        130,013      1,144,925

     Net operating loss        56,263       (518,382)      (130,013)    (1,048,346)

     Interest expense          (6,479)       (13,612)       (14,243)      (287,305)
     Gain (Loss) on
       sale/write-down
       of assets                   --             --        191,598       (786,093)
                          -----------    -----------    -----------    -----------

     Net income (loss)
       before income
       taxes                  (62,742)      (531,994)        47,342     (2,121,744)

     Income tax
       benefit                     --             --             --             --
                          -----------    -----------    -----------    -----------

         Net loss         $   (62,742)   $  (531,994)   $    47,342    $(2,121,744)
                          ===========    ===========    ===========    ===========

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (continued)

                                                             Cumulative
                                                           From Inception
                                                           --------------
Cash flows from operating activities:
  Historical net loss                                        $(2,121,744)
  Adjustments to reconcile net loss to net cash
              provided by operating activities:
    Depreciation and depletion                                        --
    Non-cash impairment                                         (578,674)
    Increase in current liabilities                              732,944
                                                             -----------

     Net cash used for operating activities                   (1,967,474)
                                                             -----------

Cash flows from investing activities:
  Mining options, properties and equipment purchased - net       620,434
                                                             -----------

     Net cash used for investing activities                      620,434
                                                             -----------

Cash flows from financing activities:
  Stock issued for funding                                     1,347,040
                                                             -----------

    Net cash provided by financing activities                  1,347,040
                                                             -----------

    Net increase in cash and cash equivalents                         --

    Cash and cash equivalents at inception                            --
                                                             -----------

    Cash and cash equivalents at July 31, 2000               $        --
                                                             ===========


 Supplemental disclosures of cash flow information:
 Cash paid during the period for
     Interest                                                $        --
     Income taxes                                                     --

 Disclosure of accounting policy:
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (continued)

     A summary of the financial information of Imperial Environmental Company (formerly Phoenix Metals, Inc.) (A Development Stage Company) is as follows:

                                        2000         1999         1998
                                     ---------    ---------    ----------

     Current assets                  $      --    $      --    $       --
     Inventories                            --       60,964            --
     Fixed assets - net                  4,060        4,797            --
     Other assets                           --       81,794            --
                                     ---------    ---------    ----------

       Total assets                  $   4,060    $ 147,555    $       --
                                     =========    =========    ==========


                                        2000         1999          1998
                                     ---------    ---------    ----------

     Current liabilities             $ 228,607    $ 221,200    $       --
     Long-term liabilities                  --           --            --
     Common stock                           --           --            --
     Paid-in capital                        --           --            --
     Deficit accumulated during
       development stage              (224,547)     (73,645)           --
                                     ---------    ---------    ----------

       Total liabilities and
         stockholders' deficit       $   4,060    $ 147,555    $       --
                                     =========    =========    ==========

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (continued)


                                                                Cumulative
                             2000        1999         1998    From Inception
                          ---------    ---------    --------- --------------

      Operating
        revenues          $      --    $  53,744    $      --     $  53,744
      Miscellaneous
        income                   --           --           --            --
                          ---------    ---------    ---------     ---------

         Total income            --       53,744           --        53,744

      Operating
        expenses                 --      110,529           --       110,529
      Research and
        development           7,407           --           --         7,407
      General and
        administrative      142,757        7,085           --       149,842
      Depreciation and
        amortization            738        9,775           --        10,513
                          ---------    ---------    ---------     ---------

         Total expenses     150,902      127,389           --       278,291

     Net operating loss    (150,902)     (73,645)          --      (224,547)

     Interest expense            --           --           --            --
                          ---------    ---------    ---------     ---------

     Net income (loss)
       before income
       taxes               (159,902)     (73,645)          --      (224,547)

     Income tax
       benefit                   --           --           --            --
                          ---------    ---------    ---------     ---------

         Net loss         $(150,902)   $ (73,645)   $      --     $(224,547)
                          =========    =========    =========     =========

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (continued)

                                                                    Cumulative
                                                                  From Inception
                                                                  --------------
     Cash flows from operating activities:
       Historical net loss                                           $(224,547)
       Adjustments to reconcile net loss to net cash
                   provided by operating activities:
         Depreciation and amortization                                  10,513
         Increase in other assets                                           --
         Increase in current liabilities                               228,607
                                                                     ---------

          Net cash used for operating activities                        14,573
                                                                     ---------

     Cash flows from investing activities:
       Equipment purchased - net                                       (14,573)
                                                                     ---------

          Net cash used for investing activities                       (14,573)
                                                                     ---------

     Cash flows from financing activities:
       Debt                                                                 --
                                                                     ---------

         Net cash provided by financing activities                          --
                                                                     ---------

         Net increase in cash and cash equivalents                          --

         Cash and cash equivalents at inception                             --
                                                                     ---------

         Cash and cash equivalents at July 31, 2000                  $      --
                                                                     =========


      Supplemental disclosures of cash flow information:
          Cash paid during the period for
          Interest                                                   $      --
          Income taxes                                                      --

     Disclosure of accounting policy:
          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The July 31, 2000, 1999 and 1998 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., and Imperial Environmental Company(formerly Phoenix Metals, Inc.). All significant intercompany accounts have been eliminated.

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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high quality financial institutions and limits the amount of exposure to any one institution. In the case of default of any one financial institution, no cash exists that is not covered by the FDIC. The Company currently operates in the mining and environmental technologies industries. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company has not experienced significant credit losses on trade receivables. The Company performs periodic evaluations of its customers' financial condition and generally does not require collateral.

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

     Revenue Recognition

     Mining and environmental technology revenues will be recognized in the month of sale.

     During the year ended July 31, 1999 the Company recognized revenues of $53,744 from its development stage subsidiary Imperial Environmental Company. It also recognized rental revenues from sublease of its office space of $12,000.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


2.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     Inventories

     Inventories are valued at the lower of cost or market. The average cost method is used for determining the cost or remaining inventories.

     Inventories at July 31 were:

                                                    2000        1999
                                                   -------     -------

          Materials and supplies                   $    --     $ 4,526
          Work-in-process                               --      56,438
                                                   -------     -------

               Total                               $    --     $60,964
                                                   =======     =======

     Property, Equipment, Depreciation and Depletion

     Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of assets. Expenditures which significantly increase values or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation and depletion are eliminated from the respective accounts and the resulting gain or loss is included in current earnings.

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

     The Company has implemented SOP 98-5, as required, for fiscal year July 31, 2000. SOP 98-5 requires that the intangible asset be charged against income rather than carried as an asset and amortized.

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

     Reclassification

     Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


3.   NOTES RECEIVABLE

     Notes receivable was comprised of the following:

                                                      2000        1999
                                                   ---------   ---------

          Common stock subscribed - shareholders   $ 138,713   $      --
          Wexford Technology, Inc.                        --     695,678
          Allowance for bad debts                         --    (695,678)
                                                   ---------   ---------

            Total                                  $ 138,713   $      --
                                                   =========   =========

     Notes receivable to third parties includes $21,199 advanced in 2000 to a party on which the Company's CEO was a note guarantor. No repayment terms have been agreed to. Thus, no interest has been accrued.


4.   PROPERTY, PLANT and EQUIPMENT

     The Company's mining fixed assets consist of the following:

                                                    July 31,     July 31,
                                                     2000          1999
                                                   ---------   -----------

          Mining claims                            $  74,800   $ 1,000,300
          Equipment                                    5,166        37,500
          Mine development costs                      32,634        32,634
          Acquisition in progress                      4,000       300,000
          Impairment reserve                         (65,674)   (1,328,674)
                                                   ---------   -----------

             Total                                 $  50,926   $    41,760
                                                   =========   ===========

          The Company has not completed or updated the necessary reserve studies to determine the metal content of the reserves and the related future production costs which affect the recoverability of the capitalized costs. In addition, the Company's going concern problem, lack of capital and other factors led management to recognize an impairment reserve to reduce the carrying value to management's estimate of the amount recoverable upon ultimate disposition. The Company intends to continue to hold and use the impaired assets.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


5.   INCOME TAXES

     Provisions for income taxes are as follows:

                                       2000          1999          1998
                                   ------------  ------------  ------------
                                                (in thousands)

      Current:
        Federal                    $          -  $          -  $          -
        State                                 -             -             -
                                   ------------  ------------  ------------

                                   $          -  $          -  $          -
                                   ============  ============  ============

      Deferred:
        Federal                    $          -  $          -  $          -
        State                                 -             -             -
                                   ------------  ------------  ------------

                                   $          -  $          -  $          -
                                   ============  ============  ============

     Income taxes differed from the amounts computed by applying the U.S. federal tax rate as a result of the following:

                                              2000       1999       1998
                                            -------    -------    -------
                                                    (in thousands)
      Computed "expected" tax expense
        (benefit)                           $  (160)   $    81    $  (169)
      State income taxes net of federal
        benefit                                  --         --         --
      Increase(Decrease) in valuation
        allowance for deferred tax assets       294        (81)       169
      Other                                    (134)        --         --
                                            -------    -------    -------

        Actual income tax expense           $    --    $    --    $    --
                                            =======    =======    =======

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


5.   INCOME TAXES (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                          2000        1999
                                                        --------    --------
                                                           (in thousands)
     Deferred tax liabilities:
       Property, plant and equipment                    $    122    $    122
       Other                                                  --          --
                                                        --------    --------

            Total deferred tax liabilities                   122         122
                                                        --------    --------

     Deferred tax assets:
          Unrealized loss on securities                      152          18
          Net operating losses                               550         390
       Other                                                   1           1
                                                        --------    --------

         Total deferred tax assets                           703         409
                                                        --------    --------

         Valuation allowance                                (581)       (287)
                                                        --------    --------

         Net deferred tax assets                             122         122
                                                        --------    --------

         Net deferred tax asset (liability)             $     --    $     --
                                                        ========    ========

     A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

     The Company has net operating loss (NOL) carryforwards to offset its earnings of approximately $2,199,000. If not previously utilized, the net operating losses will expire in varying amounts from 2011 to 2014.

     Due to recurring losses and a lack of funding the Company has not been filing its tax returns. Provisions for current and deferred taxes are estimated using known facts. Any differences from actual cannot be determined.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


6.   NOTES PAYABLE

                                                        2000         1999
                                                      --------     --------
     H. N. Corporation, promissory note,
       dated January 20, 1998, principal
       due on demand plus interest
       at 9%                                          $ 39,500     $107,500
     Gary S. Williky, promissory note,
       dated November 24, 1997, principal
       due on demand plus interest
       at 9%                                            40,000       40,000
     Thomas J. Patrick, promissory note,
       dated December 18, 1997, principal
       due on demand plus interest
       at 9%                                            40,000       40,000
                                                      --------     --------

         Total                                         119,500      187,500

     Less:  current portion                            119,500      187,500
                                                      --------     --------

     Long-term notes payable                          $     --     $     --
                                                      ========     ========

     During the year, the Company issued its restricted common stock to extend due dates and partially satisfy principal and accrued interest. However, the notes payable are currently in default. The Company is currently negotiating with the parties to extend or renew notes payable.


     7. NOTES PAYABLE - RELATED PARTY

                                                      2000           1999
                                                    --------       --------

     Officer - 10.0% demand note                    $111,845       $ 64,295
     Officer -  7.5% demand note                     186,353        186,353
     Officer -  9.0% demand note                     446,349        446,349
                                                    --------       --------

                                                    $744,547       $696,997
                                                    ========       ========

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


8.   RELATED PARTY TRANSACTIONS

     The Company has entered into transactions with its chief executive officer, Jeffrey T. Wilson. The Company has been accruing an annual salary of $125,000 for Mr. Wilson. The Company, from time to time, has also entered into loans with its directors, stockholders and related companies (See Notes 3 and 7).

     These transactions were consummated on terms equivalent to those that prevail in arm's length transactions.

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

     Commitments

     See Notes 13 and 17.

10.  BUSINESS SEGMENTS

     The Company's operations involve mining and environmental operations. The following table sets forth information with respect to the industry segments of the Company.

                                             2000        1999        1998
                                           --------    --------    --------
 Revenues:                                          (in thousands)

     Mining                                $     --    $     --    $     --
     Environmental                               --          54          --
        Other                                    --          61          --
                                           --------    --------    --------

            Total revenues                 $     --    $    115    $     --
                                           ========    ========    ========

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


10.  BUSINESS SEGMENTS

                                                  2000      1999      1998
                                                 ------    ------    ------
                                                       (in thousands)
     Identifiable assets:
             Mining                              $   46    $   41    $1,370
             Environmental                            4         5        --
             Other                                1,377     1,902       579
                                                 ------    ------    ------

                                                 $1,427    $1,948    $1,949
                                                 ======    ======    ======

     Depreciation and depletion:
                Mining                           $   --    $   --    $   --
                Environmental                         1        10        --
                                                 ------    ------    ------

                                                 $    1    $   10    $   --
                                                 ======    ======    ======

11.  INVESTMENTS

                                          Unrealized    Unrealized     Carrying
                                 Cost       Gains         Losses        Value
                              ----------   --------     ----------    ----------

     Investment in equity
       securities:

     July 31, 2000:
       Available for sale
         (marked to market)   $1,824,377   $       --   $ (607,395)   $1,216,982

     July 31, 1999:
       Available for sale
       (marked to market)     $1,824,377   $       --   $  (70,168)   $1,754,209


     Investments consist of 5,481,901 shares of Comanche Energy (CMCY), valued less 20% marketability and 20% large block discounts.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


12.  WARRANTS

     During the year 716,666 warrants were exercised at $.19 per share in exchange for notes receivable of $138,713. Currently, the Company has 250,000 warrants, exercisable at $.25, outstanding. These warrants expire November 3, 2002.

13.  GOLD CERTIFICATE INCOME

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

14.  ACQUISITION IN PROGRESS

     The  Company  is  currently  negotiating  to acquire  mining  claims in New
     Mexico.

15.  LEASE OBLIGATIONS

     The Company has a noncancelable operating lease agreement for office space. Total rental expense was $24,128, $22,117 and $20,927 in 2000, 1999 and
     1998, respectively. The Company currently operates under month-to-month terms and subleases part of its office space.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


16.  GAIN ON SALE OF ASSETS

     During the year ended July 31, 1999 the Company acquired a 90% interest in Oil City Petroleum in exchange for 1,972,266 shares of its restricted common stock. All of Oil City's assets were then sold to Comanche Energy, resulting in the Company receiving 5,481,901 restricted shares of Comanche Energy common stock (Note 11). This transaction resulted in a gain of $1,289,923.

     The acquisition of Oil City would have qualified as a pooling of interests acquisition. However, because of the divesture of this subsidiary prior to year end, no pooling of assets, liabilities, stockholder's equity or results of operations is included in these financial statements.

17.  UNEARNED REVENUE

     The Company has received advances for future delivery of silica ore. Total advances as of July 31, 2000 and 1999 were $6,918 and $297,441, respectively. The Company's commitments under these agreements mature as follows for the years ended July 31:

                  2001                       $         --
                  2002                       $     59,488
                  2003                       $    107,079
                  2004                       $    107,079
                  2005                       $     30,713
                  Thereafter                 $         --



     The Company has allowed its silica ore mining claims to lapse, resulting in the default of these agreements.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


18.  ACCRUED EXPENSES

     The Company has accrued expenses as of July 31 as follows:

                                                      2000           1999
                                                    --------       --------

     Accrued officer salary - CEO                   $565,008       $440,008
     Accrued interest on notes                       117,364        116,379
     Accrued damage award (Note 19)                   70,988             --
     Accrued rent                                      2,100          2,100
                                                    --------       --------

                                                    $755,460       $558,487
                                                    ========       ========

     During the year ended July 31, 2000 the Company issued 70,988 shares of its restricted common stock to pay accrued interest and extend maturities of notes payable.

19.  SUBSEQUENT EVENTS

     Subsequent to year end, the Company's investment in 5,481,901 shares of Comanche Energy common stock has decreased in value.

     On September 7, 2000, John P. Byrne received a Judgement Award in Tulsa County against the Company in the amount of $63,602 plus attorneys' fees in the amount of $5,850 and interest of $1,535. Byrne's claim stemmed from a note payable of Wexford Technology, Inc., an affiliate of the Company, that Byrne successfully claimed against Imperial. This amount was accrued for at July 31, 2000 (See Note 18).

     On October 19, 2000 the Company entered into an agreement to sell 5,231,901 shares of the common stock of Comanche Energy, Inc. to Ravello Capital, LLC for $523,190 in cash. Ravello was to pay a total $74,800 in cash to Byrne in satisfaction of its jugement and the balance was to be paid to Imperial. Under the terms of the Agreement, Imperial obtained and delivered the release of Byrne in connection with the payments of its judgement by Ravello and delivered the stock certificates to be purchased by Ravello against payment that was to be made by Ravello to Imperial within three business days. Ravello did not pay Imperial. Imperial placed a "stop transfer" hold on the balance of the shares not paid for by Ravello and has filed suit against Ravello in Federal Court to terminate the balance of the transaction and retrieve its certificates. Under the terms of the transaction, Ravello paid a total of $74,800 to Byrne and the Company believes that Ravello is only entitled to receive 748,000 shares of the Comanche stock.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


19.  SUBSEQUENT EVENTS (continued)

     On October 12, 2000 the Company acquired a no-cost option to purchase 42,300 acres of lease in southeastern Indiana from Deka Exploration, Inc. Under the terms of the Agreement, the Company, at its election, can participate in the completion of the initial two wells and drill a total of five additional wells prior to making its election to purchase the acreage. The Company would own a total working interest of 85% upon its election to continue with the project and would be required to pay acreage costs of $10 per acre. The program is scheduled to begin in April 2001.