Form 10-Q
period 2000-10-31
IMPERIAL PETROLEUM INC
filed 2001-02-23
CIK 355356

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


                                     For the
     X                Quarterly Period Ended October 31, 2000
                                TRANSITION REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                                     For the
                      transition period from_____ to______

                          Commission file number 0-9923



                            IMPERIAL PETROLEUM, INC.

             (Exact name of registrant as specified in its charter)





            Nevada
(State or other jurisdiction                               95-3386019
 of incorporation or organization)             (IRS Employer identification No.)



                              100 NW Second Street
                                    Suite 312
                            Evansville, Indiana 47708


                           Registrant's telephone number,
                         including area code (812) 424-7948


                                   Not Applicable
                    (Former name, former address and former
                   fiscal year, if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____



     On October 31, 2000, there were 12,504,165 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                             Ended October 31, 2000

PART I - FINANCIAL INFORMATION


Item 1.

Financial Statements.
                                                                       Page

Consolidated Balance Sheets as of July 31, 2000
and October 31, 2000                                                    4-5

Consolidated Statements of Operations for the
three months ended October 31,2000 and 1999.                              6

Consolidated Statements of Cash Flows for the three months
ended October 31, 2000 and 1999                                           7


Notes to Consolidated Financial Statements                                8


Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of Operations.                           13


PART II - OTHER INFORMATION


The information called for by Item 1.
Legal Proceedings, Item 2.                                               18
Changes in Securities, Item 3.
Default Upon Senior Securities, Item 4.
Submission of Matters to a Vote of Security Holders, Item 5.
Other Information and Item 6.
Exhibits and Reports on Form 8- K have been omitted as either inapplicable or because the answer thereto is negative.


SIGNATURES                                                                19

                                     Part I


                              Financial Information

                            IMPERIAL PETROLEUM, INC.
                                  CONSOLIDATED
                                  BALANCE SHEET
                          UNAUDITED - October 31, 2000

                                                 31-Oct-00             31-Jul-00
ASSETS
Current Assets
           Cash                                  $   2,756               $   180
           Accounts Receivable -other                6,092                     0
           Other current                             4,300                     0
           assets
           Total                                    13,148                   180

Property, Plant and Equipment

           Other depreciable equipment               5,166                 5,166
           Mining claims, options and               41,760                41,760
           Acquisition In                            4,000                 4,000
           Prog
           Less Accumulated Depr                   (1,107)               (1,107)
           Net property, plant and equipment        49,819                49,819

Other Assets
           Investment in subsidiary              1,208,584             1,216,982
           Accounts receivable-related party       146,275               138,713
           Other non-current assets                 21,119                21,119
           Total other assets                    1,375,978             1,376,814

TOTAL ASSETS                                  $                      $ 1,426,813
                                              1,438,945

                            IMPERIAL PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEET
                            UNAUDITED - October 31, 2000

                                                  31-Oct-00            31-Jul-00

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
          Accounts payable                         $176,541             $176,541
          Accounts payable-other                          0                    0
          Accrued expenses                          809,409              755,460
          Unearned revenue                                0                    0
          Notes payable                             140,500              119,500
          Notes payable-related party               744,547              744,547

          Total current                           1,870,997            1,796,048
          liabilities

Non-current
Liabilities
          Unearned revenue                          304,359              304,359
          Notes payable, less current portion             0                    0

          Total non-current liabilities             304,359              304,359

Stockholder's Equity
          Common stock                               75,025               75,025
          Additional paid-in capital              3,791,520            3,791,520
          Treasury stock                           -579,804             -579,804
          Accumulated                            -3,415,757           -3,352,940
          Other Comprehensive Income               -607,395             -607,395

          Total stockholder's equity               -736,411             -673,594

Total Liabilities and Stockholder's Equity     $  1,438,945          $ 1,426,813

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                 Three Months
                                                    Ending
                                                     31-Oct-00         31-Oct-99

Operating Income:
           Oil and gas revenue                              $0                $0
           Management and fee income                         0             7,035

           Total operating income                            0             7,035

Operating Expenses:
           Oil and gas lease                                 0                 0
           operations
           Dry Hole costs                                    0                 0
           Mining operating expense                      2,204                 0
           General and administrative expense           47,805            69,985
           Depreciation and depletion                        0                 0

           Total operating expense                      50,009            69,985

Income/Loss from operations                            -50,009           -62,950

Other Income/expense
           Interest expense                             12,807            22,458
           Gold certificate income-net                       0                 0
           Loss on marketable                                0                 0
           Gain on retirement of debt                        0                 0
           Loss on write-down of mining equipment            0                 0
           Gain/ loss on sale of                             0                 0
           assets

           Total other income/expense                   12,807            22,458

Net Income (Loss) before tax                           -62,816           -85,408

Provision for Income Taxes
           Current                                           0                 0
           Deferred                                          0                 0
           Total benefit from income                         0                 0
           taxes

Net Income/Loss                                      ($62,816)         ($85,408)

Income/Loss per share                                 ($0.005)          ($0.007)

Weighted average shares outstanding                 12,504,165        12,504,165

                            IMPERIAL PETROLEUM, INC.
                             CONSOLIDATED STATEMENT
                                       OF
                                      CASH FLOWS

                                    UNAUDITED

                                                         Three Months Ending
                                                   31-Oct-00           31-Oct-99

Net cash provided by (used in)                        $1,741           -$175,018
operations

Net cash provided by (used in) investing
activities:
           Capital additions and property                  0                   0
           acquisitions
           Dispositions                                    0                   0
           Other                                      -7,562            -134,757
           Total                                      -7,562            -134,757

Net cash provide by (used in) financing
activities:
           Repurchase of common stock                      0                   0
           Issuance of common stock                        0               9,755
           Deferred Revenue                                0             150,000
           Notes payable                                   0                   0
           Notes payable-related party                     0              26,000
           Paid-in Capital                                 0             123,200
           Total                                           0

Increase/Decrease in cash and                          2,577                 819
equivalents
Cash and cash equivalents at beginning of period        -180              -1,415
Cash and cash equivalents at end of                    2,757                 596
period


Supplemental disclosures of Cash Flow
Information
           Interest                                   18,899              22,458
Cash paid  Income taxes                                    0                   0
during
the
period
for:

     For the purposes of cash flows, the Company considers all highly liquid debt instruments Purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION


                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                October 31, 2000



(1)   General

     The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 2001. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended July 31, 2000.

     Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI"), Phoenix Metals, Inc., a Texas corporation ("Phoenix"). Premier was sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City effective August 31, 1998 as an investment.

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



(3)  NOTES PAYABLE

     The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of October 31, 2000, the Company had a total of 6 notes payable to individuals and private companies totaling $1,073,469, including principal and accrued interest thereon, of which $913,264 was with its Chairman and President.





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

Three Months Comparison

     Quarter ended October 31, 2000 compared to Quarter ended October 31, 1999. Revenues for the three months ending October 31, 2000 were $0 compared to $7,035 for the comparable quarter ended October 31, 1999 and reflects revenue from the Company's sublease of office space and interest income on notes receivable from affiliates. The decrease in revenues is the result of the termination of sublease agreements with Wexford Technology, Inc. and RealAmerica Co. and the write-off of certain debts owed the Company by Wexford. Any future revenues will result from the start-up of mining operations or from new oil and gas activities.

     Production and mining operating expenses were $2,204 for the quarter ended October 31, 2000 compared to $0 for the quarter ended October 31, 1999. No significant operations were conducted during the quarter. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine.

     General and administrative costs were reduced with costs of $50,009 for the three months ending October 31, 2000 compared to $69,985 for the same period a year earlier and primarily reflects the level of normal G&A expenses. G &A should continue to increase as the Company begins continuous mining operations and initiates a corporate public relations campaign. Interest expense for the quarter decreased from $22,458 in 1999 to $12,807 for the same period in 2000 and reflects the retirement in the prior year of certain debt by the Company from private debt sources .

     The Company had an after-tax net loss of $62,816 ($0.005 per share) for the quarter ended October 31, 2000 compared to a net loss of $85,408 ($0.007 per share) for the comparable quarter a year earlier. The decrease in net loss is attributable primarily to decreased interest costs and lower G&A costs, offset by less revenue generated from the sublease of office space. The Company does not expect to generate significant income until its mining operations are in production.


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

     The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining or oil and natural gas activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal and accrued interest $913,264 as of October 31, 2000. These funds have been used to initiate the Company's mining activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

     At October 31, 2000, the Company had current assets of $13,148 and current liabilities of $1,870,997, which resulted in negative working capital of $1,857,849. The negative working capital position is comprised primarily of notes payable to shareholders and related parties totaling $913,264, accrued salaries and expenses totaling $809,409 and third party notes payable of
$140,500. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining or oil and natural gas activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2001. The previously discussed transaction with Asia Pacific, if successful, will provide the Company with sufficient funds to pursue its mining and oil and natural gas ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell or abandon certain of its assets to meet its obligations.

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

Item 4.          Submission of Matters to a Vote of Security Holders . None.

Item 5.          Other Information. Not applicable.

Item 6.          Exhibits and Reports on Form 8-K
                 (a)          Exhibits
                              None.
                 (b)     Current Report on Form 8-K
                              None.

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





Dated:      February 23, 2001