Form 10-Q
period 2001-01-31
IMPERIAL PETROLEUM INC
filed 2001-02-26
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                    FORM 10-Q

                            ANNUAL REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                     ACT OF
                                      1934
                                For the Quarterly
        X                 Period Ended January 31, 2001

                           TRANSITION REPORT PURSUANT
                             TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                               For the transition
                            period from_____ to______

                          Commission file number 0-9923



                            IMPERIAL PETROLEUM, INC.

             (Exact name of registrant as specified in its charter)





Nevada                                                      95-3386019
(State or other jurisdiction                   (IRS Employer identification No.)
of incorporation or organization)


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____



     On January 31, 2001, there were 12,504,165 shares of the Registrant's common stock issued and outstanding.






                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                             Ended January 31, 2001

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.
                                                                            Page

Consolidated Balance Sheets as of July 31, 2000
and January 31, 2001                                                         4-5

Consolidated Statements of Operations for the three months
ended January 31,2001 and 2000.                                                6


Consolidated Statements of Cash Flows for the three months
ended January 31, 2001 and 2000                                                7




Notes to Consolidated Financia lStatements                                     8

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations.                 13


PART II - OTHER INFORMATION


     The information called for by Item 1. Legal Proceedings, Item
     2.Changes in Securities, Item 3. Default Upon Senior Securities,
     Item 4. Submission of Matters to a Vote of Security Holders, Item        18
     5. Other Information and Item 6. Exhibits and Reports on Form 8-
     K have been omitted as either inapplicable or because the answer thereto is negative, except as discussed.


SIGNATURES                                                                    19




















                                     Part I


                              Financial Information



































                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET

                                    UNAUDITED
                               (January 31, 2001)


                                                 31-Jan-01            31-Jul-00
ASSETS
Current Assets
           Cash                                   $ 12,960              $   180
           Accounts Receivable -other               12,317                    0
           Other current assets                      4,925                    0
           Total                                    30,202                  180

Property, Plant and Equipment

           Other depreciable equipment               5,166                5,166
           Mining claims, options and               41,760               41,760
           Acquisition in                            4,000                4,000
           Prog
           Less Accumulated Depr                   (1,107)               (1,107)
           Net property, plant and equipment        49,817               49,819

Other Assets
           Investment in subsidiary              1,191,928            1,216,982
           Accounts receivable-related party       174,955              138,713
           Other non-current assets                      0               21,119
           Total other assets                    1,366,883            1,376,814


TOTAL ASSETS                                  $  1,446,904          $ 1,426,813





















                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                          UNAUDITED - January 31, 2001

                                                       31-Jan-01       31-Jul-00

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
          Accounts payable                              $176,541       $176,541
          Accounts payable-other                               0              0
          Accrued expenses                               864,405        755,460
          Unearned revenue                                     0              0
          Notes payable                                  157,500        119,500
          Notes payable-related party                    744,547        744,547

          Total current                                1,942,993      1,796,048
          liabilities

Non-current
Liabilities
          Unearned revenue                               304,359        304,359
          Notes payable, less current portion                  0              0

          Total non-current liabilities                  304,359        304,359

Stockholder's Equity
          Common stock                                    75,025         75,025
          Additional paid-in capital                   3,791,520      3,791,520
          Treasury stock                                -579,804       -579,804
          Retained earnings                           -3,479,794     -3,352,940
          Other Comprehensive Income                    -607,395       -607,395

          Total stockholder's equity                    -800,448       -673,594

Total Liabilities and Stockholder's Equity          $  1,446,904    $ 1,426,813














                             IMPERIAL PETROLEUM,INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED


                                           Three Months           Six Months
                                               Ending               Ending
                                        31-Jan-01 31-Jan-00  31-Jan-01 31-Jan-00

Operating Income:
Oil and gas revenue                       $    -      $  -         $0        $0
Management and fee income                 18,224    23,064     24,316    30,099

Total operating income                    18,224    23,064     24,316    30,099

Operating Expenses:
Oil and gas lease operations                   0         0          0         0
Dry Hole costs                                 0         0          0         0
Mining operating expense                       0         0          0         0
General and administrative expense        58,517    55,431    108,526   125,415
Depreciation and depletion                     0         0          0         0

Total operating expense                   58,517    55,431    108,526   125,415

Income/Loss from operations              -40,293   -32,367   --84,210   -95,316

Other Income/expense
Interest expense                          23,745    20,362     42,645    42,820
Gold certificate income-net                    0         0          0         0
Loss on marketable                             0         0          0         0
Loss on write-down of mining equipment         0         0          0         0
Gain/ loss on sale of assets                   0         0          0         0

Total other income/expense                23,745    20,362     42,645    42,820

Net Loss Before Income Taxes             -64,038   -52,729   -126,855  -138,136

Provision for Income Taxes
Current                                        0         0          0         0
Deferred                                       0         0          0         0
Total benefit from incoe taxes                 0         0          0         0


Net Income/Loss                        $ (64,038)  (52,729)  (126,855) (138,136)


Income/Loss per share                    ($0.005)  ($0.004)   ($0.009)  ($0.010)

Weighted average shares
 outstanding                         13,504,165 13,504,165 13,504,165 13,504,165




                            IMPERIAL PETROLEUM, INC.
                            CONSOLIDATED STATEMENT OF
                                   CASH FLOWS
                                    UNAUDITED

                                                          Three Months Ending
                                                   31-Jan-01           31-Jan-00

Net cash provided by (used in)                        $2,849          -$282,629
operations

Net cash provided by (used in) investing
activities:
           Capital additions and property                  0                  0
           acquisitions
           Dispositions                                    0                  0
           Other                                     -15,123             -7,334
           Total                                     -15,123             -7,334
Net cash provide by (used in) financing
activities:
           Repurchase of common stock                      0                  0
           Issuance of common stock                        0              6,000
           Deferred Revenue                                0            150,000
           Notes payable                                   0                  0
           Notes payable-related party                     0             24,000
           Paid-in                                         0            109,398
           Capital
           Total                                           0            289,398
Decrease in cash and equivalents                      12,780                434
Cash and cash equivalents at beginning of period        -180               -596
Cash and cash equivalents at end of                   12,960              1,030
period


Supplemental disclosures of Cash Flow                 42,645
Information
           Interest                                                      22,458
Cash paid  Income taxes                                    0                  0
during
the
period
for:

     For the purposes of cash flows, the Company considers all highly liquid debt instruments Purchased with a maturity of three months or less to be cash equivalents.









PART I - FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                January 31, 2001



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

     On August 11, 1982, Petro Minerals Technology, Inc. ("Petro"), a 94% -owned subsidiary of Commercial Technology Inc. ("Comte") acquired 58% of the Company's common stock. Petro assigned to the Company its interests in two producing oil and gas properties in consideration for 5,000,000 shares of previously authorized but unissued shares of common stock of the Company and for a $500,000 line of credit to develop these properties. Petro has since undergone a corporate reorganization and is now known as Petro Imperial Corporation. On August 1,1988 in an assumption of assets and liabilities agreement, 58% of the Company's common stock was acquired from Petro by Glauber Management Co., a 100% owned subsidiary of Glauber Valve Co., Inc.

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



 (3)  NOTES PAYABLE

     The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of January 31, 2001, the Company had a total of 6 notes payable to individuals and private companies totaling $902,047, in principal, of which $744,547 was with its Chairman and President.




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

     Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant downward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $265.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.


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



Three Months Comparison

     Quarter ended January 31, 2001 compared to Quarter ended January 31, 2000. Revenues for the three months ending January 31, 2001 were $18,224 compared to $23,064 for the comparable quarter ended January 31, 2000 and reflects revenue from the Company's sublease of office space and interest income on notes receivable from affiliates. The decrease in revenues is the result of the termination of sublease agreements with Wexford Technology, Inc. and RealAmerica Co. and the write-off of certain debts owed the Company by Wexford. Any future revenues will result from the start-up of mining operations or from new oil and gas acquisitions.

     Production and mining operating expenses were $0 for the quarter ended January 31, 2001 compared to $0 for the quarter ended January 31, 2000. No significant operations were conducted during the quarter. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine.

     General and administrative costs remained about the same with costs of $58,517 for the three months ending January 31, 2001 compared to $55,431 for the same period a year earlier and primarily reflects the level of normal G&A expenses. G &A should continue to increase as the Company begins continuous mining operations and initiates a corporate public relations campaign. Interest expense for the quarter increased from $20,362 in 2000 to $23,745 for the same period in 2001 and reflects the higher borrowings by the Company from private debt sources.

     The Company had an after-tax net loss of $64,038 ($0.005 per share) for the quarter ended January 31, 2001 compared to a net loss of $52,729 ($0.004 per share) for the comparable quarter a year earlier. The increase in net loss in income is attributable primarily to increased interest costs and less revenue generated from the sublease of office space. The Company does not expect to generate significant income until its mining operations are in production.

Six Months Comparison

     Six Months ended January 31, 2001 compared to Six Months ended January 31, 2000. Revenues for the six months ending January 31, 2001 were $24,316 compared to $30,099 for the comparable period ended January 31, 2000 and reflects revenue from the Company's sublease of office space and interest income on notes receivable from affiliates. The decrease in revenues is the result of the termination of sublease agreements with Wexford Technology, Inc. and RealAmerica Co. and the write-off of certain debts owed the Company by Wexford. Any future revenues will result from the start-up of mining operations or from new oil and gas acquisitions.

     Production and mining operating expenses were $0 for the six months ended January 31, 2001 compared to $0 for the period ended January 31, 2000. No significant operations were conducted during the period. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine.

     General and administrative costs remained about the same with costs of $108,526 for the six months ending January 31, 2001 compared to $125,415 for the same period a year earlier and primarily reflects the level of normal G&A expenses. G &A should continue to increase as the Company begins continuous mining operations and initiates a corporate public relations campaign. Interest expense for the period remained about the same also from $42,820 in 2000 to $42,645 for the same period in 2001.

     The Company had an after-tax net loss of $126,855 ($0.009 per share) for the six months ended January 31, 2001 compared to a net loss of $138,136 ($0.010 per share) for the comparable period a year earlier. The increase in net loss in income is attributable primarily to increased interest costs and less revenue generated from the sublease of office space. The Company does not expect to generate significant income until its mining operations are in production.


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

     Subsequent to the end of the quarter, the Company signed an agreement with Kilpatrick & Hart Ltd. of New Jersey to act as agents for the Company in attempting to complete a financing for the Company's capital projects. The initial project under consideration by finance sources arranged by K&H is a $20 million equity credit line for the funding of the New Albany Shale Natural Gas Project. The Company has signed the Authorization to Secure Financing Agreement and has paid a retainer fee to K&H for its efforts in securing the financing. Due diligence is expected to require 30-60 days. There can be no assurance that the terms included in the proposal from K&H will be acceptable or will not be modified, upon the completion of due diligence, and as a result there is no assurance that the K&H transaction will complete as planned.

     The Company intends to continue to pursue each of the above transactions in an effort to finance its operations as well as other sources, however, in the event that the funds from Asia Pacific or the K&H transaction are not received or are not received timely or in the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

     Although the timing of expenditures for the Company's mining and oil and natural gas activities are distributed over several months, the Company anticipates its current working capital will be insufficient to meet its capital expenditures. The Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining or oil and natural gas companies. There can be no assurance that the Company will be successful in its efforts to locate outside capital or that the funds to be provided by Asia Pacific or K&H will be received timely, if at all, and as a result the level of the Company's planned mining and oil and natural gas activities may need to be curtailed, deferred or abandoned entirely. The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of and mining activity achieved by the Company. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels and that additional funds will be required.

     The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining or oil and natural gas activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal and accrued interest $744,547 as of January 31, 2001. These funds have been used to initiate the Company's mining activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

     At January 31, 2001, the Company had current assets of $30,201 and current liabilities of $1,942,993, which resulted in negative working capital of $1,912,792. The negative working capital position is comprised primarily of notes payable to shareholders and related parties totaling $744,547, accrued salaries and expenses totaling $864,405 and third party notes payable of
$157,500. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining or oil and natural gas activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2001. The previously discussed transactions with Asia Pacific or K&H, if successful, will provide the Company with sufficient funds to pursue its mining and oil and natural gas ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell or abandon certain of its assets to meet its obligations.


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


Item 2.          Changes in Securities .Not applicable.

Item 3.          Defaults Upon Senior Securities. Not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders
                   Not Applicable.

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





Dated:      February 26, 2001