Form 10-Q
period 2001-04-30
IMPERIAL PETROLEUM INC
filed 2001-05-23
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                    FORM 10-Q

      X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended April 30, 2001

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from_____ to______

                          Commission file number 0-9923



                            IMPERIAL PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)





           Nevada                                                95-3386019
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            identification No.)


100 NW Second Street
      Suite 312
Evansville, Indiana                                                 47708
                                                                   Zip Code


                         Registrant's telephone number,
                       including area code (812) 424-7948


                                 Not Applicable
                 (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____



On April 30, 2001, there were 13,675,276 shares of the Registrant's common stock issued and outstanding.

                           IMPERIAL PETROLEUM, INC.

                  Index to Form 10-Q for the Quarterly Period
                             Ended April 30, 2001

PART I - FINANCIAL INFORMATION


     Item 1.

Financial Statements.
                                                                       Page

Consolidated Balance Sheets as of July 31, 2000                         5-6
and April 30, 2001

Consolidated Statements of Operations for the three
months and the nine Months ended April 30,2001 and 2000.                  7

Consolidated Statements of Cash Flows for the three and
nine months ended April 30, 2001 and 2000.                                8



Notes to Consolidated Financial Statements                                9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                  16


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.                                          21
     The information called for by Item 2.
     Changes in Securities, Item 3. Default Upon Senior
     Securities, Item 4. Submission of Matters to a Vote
     of Security Holders, Item 5.Other Information and
     Item 6. Exhibits and Reports on Form 8-K have been
     omitted as either inapplicable or because the answer
     thereto is negative.                                                21


SIGNATURES                                                               22

            Cautionary Statement Regarding Forward Looking Statements

In the interest of providing the Company's stockholders and potential investors with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Although any forward looking statements contained in this Form 10-Q or otherwise expressed on behalf of the Company are, to the knowledge and in the judgement of the officers and directors of the Company, expected to prove to come true and to come to pass, management is not able to predict the future with absolute certainty. Forward looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of commodity prices, changes in interest rates and capital market conditions, competition, risks inherent in the Company's operations, the inexact nature of interpretation of seismic and other geological, geophysical, petro-physical and geo-chemical data, the imprecise nature of estimating reserves and such other risks and uncertainties as described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

                                     PART I

                              FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                           UNAUDITED - April 30, 2001

                                                      30-Apr-01     31-Jul-00
ASSETS
Current Assets
          Cash                                       $   11,902          $180
          Accounts Receivable-other                      23,601             0
          Other current assets                                0             0
          Total                                          35,503           180

Property, Plant and Equipment

          Other depreciable equipment                     4,059         5,166
          Mining claims, options and
          development costs                              41,760        41,760
          Acquisition in progress                         4,000         4,000
          Accumulated depr                               (1,107)       (1,107)
          Net property, plant and equip.                 48,712        49,819


Other Assets
          Investment in subsidiary                    1,177,388     1,216,982
          Accounts receivable-related party             161,398       138,713
          Other assets                                   21,119        21,119
          Total other assets                          1,359,905     1,376,814

TOTAL ASSETS                                        $ 1,444,120   $ 1,426,813

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                           UNAUDITED - April 30, 2001

                                                    30-Apr-01       31-Jul-00

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
          Accounts payable                            $89,947        $176,541
          Accounts payable-other                            0               0
          Accrued expenses                            919,582         755,460
          Notes payable                               178,000         119,500
          Notes payable-related                       744,547         744,547
          party

          Total current liabilities                 1,932,076       1,796,048


Non-current Liabilities
          Unearned revenue                            304,359         304,359
          Notes payable, less current                       0               0
          portion

          Total non-current                           304,359         304,359
          liabilities

Stockholder's Equity
          Common stock                                125,025          75,025
          Additional paid-in capital                3,828,114       3,791,520
          Treasury stock                             -579,804        -579,804
          Retained earnings                        -4,164,542      -3,352,940
          Unrealized loss on marketable                     0               0
          securities

          Total stockholder's equity                 -791,207        -673,594

Total Liabilities and                            $ 1,444,120      $ 1,426,813
Stockholder's Equity

                             IMPERIAL PETROLEUM,INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                        Three Months Ending   Nine Months Ending

                                         30-Apr-01 30-Apr-00  30-Apr-0130-Apr-00

Operating Income:
          Oil and gas revenue                $      -  $    -       $0       $0
          Management and fee income             6,359   8,622   30,676   38,721

          Total operating income                6,359   8,622   30,676   38,721

Operating Expenses:
          Oil and gas lease operations              0       0        0        0
          Dry Hole costs                            0       0        0        0
          Mining operating expense                  0       0        0        0
          General and administrative expenses  59,785  57,057  168,311  182,468
          Depreciation and depletion                0       0        0        0

          Total operating expense              59,785  57,057  168,311  182,468

Income/Loss from operations                   -53,426 -48,435 -137,635 -143,747

Other Income/expense
          Interest expense                     23,927  20,815   66,572   63,635
          Gold certificate income-net               0       0        0        0
          Loss on marketable securities             0       0        0        0
          Loss on write-down of mining equipment    0       0        0        0
          Gain/ loss on sale of assets              0       0        0        0


          Total other income/expense           23,927  20,815   66,572   63,635


Net Loss Before Income Taxes                  -77,353 -69,250 -204,207 -207,382

Provision for Income Taxes
          Current                                   0       0        0        0
          Deferred                                  0       0        0        0
          Total benefit from                        0       0        0        0
          income taxes

Net Income/Loss                               (77,353)(69,250)(204,207)(207,382)


Income/Loss per share                         ($0.006)($0.005) ($0.015) ($0.015)

Weighted average shares             13,675,276-13,504,165-13,675,276-16,504,165
outstanding

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                    UNAUDITED

                                                       Nine Months Ending
                                                    30-Apr-00     30-Apr-00

Net cash provided by (used in) operations            -$91,780     -$496,060


Net cash provided by (used in) investing activities:
          Capital additions and property acquisitions       0             0
          Dispositions                                      0             0
          Other                                       -22,685      -142,092

          Total                                       -22,685      -142,092


Net cash provide by (used in) financing activities:
          Repurchase of common stock                        0             0
          Issuance of common stock                     50,000        15,755
          Deferred Revenue                                  0       300,000
          Notes payable                                     0             0
          Notes payable-related party                       0        49,250
          Paid-In Capital                              36,594       232,598

          Total                                       597,603       302,000

Increase (Decrease) in cash and equivalents            -1,449        -1,415
Cash and cash equivalents at beginning of period         -180        -7,839
Cash and cash equivalents at end of period             11,902           -34



Supplemental disclosures of Cash Flow Information
                       Interest                             0             0

Cash paid during the period for:
                       Income Taxes                         0             0

For the purposes of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                 April 30, 2001



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

Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI"), Imperial Environmental Company (formerly Phoenix Metals, Inc., a Texas corporation ("IEC"), and Global/Imperial Joint Venture, Inc., a Nevada corporation (Global/Imperial). Premier was sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City effective August 31, 1998 as an investment and sold its shares in Oil City during the current fiscal year. Global/Imperial was a newly formed company for the purpose of seeking a joint venture partner in the Duke Gold mine.

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

The Company entered into negotiations during fiscal 1999 with Asia Pacific Capital Corporation, a merchant banking firm located in Sydney, Australia, to provide project financing for its mining and energy projects in connection with an equity infusion. If completed under the present structure, Asia Pacific would acquire 20 million shares of the Company's restricted common stock in exchange for $12 million and a commitment to project finance up to $47 million of the Company's mining and energy projects. Asia Pacific has encountered difficulties in securing its funds to complete the proposed transaction, however, the Company continues to work with Asia Pacific in furtherance of the original proposed structure. No assurances can be given that Asia Pacific will complete its funding and if completed will elect to finalize its plans to purchase shares of stock from the Company. Asia Pacific presently believes that it has completed the requirements to finalize its business transaction and has notified the Company it expects to have funds within 30 days. No assurances can be given that the transaction will complete as planned.

Subsequent to year end and as a result of capital constraints, the Company decided not to renew its mineral leases on any of its mineral claims except the Duke Gold Mine in Utah. Management believes that the Company should focus all of its resources and efforts into operations of the Duke Gold Mine and into the development of its oil and natural gas business.

On October 19, 2000 the Company entered into an agreement to sell 5,231,901 shares of the common stock of Comanche Energy, Inc. to Ravello Capital, LLC for $523,190 in cash. Ravello was to pay a total $74,800 in cash to a judgement creditor of the Company and the balance was to be paid to Imperial. Under the transaction, Ravello paid a total of $74,800 to the judgement creditor to satisfy its claims and received delivery of the share certificates into escrow against delivery of the balance of the funds as agreed. Ravello did not complete the payment to the Company as agreed. The Company filed suit in Federal Court in Tulsa County to terminate the balance of the transaction and retrieve its certificates and has received a judgement award against Ravello. (See " Litigation").

On October 12, 2000 the Company entered into a no-cost option to purchase 42,300 acres of leases in southeastern Indiana from Deka Exploration, Inc. The leases are located in the New Albany Shale Gas Play near Seymore, Indiana. Under the terms of the Agreement, The Company, at its election, can participate in the completion of the initial two wells that have been drilled on the acreage and the drilling of a total of five additional wells prior to making its election to purchase the acreage. During the option phase, the Company would pay 100% of the costs of the completion and drilling operations. Upon its election to continue with the project, the Company would own an 85% working interest in the acreage and would be required to pay acreage costs of $10.00 per acre. The project is scheduled to commence May-June 2001.



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



(3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of April 30, 2001, the Company had a total of 6 notes payable to individuals and private companies totaling $922,547, in principal, of which $765,047 was with its Chairman and President.

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

                                     GENERAL

RESULTS OF OPERATIONS

The following is a discussion of the results of operations of the Company for the three months and the nine months ended April 30, 2001. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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




Three Months Comparison

Quarter ended April 30, 2001 compared to Quarter ended April 30, 2000. Revenues for the three months ending April 30, 2000 were $6,359 compared to $8,622 for the comparable quarter ended April 30, 2000 and reflects revenue from the Company's sublease of office space and interest income on notes receivable from affiliates. The decrease in revenues is the result of the termination of sublease agreements with Wexford Technology, Inc. and RealAmerica Co. and the write-off of certain debts owed the Company by Wexford. Any future revenues will result from the start-up of mining operations or from new oil and gas acquisitions.


Production and mining operating expenses were $0 for the quarter ended April 30, 2001 compared to $0 for the quarter ended April 30, 2000. The Company expects its operating expenses for mining operations to increase significantly upon the continuous operations on the Duke Gold Mine.

General and administrative costs were $59,786 for the three months ending April 30, 2001 and $57,057 for the same period a year earlier and primarily reflects the level of normal G&A expenses. G &A should continue to increase as the Company begins continuous mining operations and initiates a corporate public relations campaign. Interest expense for the quarter increased from $20,815 in 2000 to $23,927 for the same period in 2001 and reflects the exchange of debt for common stock and is offset additional borrowings during the quarter by the Company from private debt sources.

The Company had an after-tax net income loss of $77,353 ($0.006 per share) for the quarter ended April 30, 2001 compared to a net loss of $69,250 ($0.005 per share) for the comparable quarter a year earlier. The Company does not expect to generate significant income until its mining operations are in production.



Nine Months Comparison

Nine months ended April 30, 2001 compared to Nine months ended April 30, 2000. Revenues for the nine months ending April 30, 2001 were $30,677 compared to $38,721 for the comparable period ended April 30, 2000. The decrease in revenues reflect the loss of management fee income and the sublease income for certain of the Company's office space. Any significant future revenues will result from the start-up of mining operations on the Duke Gold Mine.

Production and mining operating expenses were $0 for the period ended April 30, 2001 compared to $0 for the period ended April 30, 2000. No significant operations were conducted during the period. The Company expects its operating expenses for mining operations to increase significantly upon the continuous operations of its various mining projects.

General and administrative costs were $168,311 for the six months ending April 30, 2001 and $182,468 for the same period a year earlier and reflects the anticipated level of the Company's activity until operations are commenced. G & A should increase significantly as the Company begins continuous mining operations and initiates a corporate public relations campaign. Interest expense for the period increased from $63,635 in 2000 to $66,572 in 2001 due to increased borrowings.

The Company had an after-tax net income loss of $204,207 ($0.015 per share) for the nine months ended April 30, 2001 compared to a net loss of $207,382 ($0.015 per share) for the comparable period a year earlier. The increase in the net loss reflects primarily a decrease in revenues as a result of the loss of certain sublease revenues. The Company does not expect to generate significant income until mining operations are commenced.


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

As a result of the inability of the Company to raise capital, Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah. As a result, the Company is active in only one mine that will require significant capital expenditures. In addition, Management determined that the Company should position itself in a high-profile natural gas project in an effort to attract capital, and as a result, the Company was able to negotiate a no-cost option on 42,300 acres of leases in the New Albany Shale Gas Play at a time prior to the most recent run-up in natural gas prices. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. In the case of the New Albany Shale Project, the Company will be required to be in a position to commit to the development of Phase I of the project by may-June 2001 or the project will be forfeited. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, Management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, Management believes the Company will need to raise capital from outside sources during fiscal 2001.

The Company entered into negotiations in 2000 with Asia Pacific Capital Corporation, a merchant banking firm headquartered in Sydney, Australia, to provide an equity infusion of $12 million for the purchase of 20 million shares of the Company's restricted common stock and would provide project financing of up to $47 million. The principals of Asia Pacific have indicated funding of the equity infusion should occur in May 2001. No agreements have been signed between the Company and Asia Pacific yet. If the transaction completes, Asia Pacific would become the Company's principal shareholder. There can be no assurance that Asia Pacific will complete the equity purchase.

As a result of the acquisition of control of Oil City and the subsequent sale of Oil City's assets to Comanche, the Company owned 5,481,901 shares of the restricted common stock of Comanche. The Company entered into a transaction with Ravello Capital LLC in order to raise cash to pay off a judgement creditor, its private, non-affiliate noteholders and to raise capital for its New Albany Shale Project. As discussed previously, Ravello paid the judgement creditor, however, has failed to complete the balance of the transaction and the Company has filed suit against Ravello for breach of contract, among other things and has received a judgement award against Ravello. Management of the Company is seeking to collect its judgement and absent collection is seeking the return of the shares and the payment of its legal fees.

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

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining or oil and natural gas activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal and accrued interest $934,385 as of April 30, 2001. These funds have been used to initiate the Company's mining activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At April 30, 2001, the Company had current assets of $35,503 and current liabilities of $1,932,078, which resulted in negative working capital of $1,896,525. The negative working capital position is comprised primarily of notes payable to shareholders and related parties totaling $765,047, accrued salaries and expenses totaling $919,582 and third party notes payable of
$178,000. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining or oil and natural gas activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2001. The previously discussed transactions with Asia Pacific or K&H, if successful, will provide the Company with sufficient funds to pursue its mining and oil and natural gas ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell or abandon certain of its assets to meet its obligations.

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

                                     PART II

                                OTHER INFORMATION





Item 1.        Legal Proceedings.

The Company filed suit in Federal District Court in Tulsa County, Oklahoma against Ravello Capital LLC on November 20, 2000. The suit alleges breach of contract and seeks to have the contract declared partially performed in the amount of $74,800 and seeks relief in the amount of $488,390 for the unpaid consideration and punitive damages and attorneys fees. The Company has been awarded a judgement in the case and is seeking to collect the judgement at the present time.

Item 2.        Changes in Securities .Not applicable.

Item 3.        Defaults Upon Senior Securities. Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders . None.

Item 5.        Other Information. Not applicable.

Item 6.        Exhibits and Reports on Form 8-K
               (a)        Exhibits

                          Not applicable.

               (b)        Current Report on Form 8-K. None.

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





Dated:     May 22, 2001