Form 10-K
period 2001-07-31
IMPERIAL PETROLEUM INC
filed 2001-11-19
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549

  (Mark One)

                                    FORM 10-K

       XX                   ANNUAL REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                     ACT OF
                                      1934
                               For the fiscal year
                               ended July 31, 2001
                                     -------------
                           TRANSITION REPORT PURSUANT
                             TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                               For the transition
                            period from_____ to______

                          Commission file number 0-9923

                            IMPERIAL PETROLEUM, INC.

             (Exact name of registrant as specified in its charter)



          Nevada                                             95-3386019
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                            identification No.)


100 NW Second Street                                               47708
    Suite 312                                                   (Zip Code)
Evansville, Indiana


                         Registrant's telephone number,
                       including area code (812) 867-1433

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

On July 3l, 2001, there were 13,925,276 shares of the Registrant's common stock issued and outstanding.

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates is $638,458. See Item5. Market for Registrant's Common Stock and Related Stockholder Matters.

                       Documents Incorporated by Reference
                                      NONE

                            IMPERIAL PETROLEUM, INC.

                                    FORM 10-K

                        FISCAL YEAR ENDED JULY 3 l, 2001
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
Item 8.  Financial Statements and Supplementary Data            Auditor's Report
                                                                 (F-1 thru F-22)

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

Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI"), Phoenix Metals, Inc., a Texas corporation ("Phoenix") , and Oil City Petroleum, Inc. ("Oil City"), an Oklahoma corporation. Premier and IB Energy, Inc. were sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City effective August 31, 1998 as an investment and sold its interest effective November 28, 2000.

The Company

Imperial Petroleum, Inc., a Nevada corporation ("the Company"), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and has diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company intends to utilize its oil and natural gas assets to support and enhance its mining activities. The Company expects to focus its future growth in both energy and mining ventures. In addition to its activities in the energy and mining businesses, the Company has obtained certain rights to allow it to market certain environmental products.

At July 31,2001, the Company does not operate any active oil and natural gas properties directly, although it remains a significant shareholder of Warrior Resources Inc. (formerly Comanche Energy Inc.) which does operate in the oil and natural gas business. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the prior fiscal year.

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

On October 19, 2000 the Company entered into an agreement to sell 5,231,901 shares of the common stock of Comanche Energy, Inc. to Ravello Capital, LLC for $523,190 in cash. Ravello was to pay a total $74,800 in cash to a judgement creditor of the Company and the balance was to be paid to Imperial. Under the transaction, Ravello paid a total of $74,800 to the judgement creditor to satisfy its claims and received delivery of the share certificates inot escrow against delivery of the balance of the funds as agreed. Ravello did not complete the payment to the Company as agreed. The Company filed suit in Federal Court in Tulsa County to terminate the balance of the transaction and to seek a declaratory judgement against Ravello. The Company received a judgement award in the amount of $448,390. The Company is vigorously pursuing the collection of that judgememt. (See " Litigation").

On October 12, 2000 the Company entered into a no-cost option to purchase 42,300 acres of leases in southeastern Indiana from Deka Exploration, Inc. The leases are located in the New Albany Shale Gas Play near Seymore, Indiana. Under the terms of the Agreement, The Company, at its election, can participate in the completion of the initial two wells that have been drilled on the acreage and the drilling of a total of five additional wells prior to making its election to purchase the acreage. During the option phase, the Company would pay 100% of the costs of the completion and drilling operations. Upon its election to continue with the project, the Company would own an 85% working interest in the acreage and would be required to pay acreage costs of $10.00 per acre. As a result in the recent softness in the price of natural gas, the Company has been unable to secure financing and Deka has notified the Company that its option has expired. Deka continues to be willing to renew the transaction with the Company, subject to prior sale of the property.

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

Subsequent Events:

On August 15, 2001, Mr. Malcolm W. Henley and Mrs. Stacey D. Smethers resigned their positions as directors of the Company to pursue other interests. Their vacancies have been filled with Mrs. Annalee C. Wilson and Mr. Aaron M. Wilson, both family members of the Company's President and Chairman, until new directors are elected at the next shareholder's meeting.

On October 31, 2001, Warrior Resources Inc. (formerly Comanche Energy Inc. and the Company entered into a Compromise and Settlement Agreement to retire the Note Payable by Warrior to Imperial in the original principal amount of $165,000. The Agreement provides for the assignment of certain oil and natural gas properties by Warrior to Imperial with an estimated present value discounted at 10% of $322,800 as determined by independent engineering. Closing is scheduled on or before December 31, 2001, subject to the release of the properties by Warrior's principal lender and the release of Imperial under a Subordination Agreement signed in connection with the Original Note. The Bank's consent has already been obtained.

On October 31, 2001, Imperial and Rx Power, a California corporation signed a non-binding letter of intent wherein the two companies would form a Special Purpose Vehicle ("SPV") for the purpose of obtaining financing for the installation of Rx Power's proprietary electric generator units. Imperial will contribute stock, cash or financing up to the amount of $2,000,000 in five phases for a 45% interest in the cash flow from the SPV and Rx Power will contribute its existing contracts and future marketing efforts to the SPV for a 45% interest in the SPV. The project will be managed by a third party, subject to certain limitations imposed by both companies. The parties are currently
negotiating  a  binding  definitive   agreement  for  the  consummation  of  the
transaction, expected to be completed prior to December 31, 2001. The electricity generator units developed by Rx Power offer cost savings to customers up to 25% from their present electricity source based upon the use of proprietary electronic components and technological advances in the generation of electricity using natural gas. The primary target market for these units, initially, is California.


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

Reserves

     Mining


The following table sets forth estimates as of July 31, 2001 of the mineral reserves net to the Company's interest in each of the Company's claim groups as prepared by independent engineers and geologists and by the Company. These estimates are based upon extensive sampling and testing on the Company's properties and are based on assumptions the Company believes are reasonable regarding production costs, metallurgical recoveries and mineral prices. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company's control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgement. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and that plans for mining could be revised.

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


                                                     As of July 31.2001
                                                     Net Mineable Reserves
Claim Group Location  Acres Gold Grade (oz/ton)  Gold(oz) Silver(oz) Copper(lbs)
----------- --------  ----- -------------------  -------- ---------- -----------
UFO Mine (l)Arizona     400         0               0         0         600,000

Duke Mine   Utah      2,240        0.10          4,883,750    0            0
                      -----        ----          ---------    -            -
Total                 2,640        0.10          4,883,750    0         600,000




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

Oil & Natural Gas. The Company at present does not own any oil and natural gas leases.


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


Item 3. Legal Proceedings.


The Company filed suit in Federal District Court in Tulsa County, Oklahoma against Ravello Capital LLC on November 20, 2000. The suit alleges breach of contract and seeks to have the contract declared partially performed in the amount of $74,800 and seeks relief in the amount of $488,390 for the unpaid consideration and punitive damages and attorneys fees. In connection with the pursuit of collection of its judgement against Ravello, the Company is seeking to have the Comanche certificates returned.


Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                                     PART II


Item 5. Market For Registrant's Common Stock; and Related Stockholder Matters.

The Company's common stock is traded in the over-the-counter market. From 1984 to 1997 trading had been so limited and sporadic that it was not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company was advised that trading in its shares resumed in September 1997 and the Company's stock was quoted at approximately $0.25 per share in sporadic trading. The approximate present bid price for the Company's common stock is $0. .08 per share and the approximate asked price is $0.12 per share.

No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

At July 31, 2001, there are approximately 605 holders of record of the Company's common stock.



   Item 6. Selected Financial Data

                             2001          2000          1999          1998           1997            1996

Operating Revenue            0             0             53,744        60,000         15,955           105,630

Income (loss)
from continuing operations   (376,201)     (638,602)     (1,006,421)   (496,604)      (6,726)         (388,089)

Net Income (loss)            (376,201)     (638,602)     (1,006,421)   (496,604)      (6,726)         (276,424)

Net Income (loss) per share    (0.03)        (0.05)         (0.10)       (0.08)        (0.0)           (.0.01)

Total Assets                  644,323       1,426,813     1,947,939     1,948,979      722, 530       3,552,369

Stockholder's Equity         (1,677,054)   (673,594)        166,463       572,644       91,666        1,163,278

Cash Dividends Paid
per Common Share

Number of Outstanding
Shares (weighted)             13,9144,969   12,560,958     9,627,006    6,138,819      13,357,111    24,927,938



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

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant downward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $275.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

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

Development of its oil and natural gas leases will subject the Company's revenues to the fluctuations inherent in the energy business for the last several years. Crude oil and natural gas prices have reached record highs during the last several months and expectations are that prices for these commodities will remain above prior levels in the future. Current crude oil prices as posted on the New York Mercantile Exchange (NYMEX) are in the $21.00 to $25.00 per barrel range while natural gas prices reached highs of $9.00 per MMBTU during the winter months of 2000, but have settled into the $2.50-$3.50 range. The Company expects energy prices to continue to be volatile in the future.


Year ended July 31, 2001 compared to year ended July 31, 2000. The Company generated no revenues during the year ended July 31, 2001 or the year ended July 2000. The Company expects its revenues to remain marginal until it begins continuous operations on the Duke Mine planned for 2002.

Operating expenses for the year ended July 31, 2001 were $0 compared to $7,407 for the same period a year earlier and reflect the startup of operations in the environmental business during the prior year in contrast to the lack of any operations during the most recent fiscal year. The Company does not expect to incur substantial operating expenses until its mining or oil and natural gas operations are in continuous operation. General and administrative expenses decreased to $285,281 for the year ended July 31, 2001 from $570,012 for the year ended July 31, 2001 and reflects the reduced expenses associated with the environmental business, the Duke Gold Mine pilot plant operation and funding of engineering and other overhead costs from the prior year. The Company expects the level of its general and administrative expenses to remain high until advance studies and other planning is completed and the mine is in continuous operation.

The Company incurred an after tax net loss of $376,201 ($0.03 per share) for the year ended July 31, 2001 compared to an after tax net loss of $638,602 ($0.05 per share) for the prior year. The decrease in the loss is a result of the decrease in general and administrative expenses from the prior year. The Company does not expect to generate a profit until its mining operations are in continuous production.

Year ended July 31, 2000 compared to year ended July 31, 1999. Total revenues for the Company for the year ended July 31, 2000 were $0 compared to $53,744 for the year ended July 31, 1999 and reflects management fees as a result of the Company's subleases on its office space and revenues from the Company's environmental business. The Company expects its revenues to remain marginal until it begins continuous operations on the Duke Mine.

Operating expenses for the year ended July 31, 2000 were $7,407 compared to $119,649 for the same period a year earlier and reflect the operation of the company's environmental business in 1999. The Company does not expect to incur substantial operating expenses until one of its mining operations is in continuous operation. General and administrative expenses decreased dramatically from $839,393 for the year ended July 31, 1999 to $570,012 for the year ended July 31, 2000 and reflects the reduced level of the Company's operations during 2000. The Company expects the level of its general and administrative expenses to remain high until advance studies and other planning is completed and the Duke mine in continuous operation.

The Company incurred an after tax net loss of $638,602 ($0.05 per share) for the year ended July 31, 2000 compared to an after tax net loss of $1,006,421 ($0.10 per share) for the prior year. The decrease in the loss is a result of the lower level of general and administrative expenses for 2000 and the fact that the loss in 1997 was increased by impairment losses attributable to the Company's mining properties and equipment during 1999 of $1,329,474. The Company does not expect to generate a profit until its mining operations are in continuous operations.

Year ended July 31, 1999 compared to year ended July 31, 1998. Total revenues for the Company for the year ended July 31, 1999 were $53,744 compared to $60,000 for the year ended July 31, 1998 and reflects management fees as a result of the Company's subleases on its office space and the revenues associated with the Company's environmental subsidiary. The Company expects its revenues to remain marginal until it begins continuous operations on the Duke Mine.

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

As a result of the inability of the Company to raise capital, Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. In addition, Management determined that the Company should position itself in a high-profile natural gas project in an effort to attract capital, and as a result, the Company was able to negotiate a no-cost option on 42,300 acres of leases in the New Albany Shale Gas Play at a time prior to the most recent run-up in natural gas prices. However, due to the inability of the Company to secure financing for the project and due to the return of modest natural gas prices, the Company has been notified that its option has expired. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, Management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, Management believes the Company will need to raise capital from outside sources during fiscal 2001.

The Company entered into negotiations in fiscal 2000 with Asia Pacific Capital Corporation, a merchant banking firm headquartered in Sydney, Australia, to provide an equity infusion of $12 million for the purchase of 20 million shares of the Company's restricted common stock and would provide project financing of up to $47 million. No agreements have been signed between the Company and Asia Pacific yet. If the transaction completes, Asia Pacific would become the Company's principal shareholder. There can be no assurance that Asia Pacific will complete the equity purchase.

As a result of the acquisition of control of Oil City and the subsequent sale of Oil City's assets to Comanche, the Company owned 5,481,901 shares of the restricted common stock of Comanche. The Company entered into a transaction with Ravello Capital LLC in order to raise cash to pay off a judgement creditor, its private, non-affiliate noteholders and to raise capital for its New Albany Shale Project. As discussed previously, Ravello paid the judgement creditor, however, it failed to complete the balance of the transaction and the Company filed suit against Ravello for breach of contract, among other things. The Company was awarded a monetary judgement in the amount of $448,390 against Ravello and is vigorously pursuing the collection of its judgement.

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

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining or oil and natural gas activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal and accrued interest $687,787 as of July 31, 2001. These funds have been used to initiate the Company's mining activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At July 31, 2001, the Company had current assets of $20,591 and current liabilities of $2,017,018, which resulted in negative working capital of $1,996,427. The negative working capital position is comprised of accounts payable of $188,399, notes payable to shareholders and related parties totaling $687,787, accrued salaries and expenses totaling $958,806 and third party notes payable of $182,026. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining or oil and natural gas activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2002. The previously discussed transaction with Asia Pacific, if successful, will provide the Company with sufficient funds to pursue its mining and oil and natural gas ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell or abandon certain of its assets to meet its obligations.

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

Item 8. Financial Statements and Supplementary Data.

            Audited Financial Statements of Imperial Petroleum, Inc.


Independent Auditor's Report.................................................F-1

Consolidated Balance Sheets as of July 31, 2001 and 2000.....................F-2

Consolidated Statements of Operations for the years
  ended July 31, 2001, 2000 and 1999.........................................F-3

Consolidated Statements of Stockholder's Equity for the
years Ended July 31,2001, 2000 and 1999......................................F-4

Consolidated Statements of Cash flows for the years
ended July 31, 2001, 2000 and 1999...........................................F-5

Notes to Consolidated Financial Statements......................F-7 through F-22


Item9. Changes in and Disagreements with Accountants on Accounting
         And Financial Disclosure.

        Not applicable.

                                    PART III



Item 10. Directors and Executive Officers of Registrant.

Directors and Executive Officers

The following table sets forth certain information regarding the directors, executive officers and key employees of the Company. (Mr. Malcolm W. Henley and Mrs. Stacey D. Smethers, former directors of the Company resigned their director positions effective August 15, 2001 to pursue other interests. As a result, Annalee C. Wilson and Aaron M. Wilson were appointed as directors of the Company until independent directors are elected at the next shareholder's meeting.)

       Name           Age                                  Position
       ----           ---                                  --------
Jeffrey T. Wilson     48                   Director, Chairman of the Board,
                                           President and Chief Executive Officer

Annalee C. Wilson     44                   Director

Aaron M. Wilson       22                   Director, Secretary


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

Annalee C. Wilson has been a Director of the Company since August 2001. Mrs. Wilson is the President of HN Corporation, an affiliate of the Company engaged in the operation of retail franchise outlets in malls selling motivation and inspiration material developed by Successories, Inc. and others and in the operation of a Christian restaurant and gift shop. Mrs. Wilson has an Associate Degree in Nursing from the University of Evansville.

Aaron M. Wilson has been a Director of the Company since August 2001. Mr. Wilson is the Manager of the Successories franchise store owned by HN Corporation in Lexington, Kentucky and is a full time student attending the University of Kentucky. Mr. Wilson is pursuing a dual degree in Business Economics and Political Science.


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

Based upon a review of From 3, 4 and 5 filings made by the Company's officers and directors during the past fiscal year ended July 31, 2001 under Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

Item 11. Executive Compensation.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company's Chairman of the Board, President and Chief Executive
Officer and (2) other compensation paid to officers and directors of the Company. Except as provided in the table below, during the three fiscal years ended July 31, 2001, 2000 and 1999 (I) no restricted stock awards were granted,
(ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

The Company began accruing salary due to Jeffrey T. Wilson in January 1994. To date no actual salary payments have been made to Mr. Wilson.


                           SUMMARY COMPENSATION TABLE


                                                                Long Term Awards
                       Annual Compensation                          Warrants
                       -------------------                          --------

Name and Principal
Position               Year       Salary        Bonus                   # shares

Jeffrey T. Wilson      2001       $ 125,000     -----                   --------
                       2000       $ 125,000     -----                   --------
                       1999       $ 125,000     -----                   --------

Malcolm W. Henley      2001         -------     -----                   --------
                       2000         -------     -----                   --------
                       1999         -------     -----                   --------

Stacey D. Smethers     2001         -------     -----                   --------
                       2000         -------     -----                   --------
                       1999         -------     -----                   --------


None of the executive officers listed received perquisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officers. Annalee C. Wilson Aaron M. Wilson were not directors of the Company during fiscal 2001, and neither received any compensation from the Company during that period.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of July 31, 2001, the Company has 13,925,276 issued and outstanding shares of common stock, The following table sets forth, as of July 31, 2001, the number and percentage of shares of common stock of the Company owned beneficially by
(I) each director of the Company,  (ii) each  executive  officer of the Company,
(iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company's common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31,2001, the Company had approximately 605 holders of common stock of record.

                                 Number of Shares
Name of Beneficial Owner         Beneficially Owned             Percent of Class

Jeffrey T. Wilson (1)                 2,282,248                       16.4%

Annalee C. Wilson(2)                  2,710,634                       19.5%

Aaron M. Wilson (3)                     119,834                        0.9%

Malcolm W. Henley (4)                   583,333                        4.2%

Stacey D. Smethers (5)                  135,000                        0.9%

All officers and directors as a
Group (3  people) at 7/31/2001        5,283,764                       37.9%

All officers and directors as a
Group (3 people)  presently           5,112,716                       36.7%

HN Corporation(6)                     1,282,594                        9.2%

Gene Moser(7)                         1,128,521                        8.1%

Total officers, directors and
5% shareholders                       6,241,237                       44.8%


(1) The mailing address of Mr. Wilson is 100 NW Second Street, Suite 312, Evansville, Indiana 47708. Includes1,855,144 shares held jointly with Mrs. Wilson; inlcudes 427,104 shares owned by HN Corporation in which Mr. Wilson owns 33.3%. Does not include 50,000 shares held in Trust by Old National Bank for Mr. Wilson's children.

(2) The mailing address of Mrs. Wilson is 800 N. Green River Road, Evansville, IN 47715. Includes 1,855,144 shares held jointly with Mr. Wilson; includes 855,490 shares owned by HN Corporation in which Mrs. Wilson owns 66.7%. Does not include 50,000 shares held in Trust by Old national Bank for Mrs. Wilson's children.

(3) The mailing address for Mr. Wilson is 11600 German Pines Drive, Evansville, IN 47725. Includes 16,500 shares held in Trust by Old National Bank.

(4) The mailing address of Mr. Henley is 8111 E. 93rd Street, Suite 2205, Tulsa, OK 74133. Includes 350,000 shares held by the Company as collateral against that certain Note Payable due on or before August 6, 2002 in the principal amount of $129,850.

(5) The mailing address of Stacey D. Smethers is 4813 Rustic Road, Sand Springs, Oklahoma 74063. Includes 82,500 shares held by the Company as collateral against that certain Note Payable due on or before September 15, 2002 in the principal amount of $29,150.

(6) The mailing address of HN Corporation is 800 N. Green River Rd., Evansville, IN 47715. Mrs. Annalee Wilson is the President of HN Corporation, Jeffrey T. Wilson is the Vice President of HN Corporation and Aaron M. Wilson is a director of HN Corporation.

(7) Mr. Moser's mailing address is PO Box 476, Bluffton, IN 47614.

Item 13. Certain Relationships and Related Transactions.

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $687,787 in principal as of July 31, 2001.

HN Corporation, a private retail company owned by Mr. Wilson and his wife, has made unsecured loans to the Company which total $102,026 in principal as of July 31, 2001. Annalee Wilson serves as the President of HN Corporation and owns 66.7% of its common stock, Jeffrey T. Wilson serves as the Vice President and Secretary of HN Corporation and owns 33.3% of its stock and Aaron M. Wilson serves as a director of HN Corporation.

The Company leases office space and office services, including telephones, copiers, and office supplies at its headquarters office to HN Corporation at the rate of $1,000 per month.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ---------------------------------------------------------------

(a)                   Financial Statements
                       (See Item 8. Financial Statements and Supplementary Data)

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

                      Supplemental Financial Information

                      Schedule II - Amounts Receivable from Related Parties.
                        Other Schedules are omitted as they are not required.

(b)                    Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal year ended July 31, 2001.

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



                                                    Imperial Petroleum, Inc.
Date: November ____, 2001                           /s/  Jeffrey T. Wilson
                                                    ----------------------
                                                    Jeffrey T. Wilson, President
                                                    and Chief Executive Officer



Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                     Title                             Date


/s/  Jeffrey T. Wilson        President and Chief Executive
----------------------        Officer (Principal Executive
Jeffrey T. Wilson             Officer) and Director            November __, 2001

                        Consolidated Financial Statements





                    IMPERIAL PETROLEUM, INC. and SUBSIDIARIES


                          July 31, 2001, 2000 and 1999

                            IMPERIAL PETROLEUM, INC.

                                       and

                                  SUBSIDIARIES




                                  CONSOLIDATED

                              FINANCIAL STATEMENTS

                          AS OF JULY 31, 2001 and 2000

                                       and

                               FOR THE YEARS ENDED

                          JULY 31, 2001, 2000 and 1999

                                       and

                          INDEPENDENT AUDITOR'S REPORT

                            IMPERIAL PETROLEUM, INC.

                          July 31, 2001, 2000, and 1999




                          T A B L E O F C O N T E N T S
                          -----------------------------


                                                                            Page

Independent Auditor's Report

Consolidated Financial Statements:

  Consolidated  Balance  Sheets                                             2&2A

  Consolidated Statements of Operations                                     3

  Consolidated Statements of Stockholders' Equity                           4

  Consolidated Statements of Cash Flows                                     5-6

  Notes to Consolidated Financial Statements                                7-27

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Imperial Petroleum, Inc.
Evansville, Indiana


We have audited the accompanying consolidated balance sheets of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 2001 and 2000 and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended July 31, 2001, 2000 and 1999, in conformity with generally accepted accounting principles.

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






                                                    BRISCOE, BURKE & GRIGSBY LLP

                                                    Certified Public Accountants



October 29, 2001
Tulsa, Oklahoma

                            IMPERIAL PETROLEUM, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                             July 31, 2001 and 2000

ASSETS                                          2001                      2000
                                           ------------              ---------
 Current assets:
  Cash                                     $       1,074             $     180
     Accounts receivable - other                       -                     -
     Inventories (Note 2)                              -                     -
     Other current assets                         19,517                     -
                                                 -------                  ----
Total current assets                              20,591                   180


Property, plant and equipment
   (Notes 1, 2, and 4):
   Mining claims, options and
    development costs less impairment             41,760                41,760
   Equipment                                       1,107                 5,166
   Acquisition in progress (Note 14)               4,000                 4,000
                                                  ------             ---------
                                                  46,867                50,926

Less: accumulated depreciation                     1,107                 1,107


Net property, plant and equipment                 45,760                49,819

Other assets:
   Notes receivable - related parties
     (Note 3)                                    127,500               138,713

   Notes receivable - other
     (Note 3)                                    230,732                21,119
   Intangibles - net (Note 2)                          -                     -
   Investments - securities
     (Notes 2 and 11)                            219,740             1,216,982
                                                --------             ---------

         Total other assets
                                                 577,972             1,376,814
                                             -----------           ----------

TOTAL ASSETS                                 $   644,323          $  1,426,813
                                                 =======            =========

LIABILITIES and STOCKHOLDERS' EQUITY                   2001             2000
                                                     ---------         ------

Current liabilities:
    Accounts payable                               $    188,399   $    176,541
    Accrued expenses (Note 18)                          958,806        755,460
   Notes payable (Note 6)                               182,026        119,500
   Notes payable - related parties
      (Note 7)                                          687,787        744,547
                                                        -------        -------

Total current liabilities                             2,017,018      1,796,048


Noncurrent liabilities:
Unearned revenue - noncurrent
    (Not 17)                                            304,359        304,359
Deferred income taxes (Note 5)                                -              -
                                                  -------------      ----------

       Total noncurrent liabilities                     304,359        304,359


Stockholders' equity:
Common stock of $0.006 par value,
    authorized 50,000,000 shares;
    13,925,276 issued in 2001 and
    12,504,165 shares in 2000                            83,552         75,025
Paid-in capital                                       4,069,776      3,791,520
Accumulated deficit                                  (3,729,141)    (3,352,940)
Accumulated other comprehensive
income                                               (1,521,437)      (607,395)

Treasury stock, at cost
(652,290 shares in 2001 and
652,290 shares in 2000)                               (579,804)       (579,804)
                                                    -----------     -----------

     Total stockholders' equity (deficit)           (1,677,054)       (673,594)


Commitments and contingencies
(Note 9)                                                     -               -
                                                 --------------   -------------


      TOTAL LIABILITIES and
         STOCKHOLDERS'
          EQUITY (DEFICIT)                       $     644,323    $  1,426,813
                                                       =======    ============


The accompanying notes are an integral part of these consolidated financial statements

                                        2A

                            IMPERIAL PETROLEUM, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                For the Years Ended July 31, 2001, 2000 and 1999


                                         2001           2000           1999
                                      ------------   ------------   ------------
Operating income:
  Management fees                    $           -    $         -   $         -
  Environmental service revenues                 -              -        53,744
                                     ------------    ------------   ------------

    Total operating income                       -              -        53,744
                                     ------------   ------------    ------------

Operating expenses:
  Cost of goods sold                           -               -        110,529
  Mining lease operating expense                                          9,120
  Research and development                        -        7,407              -
  Impairment loss (Note 4)                     -               -      1,329,474
  General and administrative expenses        285,281    570,012         839,393
  Depreciation, depletion and
   amortization (Note 2)                      -            738            9,775
                                                   ------------     ------------

    Total operating expenses                  285,281     578,157     2,298,291
-------   ---------  ------------

Loss from operations                         (285,281)   (578,157)   (2,244,547)
Other income and (expense):
  Interest expense                           (74,548)   (101,758)      (113,297)
  Interest income                             25,172      11,213              -
  Other income                                12,000      30,100         61,500
  Gold certificate income - net (Note 13)          -           -              -
  Loss on write-down of securities
  Gain (loss) on sale of assets
   (Note 16)                                  (53,544)          -     1,289,923
-------        ------------  ------------

Net loss before income taxes                (376,201)    (638,602)   (1,006,421)
                                             --------    ---------   -----------

Provision for income taxes: (Note 5)
   Current
   Deferred
                                               ------------         ------------

    Total benefit from income taxes
                                               ------------         ------------

Net loss                               $   (376,201)  $  (638,602) $ (1,006,421)
                                        ============   ===========  ============

Loss per share (Note 2)         $       (.03)   $       (.05)      $       (.10)
                                 ============    ============       ============

Weighted average shares
  outstanding                        13,144,969      12,560,958       9,627,006


The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                 Consolidated Statements of Stockholders' Equity

                For the Years Ended July 31, 2001, 2000, and 1999

                                Accumulate
                                Common Stock             Additional                    Other                           Total
                                             Par         Paid-In        Retained       Comprehensive    Treasury       Stockholders'
                                Shares       Value       Capital        Deficit        Income           Stock          Equity
                                ---------    --------    -----------    ------------   -------------    ------------   -----------
Balances at July 31,1998        6,469,801    $ 38,819    $ 3,458,419    $(1,707,917)   $    -           $(1,216,677)    $ 572,644

Treasury stock issued
in contemplation                1,500,000       9,000        243,000                                        (252,000)           -
Stock issued for services       1,036,163       6,217        162,937                                                      169,154
Stock issued for equity
  securities   (Note 16)        1,972,266      11,834        382,620                                                      394,454
Stock issued to pay
  off debt   (Note 6)             550,000       3,300        103,500                                                      106,800
Unrealized loss on equity
  securities    (Note 11)                                                                   (70,168)            -         (70,168)
Net loss for the period                                                  (1,006,421)                                   (1,006,421)
                               ----------      ------      ---------     -----------        --------      -----------  -----------
Balances at July 31,1999       11,528,230      69,170      4,350,476     (2,714,338)        (70,168)      (1,468,677)     166,463

Treasury stock issued                                       (771,527)                                        888,873      117,346
Stock cancelled                  (650,000)     (3,900)         3,900
Stock subscribed                  716,666       4,300        123,200                                                      127,500
Stock issued to pay off
  interest and debt (Note 6)      909,269       5,455         85,471                                                       90,926
Unrealized loss on equity
  securities     (Note 11)                                                                  (537,227)                    (537,227)
Net loss for the period                                                    (638,602)                       -             (638,602)
                               ----------       ------     ---------     -----------        ---------       ---------    ---------
Balances  at July 31,2000      12,504,165       75,025     3,791,520     (3,352,940)        (607,395)       (579,804)    (673,594)
             ------------

Investments in Warrior Resources                             172,499                       -                              172,499
Stock issued for payment of fees  500,000        3,000        37,000                                 --                    40,000
Stock issued to pay off interest
  and debt       (Note 6)         921,111        5,527        68,757                                -         -            74,284
Unrealized loss on equity
  securities    (Note 11)-                         -                         -              (914,042)          -         (914,042)
Net loss for the period             -                  -                   (376,201)            -                -       (376,201)
                               ----------     --------   -----------    ------------     ------------       --------  ------------
Balances at July 31,2001       13,925,276     $ 83,552   $ 4,069,776    $(3,729,141)     $(1,521,437)    $  (579,804) $(1,677,054)


The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

                For the Years Ended July 31, 2001, 2000 and 1999


                                               2001        2000         1999
                                               ----        ----         ----
Cash flows from operating activities:
  Historical net loss                      $(376,201)   $(638,602)  $(1,006,421)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
  Depreciation, depletion and amortization                    738         9,775
  Expenses paid with common stock             40,000                    188,455
  Impairments                                                         1,329,474
  Loss(Gain) on sale and disposal
    of assets                                  4,060                 (1,429,922)
  Write-offs                                              142,758       495,095
  Realized loss on marketable securities      49,484
  (Increase) Decrease in accounts
    receivable - other                                      3,000        (3,000)
  (Increase) Decrease in notes
    receivable - related party                11,213      (11,213)
  (Increase) Decrease in notes
    receivable - other                       (37,115)     (21,120)
  (Increase) Decrease in inventories                                    (60,964)
  (Increase) Decrease in other
     current assets                          (19,517)
  (Increase) Decrease in other assets                                   (91,200)
   Increase (Decrease) in accounts payable    11,858      135,490        19,617
   Increase (Decrease) in accounts
     payable other
   Increase (Decrease) in accrued expenses   203,346      297,746       216,607
   Increase (Decrease) in unearned revenue                  6,918       247,441
                                             -------      -------      ---------
Net cash used for operating activities      (112,872)     (84,285)      (85,043)



Cash flows from investing activities:
  Acquisition in progress                                  (4,000)
  Purchases of equipment
  Sale of securities                          33,716                     (5,167)
                                             -------       -------      --------

Net cash used for investing activities        33,716       (4,000)       (5,167)




The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

                For the Years Ended July 31, 2001, 2000 and 1999


                                                2001         2000         1999

Cash flows from financing activities:
  Increase (Decrease) in notes payable         62,526       39,500       62,500
  Increase (Decrease) in notes payable
    related parties                            17,524       47,550       17,000
                                               ------       ------       ------
Net cash provided by financing activities      80,050       87,050       79,500

Net increase (decrease) in cash and
cash equivalents                                  894       (1,235)     (10,710)

Cash and cash equivalents at beginning of year    180        1,415       12,125
                                                -----        -----       ------
Cash and cash equivalents at end of year        1,074          180        1,415
===  ===

Supplemental disclosures of cash flow information:
  Cash paid during the period for
     Interest
     Income taxes

Supplemental schedule of noncash investing and financing activities:

Stock issued for mining equipment and
  mining claim options
  Stock issued for services                    40,000                   188,455
  Stock issued for investment                                         1,429,922
  Stock subscribed                                         127,500
  Stock cancelled                                            3,900
  Notes receivable                           (172,498)
  Unrealized loss on equity securities       (914,042)    (537,227)     (70,167)
  Write-down of mining claims                                         1,329,474
  Write-offs of inventory and intangibles      (4,060)     142,758      495,095
  Stock issued to extinguish debt              74,284      208,273
                                             ---------     --------   ----------
Total                                        (976,316)     (54,796)   3,372,779
                                             =========     ========   ==========

Disclosure of accounting policy:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.
                                       -6-

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

     Financial Condition

     The Company's financial statements for the year ended July 31, 2001 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $376,201 and $638,602 for the years ended July 31, 2001 and 2000, respectively, and as of July 31, 2001 has an accumulated deficit of $3,729,141 and a deficit working capital of $1,795,868.

     Management Plans to Continue As A Going Concern

     The Company believes that it will require outside capital to continue as a going concern. We have been advised by Asia Pacific Capital that it has finally received a Letter of Credit and a suitable leverage against the Letter of Credit that should enable it to complete its transaction with the Company within the next few weeks. There is no way for the Company to independently verify Asia Pacific's ability to complete the equity infusion at this time. Management is in negotiations with Warrior Resources (formerly Comanche Energy) in regard to the re-issuance of the Comanche Energy shares held and not returned by Ravello Capital in connection with our judgment against Ravello and in regard to the payment of the note receivable from Warrior Resources. Management believes that both initiatives will be successful, based upon the new management of Warrior Resource's expressed interest in resolving old issues related to their company. Upon the return of the Comanche Energy shares, the Company intends to liquidate shares in the market over time to provide funds to pay its ongoing obligations.

     Management is currently discussing the potential acquisition of other businesses for stock, in the event that the Asia Pacific transaction does not timely close.

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


     Acquisition of Oil City Petroleum, Inc.

     See Note 16.

     Development Stage Companies

     A summary of the financial information of Ridgepointe Mining Company (A Development Stage Company), excluding its wholly owned subsidiary I. B. Energy, Inc., is as follows:


                                               2001         2000          1999


      Current assets                        $   -        $   -          $   -
      Net claims and equipment               41,760       41,760         41,760
      Other assets                              -            -              -


        Total assets                         41,760        41,760        41,760
                                             ======        ======        ======


                                               2001          2000         1999

      Current liabilities                 $ 654,973     $ 646,694     $ 583,952
      Long-term liabilities                     -             -            -
      Common stock                          125,107       125,107       125,107
      Paid-in capital                     1,343,886     1,343,886     1,343,886
      Deficit accumulated
        before development stage           (121,953)     (121,953)     (121,953)
      Deficit accumulated during
        development stage                (1,960,253)   (1,951,974)   (1,889,232)
                                         -----------   -----------   -----------

        Total liabilities and
          stockholders' deficit        $     41,760     $  41,760    $   41,760

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.    ORGANIZATION AND BUSINESS COMBINATION (continued)



                                             Cumulative
                                     2001      2000      1999     From Inception
                                     ----      ----      ----     --------------
      Operating
        revenues
      Miscellaneous
        income                                                           96,579

         Total income                                                    96,579

      Lease operating
        expenses                                                        162,922
      Impairment loss                                   578,674         578,674
      General and
        administrative              2,124     56,263    (60,292)        405,453
                                    -----     ------    --------        --------

         Total expenses             2,124     56,263    518,382       1,147,049

     Net operating loss            (2,124)   (56,263)  (518,382)     (1,050,470)

     Interest expense              (6,155)    (6,479)   (13,612)       (293,460)
     Gain (Loss) on
       sale/write-down
       of assets                                                       (786,093)
                                   -------   --------   --------     -----------

     Net income (loss)
       before income
       taxes                       (8,279)   (62,742)  (531,994)     (2,130,023)

     Income tax
       benefit
                                   -------   --------  ---------     -----------
         Net loss                  (8,279)   (62,742)  (531,994)     (2,130,023)

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.    ORGANIZATION AND BUSINESS COMBINATION (continued)

                                                                      Cumulative
                                                                  From Inception
   Cash flows from operating activities:
     Historical net loss                                         $   (2,130,023)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and depletion                                               -
     Non-cash impairment                                               (578,674)
     Increase in current liabilities                                    741,223
                                                                      ---------

          Net cash used for operating activities                     (1,967,474)
                                                                 --------------

   Cash flows from investing activities:
     Mining options, properties and
       equipment purchased - net                                        620,434
                                                                  -------------

           Net cash used for investing activities                       620,434
                                                                    -----------

    Cash flows from financing activities:
      Stock issued for funding                                        1,347,040
                                                                   ------------

        Net cash provided by financing activities                     1,347,040
                                                                  -------------

        Net increase in cash and cash equivalents                             -

        Cash and cash equivalents at inception                                -
                                                                  -------------

        Cash and cash equivalents at July 31, 2001                     $
                                                                       ====

       Supplemental disclosures of cash flow information:
                 Cash paid during the period for
           Interest                                              $            -
           Incometaxes

     Disclosure of accounting policy:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                              IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                  Notes to Consolidated Financial Statements



1.   ORGANIZATION AND BUSINESS COMBINATION (continued)

     A summary of the financial information of Imperial Environmental Company (formerly Phoenix Metals, Inc.) (A Development Stage Company) is as follows:


                                                2001         2000         1999
                                                ----         ----         ----

     Current assets
      Inventories                                                        60,964
      Fixed assets                                          4,060         4,797
      Other assets                                                       81,794
                                                ----       ------       -------
        Total assets                                        4,060       147,555





      Current liabilities                    228,607      228,607       221,200
      Long-term liabilities
      Common stock
      Paid-in capital
      Deficit accumulated during
        development stage                   (228,607)    (224,547)      (73,645)
                                            ---------    ---------      --------

        Total liabilities and
          stockholders' deficit                    -        4,060       147,555

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.    ORGANIZATION AND BUSINESS COMBINATION (continued)


                                           Cumulative
                                  2001       2000       1999      From Inception
                                  ----       ----       ----      --------------
      Operating
        revenues                                      53,744             53,744
      Miscellaneous
        income
                                  ----       ----     ------             ------
          Total income                                53,744             53,744

      Operating
        expenses                                     110,529            110,529
      Research and
        development                         7,407                         7,407
      General and
        administrative                    142,757      7,085            149,842
      Depreciation and
        amortization                          738      9,775             10,513

           Total expenses                 150,902    127,389            278,291
                                ----    ---------    --------          ---------
     Net operating loss                 (150,902)    (73,645)          (224,547)

      Gain(Loss) on
        sale of assets        (4,060)                                    (4,060)

     Interest expense

     Net income (loss)
       before income taxes    (4,060)   (150,902)    (73,645)          (228,607)

     Income tax
       benefit
                              -------   ---------    --------          ---------
         Net loss             (4,060)   (150,902)    (73,645)          (228,607)

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

1.    ORGANIZATION AND BUSINESS COMBINATION (continued)

                                                                      Cumulative
                                                                  From Inception
     Cash flows from operating activities:
        Historical net loss                                            (228,607)
        Adjustments to reconcile net loss to net
          cash provided by operating activities:
        Depreciation and amortization                                    10,513
          Increase in other assets
          Increase in current liabilities                               228,607
          (Gain)Loss on sale of assets                                    4,060
                                                                       ---------
           Net cash used for operating activities                        14,573

      Cash flows from investing activities:
        Equipment purchased - net                                       (14,573)
                                                                        --------
           Net cash used for investing activities                       (14,573)
                                                                -------------

      Cash flows from financing activities:

Debt



  Net cash provided by financing activities                                  -

  Net increase in cash and cash equivalents                                  -

          Cash and cash equivalents at inception                             -


          Cash and cash equivalents at July  31, 2001                        -


       Supplemental disclosures of cash flow information:
                 Cash paid during the period for

           Interest                                                          -
           Income taxes                                                      -


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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The July 31, 2001, 2000 and 1999 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., and Imperial Environmental Company(formerly Phoenix Metals, Inc.). All significant intercompany accounts have been eliminated.

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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


2.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     Inventories

     Inventories are valued at the lower of cost or market. The average cost method is used for determining the cost or remaining inventories.

     Inventories at July 31 were:

                                                 2001                  2000


            Materials and supplies           $      -             $       -
            Work-in-progress                        -                     -
                                             --------             ---------

              Total                          $      -             $       -


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

     Intangibles

     The Company has capitalized the costs related to the organization of its development stage subsidiary Imperial Environmental Company. Amortization is computed by the straight-line method over 5 years. The Company has implemented SOP 98-5, as required, for fiscal year July 31, 2001. SOP 98-5 requires that the intangible asset be charged against income rather than carried as an asset and amortized.

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

     Reclassification

     Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no impact on net loss.

                           IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                  Notes to Consolidated Financial Statements


3.   NOTES RECEIVABLE

     Notes receivable was comprised of the following:

                                                       2001               2000


      Common stock subscribed - shareholders        127,500            138,713
      Warrior Resources (formerly
        Comanche Energy)                            179,367
      AQ Technologies                                51,365             21,119
                                                    -------            -------
          Total                                     358,232            159,832




     Notes receivable from third parties includes $51,365 in lieu of debt payments made on behalf of AQ Technologies. The Company's CEO is a note guarantor. No repayment terms have been agreed to. Thus, no interest has been accrued.


4.   PROPERTY, PLANT and EQUIPMENT

     The Company's mining fixed assets consist of the following:

                                                       July 31,        July 31,
                                                         2001             2000


       Mining claims                              $     74,800     $     74,800
       Equipment                                         1,107            5,166
       Mine development costs                           32,634           32,634
       Acquisition in progress                           4,000            4,000
       Impairment reserve                              (65,674)         (65,674)
                                                       --------         --------
          Total                                   $     46,867      $    50,926


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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


5.       INCOME TAXES

         Provisions for income taxes are as follows:

                                               2001         2000         1999

                                                      (in thousands)
      Current:
        Federal                                   -            -            -
        State                                     -            -            -



      Deferred:
        Federal                                   -            -            -
        State                                     -            -            -



     Income taxes differed from the amounts computed by applying the U.S. federal tax rate as a result of the following:

                                                      2001      2000      1999
                                                    --------  --------  --------
                                                           (in thousands)
      Computed "expected" tax expense
        (benefit)                                 $     94  $   (160) $     81
      State income taxes net of federal
        benefit                                          -         -         -
      Increase(Decrease) in valuation
        allowance for deferred tax assets             (94)       294       (81)
      Other                                              -      (134)        -
                                                  --------  --------    --------

        Actual income tax expense                        -         -         -
                                                ========    ========    ========

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


5.   INCOME TAXES (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                            2001         2000
                                                              (in thousands)
     Deferred tax liabilities:
       Property, plant and equipment                      $    -       $  122
       Other                                                   -            -
                                                          ------      -------
         Total deferred tax liabilities                        -          122
                   ------------

     Deferred tax assets:
       Unrealized loss on securities                         380          152
       Net operating losses                                  644          550
       Other                                                   1            1
                                                           -----        -----

         Total deferred tax assets                         1,025          703
                 ------------

         Valuation allowance                              (1,025)        (581)
                  ------------

         Net deferred tax assets                               -          122

                                                           ------        -----
         Net deferred tax asset (liability)              $     -       $    -



     A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

     The Company has net operating loss (NOL) carryforwards to offset its earnings of approximately $2,575,000. If not previously utilized, the net operating losses will expire in varying amounts from 2012 to 2021.

     Due to recurring losses and a lack of funding the Company has not been filing its tax returns. Provisions for current and deferred taxes are estimated using known facts. Any differences from actual cannot be determined.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


6.    NOTES PAYABLE

                                                          2001           2000
                                                          ----           ----
      H. N. Corporation, promissory note,
        dated January 20, 1998, principal
        due on demand plus interest
        at 9%                                        $ 102,026      $  39,500

      Gary S. Williky, promissory note,
        dated November 24, 1997, principal
        due on demand plus interest
        at 9%                                           40,000         40,000
      Thomas J. Patrick, promissory note,
        dated December 18, 1997, principal
        due on demand plus interest
        at 9%                                           40,000         40,000
                                                       -------        -------

                Total                                  182,026        119,500

      Less: current portion                            182,026        119,500

                                                      --------       --------
      Long-term  notes payable                        $      -       $      -


     During the year, the Company issued its restricted common stock to extend due dates and partially satisfy principal and accrued interest. However, the notes payable are currently in default. The Company is currently negotiating with the parties to extend or renew notes payable.


7.    NOTES PAYABLE - RELATED PARTY


                                                          2001           2000
                                                    ------------    ------------

      Officer - 10.0% demand note                    $ 111,845       $ 111,845
      Officer - 7.5% demand note                       129,593         186,353
      Officer - 9.0% demand note                       446,349         446,349
                                                       -------         -------
                                                     $ 687,787       $ 744,547

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

                                                  2001        2000        1999
Revenues:                                               (in thousands)

   Mining
   Environmental                                                            54
   Other                                                                    61
                                                  ----        ----        ----

            Total revenues                           -           -         115

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


10.   BUSINESS SEGMENTS


                                                  2001        2000        1999
                                                  ----        ----        ----
      Identifiable assets:                              (in thousands)

        Mining                                      42          46          41
        Environmental                                1           4           5
        Other                                      601       1,377       1,902
                                                  ----       -----       -----

                                                 $ 644     $ 1,427     $ 1,948



      Depreciation and depletion:
        Mining                                       -           -           -
        Environmental                                -           1          10
                                                  ----       -----       -----

                                                     -           1          10


11.   INVESTMENTS

                                             Unrealized  Unrealized    Carrying
                                           Cost   Gains     Losses       Value
                                           ----    -----  ----------    --------

     Investment in equity securities:

     July 31, 2001:
       Available for sale
         (marked to market)           1,741,177       -  (1,521,437)    219,740

     July 31, 2000:
       Available for sale
         (marked to market)           1,824,377       -    (607,395)  1,216,982

     Investments  consist  of  5,231,901  shares  of  Warrior  Resources,   Inc.
     (formerly Comanche Energy (CMCY), valued less 20% marketability and 20% large block discounts.

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


15.  LEASE OBLIGATIONS

     The Company has a noncancelable operating lease agreement for office space. Total rental expense was $24,128, $24,128, and $22,117 in 2001, 2000 and
     1999, respectively. The Company currently operates under month-to-month terms and subleases part of its office space.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


16.  GAIN ON SALE OF ASSETS

     During the year ended July 31, 2001, the Company sold 250,000 shares of its Warrior Resources, Inc. (formerly Comanche Energy) common stock. This transaction resulted in a loss of $49,484. The Company's subsidiary, Imperial Environmental, also wrote off equipment which resulted in a loss of $4,060.

17.  UNEARNED REVENUE

     The Company has received advances for future delivery of silica ore. Total advances as of July 31, 2001 and 2000 were $0 and $6,918, respectively. The Company's commitments under these agreements mature as follows for the years ended July 31:


                        2002              $     59,488
                        2003                   107,079
                        2004                   107,079
                        2005                    30,713
                        Thereafter                   -
                                          ------------
                                          $    304,359

     The Company has allowed its silica ore mining claims to lapse, resulting in the default of these agreements.

18.  ACCRUED EXPENSES

     The Company has accrued expenses as of July 31 as follows:


                                                  2001                    2000
                                            ------------            ------------

      Accrued officer salary - CEO          $  690,008              $  565,008
      Accrued interest on notes                195,710                 117,364
      Accrued damage award (Note 19)            70,988                  70,988
      Accrued rent                               2,100                   2,100
                                              ---------               ---------
                                            $  958,806              $  755,460


     During the year ended July 31, 2001 the Company issued 1,421,111 shares of its restricted common stock to pay accrued interest, pay for services, and extend maturities of notes payable.

                           IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                  Notes to Consolidated Financial Statements


19.  SUBSEQUENT EVENTS

     On September 7, 2000, John P. Byrne received a Judgment Award in Tulsa County against the Company in the amount of $63,602 plus attorneys' fees in the amount of $5,850 and interest of $1,535. Byrne's claim stemmed from a note payable of Wexford Technology, Inc., an affiliate of the Company, that Byrne successfully claimed against Imperial. This amount was accrued for at July 31, 2000 (See Note 18). This judgment was settled as described below.

     On October 19, 2000 the Company entered into an agreement to sell 5,231,901 shares of the common stock of Comanche Energy, Inc. to Ravello Capital, LLC for $523,190 in cash. Ravello was to pay a total $74,800 in cash to Byrne in satisfaction of its judgment and the balance was to be paid to Imperial. Under the terms of the Agreement, Imperial obtained and delivered the release of Byrne in connection with the payments of its judgment by Ravello and delivered the stock certificates to be purchased by Ravello against payment that was to be made by Ravello to Imperial within three business days. Ravello did not pay Imperial. Imperial placed a "stop transfer" hold on the balance of the shares not paid for by Ravello and has filed suit against Ravello in Federal Court to terminate the balance of the
     transaction  and  retrieve  its  certificates.   Under  the  terms  of  the
     transaction, Ravello paid a total of $74,800 to Byrne and the Company believes that Ravello is only entitled to receive 748,000 shares of the Comanche stock.

     The Company was granted a court judgment against Ravello Capital to retrieve the remaining stock certificates. The Company expects it will recover the shares less the number of shares to repay Ravello Capital for its expense in paying the John Byrne settlement. The Company expects to surrender the shares at $.10 per share to settle the judgment.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




We have audited the year-end financial statements for Imperial Petroleum, Inc. ended July 31, 2001. We consent to the use of the aforementioned audit report in this registration statement.







                                                   BRISCOE, BURKE & GRIGSBY LLP





October 29, 2001