Form 10-Q
period 2001-10-31
IMPERIAL PETROLEUM INC
filed 2001-11-26
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                    FORM 10-Q

  XX              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  XX                    OF THE SECURITIES EXCHANGE ACT OF
  XX                                  1934
  XX             For the Quarterly Period Ended October 31, 2001

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition
                            period from_____ to______

                          Commission file number 0-9923



                            IMPERIAL PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)





          Nevada                                                 95-3386019
State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            identification No.)


                              100 NW Second Street
                                    Suite 312
                                   Evansville,
                                     Indiana
                                      47708
                                   (Zip Code)

                         Registrant's telephone number,
                       including area code (812) 867-1433

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____



On October 31, 2001, there were 14,175,276 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                             Ended October 31, 2001

PART I - FINANCIAL INFORMATION


     Item 1.

Financial Statements.
--------------------
                                                                            Page

Consolidated Balance Sheets as of July 31, 2001
  and October 31, 2001                                                       4-5

Consolidated Statements of Operations for the three months
  ended October 31,2001 and 2000.                                             6

Consolidated Statements of Cash Flows for the three months
  ended October 31, 2001 and 2000                                             7


Notes to Consolidated Financial Statements                                    8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.                    12


PART II - OTHER INFORMATION


     The information called for by Item 2.                                    17
     Changes in Securities, Item 3.
     Default Upon Senior Securities, Item 4.
     Submission of Matters to a Vote of Security Holders, and Item 6.
     Exhibits and Reports on Form 8- K have been omitted as either inapplicable or because the answer thereto is negative.



SIGNATURES                                                                    18

                                     Part I


                              Financial Information

                            IMPERIAL PETROLEUM, INC.
                                  CONSOLIDATED
                                  BALANCE SHEET
                          UNAUDITED - October 31, 2001

                                                 31-Oct-01             31-Jul-01
ASSETS
Current Assets
           Cash                                    $                   $   1,074
                                                  (25)
           Accounts Receivable -other               14,199                     0
           Other current                            19,517                19,517
                                                    ------                ------
           assets
           Total                                    33,692                20,591
                                                    ------                ------

Property, Plant and Equipment

           Other depreciable equipment               1,107                 1,107
           Mining claims, options and               41,760                41,760
           development costs
           Acquisition In                            4,000                 4,000
           Prog
           Less Accumulated Depr                   (1,107)               (1,107)
                                                   ------                -------
           Net property, plant and equipment        45,760                45,760
                                                    ------                ------

Other Assets
           Investment in securities                219,740               219,740
           Accounts receivable-related party       358,232               358,232
           Other non-current assets                      0                     0
                                                         -                     -
           Total other assets                      577,972               577,972
                                                   -------               -------

TOTAL ASSETS                                     $ 657,424             $ 644,323

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                          UNAUDITED - October 31, 2001

                                                       31-Oct-01      31-Jul-01

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
          Accounts payable                              $190,901       $188,399
          Accounts payable-other                               0              0
          Accrued expenses                             1,017,214        958,806
          Unearned revenue                                     0              0
          Notes payable                                  182,026        182,026
          Notes payable-related party                    726,287        687,787
                                                         -------        -------

          Total current                                2,116,428      2,017,018
                                                       ---------      ---------
          liabilities

Non-current
Liabilities
          Unearned revenue                               304,359        304,359
          Notes payable, less current portion                  0              0
                                                               -              -

          Total non-current liabilities                  304,359        304,359
                                                         -------        -------

Stockholder's Equity
          Common stock                                    85,169         83,552
          Additional paid-in capital                   4,159,026      4,069,776
          Treasury stock                                -520,304       -579,804
          Accumulated                                 -3,966,807     -3,729,414
          Deficit
          Other Comprehensive Income                  -1,521,437     -1,521,437
                                                      ----------     ----------

          Total stockholder's equity                  -1,763,363     -1,677,054
                                                      ----------     ----------

Total Liabilities and Stockholder's Equity          $    657,424      $ 644,323
                                                    ------------     ----------

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                          Three Months Ending
                                                        -----------------------
                                                        31-Oct-01     31-Oct-00


Operating Income:
           Oil and gas revenue                                 $0            $0
           Management and fee income                            0             0
                                                                -             -

           Total operating income                               0             0

Operating Expenses:
           Oil and gas lease                                    0             0
             operations
           Dry Hole costs                                       0             0
           Mining operating expense                         1,923         2,204
           General and administrative expense              65,233        47,805
           Depreciation and depletion                           0             0
                                                                -             -

           Total operating expense                         67,156        47,805
                                                           ------        ------

Income/Loss from operations                               -67,156       -47,805

Other Income/expense
           Interest expense                                19,269        12,807
           Gold certificate income-net                          0             0
           Loss on marketable securities                        0             0
           Gain on retirement of debt                           0             0
           Loss on write-down of mining equipment               0             0
           Gain/ loss on sale of assets                         0             0

           Total other income/expense                      19,269        12,807
                                                           ------        ------

Net Income (Loss) before tax                              -86,425       -62,816
                                                          -------       -------

Provision for Income Taxes
           Current                                              0             0
           Deferred                                             0             0
                                                                -             -
           Total benefit from income taxes                      0             0
                                                                -             -

Net Income/Loss                                           -86,425       -62,816
                                                        ---------     ---------

Income/Loss per share                                     - 0.006       - 0.005
                                                         --------      --------

Weighted average shares outstanding                    14,175,276    12,504,165
                                                       ----------    ----------

                            IMPERIAL PETROLEUM, INC.
                            CONSOLIDATED STATEMENT OF
                                   CASH FLOWS
                                    UNAUDITED

                                                            Three Months Ending
                                                        31-Oct-01     31-Oct-00

Net cash provided by (used in)                            -$1,216        $1,741
operations

Net cash provided by (used in) investing activities:
           Capital additions and property                       0             0
           acquisitions
           Dispositions                                         0             0
           Other                                                0        -7,562
                                                                -        ------
           Total                                                0        -7,562

Net cash provide by (used in) financing activities:
           Repurchase of common stock                           0             0
           Issuance of common stock                         1,617             0
           Deferred Revenue                                     0             0
           Notes payable                                        0             0
           Notes payable-related party                          0             0
           Paid-in Capital                                 89,250             0
           Treasury Stock                                 -31,250             0
                                                          -------
-
           Total                                           31,367             0


Increase/Decrease in cash and                              30,150         2,577
  equivalents
Cash and cash equivalents at beginning of period           -1,074          -180
Cash and cash equivalents at end of period                    -25         2,757
                                                              ---         -----
Net Increase/Decrease in Cash                              -1,099         2,937



Supplemental disclosures of Cash Flow
Information
           Interest                                        19,269        18,899
Cash paid  Income taxes                                         0             0
 during the period for:

For the purposes of cash flows, the Company considers all highly liquid debt instruments Purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                October 31, 2001



(1)   General

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 2002. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended July 31, 2001.

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

At October 31,2001, the Company does not operate any active oil and natural gas properties directly, although it remains a significant shareholder of Warrior Resources Inc. (formerly Comanche Energy Inc.) which does operate in the oil and natural gas business. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the prior fiscal year or the current quarter.

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

(3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of October 31, 2001, the Company had a total of 6 notes payable to individuals and private companies totaling $1,236,705, including principal and accrued interest thereon, of which $1,118,608 was with its Chairman and President and members of the Board of Directors.




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

Development of its oil and natural gas leases will subject the Company's revenues to the fluctuations inherent in the energy business for the last several years. Crude oil and natural gas prices reached record highs during the last winter, and have declined in recent months to prior levels. Expectations are that prices for these commodities will remain at or slightly above prior levels in the future, except for a brief period for crude prices when weakness in OPEC's ability to influence prices could significantly drive prices lower. Current crude oil prices as posted on the New York Mercantile Exchange (NYMEX) are in the $18.00 to $20.00 per barrel range while natural gas prices have reached highs of $9.00 per MMBTU during the winter months of 2000 and have settled to around the $2.80 per MMBTU range at the present time. The Company expects energy prices to continue to be volatile in the future.

Three Months Comparison

Quarter ended October 31, 2001 compared to Quarter ended October 31, 2000. Revenues for the three months ending October 31, 2001 were $0 compared to $0 for the comparable quarter ended October 31, 2000. Future revenues will result from the start-up of mining operations or from new oil and gas activities.

Production and mining operating expenses were $1,923 for the quarter ended October 31, 2001 compared to $2,204 for the quarter ended October 31, 2000 and reflects the expense to maintain the current claims at the Duke Mine. No significant operations were conducted during the quarter. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine.

General and administrative costs increased to $65,233 for the three months ending October 31, 2000 compared to $50,009 for the same period a year earlier and primarily reflects the level of normal G&A expenses. G &A should continue to increase as the Company begins continuous mining operations and initiates a corporate public relations campaign. Interest expense for the quarter increased from $12,807 in 2000 to $19,269 for the same period in 2000 and reflects the increase in certain debt by the Company from related-party debt sources to maintain its operations.

The Company had an after-tax net loss of $86,426 ($0.006 per share) for the quarter ended October 31, 2000 compared to a net loss of $62,816 ($0.005 per share) for the comparable quarter a year earlier. The increase in the net loss is primarily attributable to an increase in interest and to fees associated with its litigation against Ravello Capital. The Company does not expect to generate significant income until its mining operations are in production.

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

As a result of the inability of the Company to raise capital, Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. In addition, Management determined that the Company should position itself in a high-profile natural gas project in an effort to attract capital, and as a result, the Company was able to negotiate a no-cost option on 42,300 acres of leases in the New Albany Shale Gas Play at a time prior to the most recent run-up in natural gas prices. However, due to the inability of the Company to secure financing for the project and due to the return of modest natural gas prices, the Company has been notified that its option has expired and any subsequent effort to re-structure the project will depend upon natural gas prices.

Recently, the Company announced that it entered into a non-binding letter of intent to participate in a program with Rx Power to install on-site power generation units in California. The program, if completed, will require the company to advance the project a total of $2,000,000 in five phases to be used to purchase, modify and install generator sets at customer locations. The Company will have a wide degree of flexibility in how it funds the program and on what timetable it elects to provide funding. Negotiations are underway to complete a definitive agreement to allow the program to begin. Modest natural gas prices will improve the overall economics of this project because they will serve to lower the cost of purchased gas to generate electricity at each site.

The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, Management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, Management believes the Company will need to raise capital from outside sources during fiscal 2002.

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

The Company intends to continue to pursue each of the above transactions in an effort to finance its operations, however, in the event that the funds from Asia Pacific are not received or are not received timely or in the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures and seek strategic mergers or acquisitions with third parties.

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

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining or oil and natural gas activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal $738,287 as of October 31, 2001. These funds have been used to initiate the Company's mining activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At October 31, 2001, the Company had current assets of $33,692 and current liabilities of $2,116,428, which resulted in negative working capital of $2,082,736. The negative working capital position is comprised of accounts payable of $190,901, notes payable to shareholders and related parties totaling $726,287 in principal, accrued salaries and expenses totaling $1,017,214 and third party notes payable of $182,026. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining or oil and natural gas activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2002. The previously discussed transaction with Asia Pacific, if successful, will provide the Company with sufficient funds to pursue its mining and oil and natural gas ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell or abandon certain of its assets to meet its obligations or seek strategic mergers or acquisitions with third parties.

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

Item 2.        Changes in Securities .Not applicable.

Item 3.        Defaults Upon Senior Securities. Not applicable.
               --------------------------------

Item 4.        Submission of Matters to a Vote of Security Holders . None.
               ---------------------------------------------------

               Item 5. Other Information. Reference is made herein to that certain Registration Statement on Form S-8 filed by the Company and dated June 20, 2001. No warrants were exercised during the Quarter Ended October 31, 2001.

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





Dated:      November 26, 2001