Form 10-Q/A
period 2001-10-31
IMPERIAL PETROLEUM INC
filed 2001-12-05
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                    FORM 10-Q/A

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

                            IMPERIAL PETROLEUM, INC.
                            CONSOLIDATED STATEMENT OF
                                   CASH FLOWS
                                    UNAUDITED

                                                            Three Months Ending
                                                        31-Oct-01     31-Oct-00

Net cash provided by (used in)                            -$1,216        $1,741
operations

Net cash provided by (used in) investing activities:
           Capital additions and property                       0             0
           acquisitions
           Dispositions                                         0             0
           Other                                                0        -7,562
                                                                -        ------
           Total                                                0        -7,562

Net cash provide by (used in) financing activities:
           Repurchase of common stock                           0             0
           Issuance of common stock                         1,617             0
           Deferred Revenue                                     0             0
           Notes payable                                        0             0
           Notes payable-related party                          0             0
           Paid-in Capital                                 89,250             0
           Treasury Stock                                 -31,250             0
                                                          -------             -

           Total                                           59,617             0


Increase/Decrease in cash and                              30,150         2,577
  equivalents
Cash and cash equivalents at beginning of period           -1,074          -180
Cash and cash equivalents at end of period                    -25         2,757
                                                              ---         -----
Net Increase/Decrease in Cash                              -1,099         2,937



Supplemental disclosures of Cash Flow
Information
           Interest                                        19,269        18,899
Cash paid  Income taxes                                         0             0
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