Form 10-Q
period 2002-01-31
IMPERIAL PETROLEUM INC
filed 2002-02-11
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                    FORM 10-Q

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                                      1934
           For the Quarterly Period Ended January 31, 2002 TRANSITION
                     REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from Nov 2001 to Jan 2002

                          Commission file number 0-9923



                            IMPERIAL PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)




Nevada                                                     95-3386019
(State or other jurisdiction of                (IRS Employer identification No.)
 incorporation or organization)


                             11600 German Pines Dr.
                           Evansville, Indiana  47725


                         Registrant's telephone number,
                       including area code (812) 867-1433

            100 NW Second St, Suite 312, Evansville, IN 47708 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____



On January 31, 2002, there were 14,647,498 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                             Ended January 31, 2002

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.
--------------------
                                                                           Page

Consolidated Balance Sheets as of July 31, 2001 and January 31, 2002        4-5

Consolidated Statements of Operations for the three months ended             6
January 31,2002 and 2001.

Consolidated Statements of Cash Flows for the three months ended             7
January 31, 2002 and 2001

Notes to Consolidated Financial Statements                                   8

Item 2.      Management's Discussion and Analysis of
            Financial Condition and Results of Operations.                   12


PART II - OTHER INFORMATION


The information called for by Item 1. Legal Proceedings, Item 2.             18
Changes in Securities, Item 3. Default Upon Senior Securities,
Item 4. Submission of Matters to a Vote of Security Holders, Item
5. Other Information and Item 6. Exhibits and Reports on Form 8-
K have been omitted as either inapplicable or because the answer thereto is negative, except as discussed.


SIGNATURES                                                                  19

                                     Part I


                              Financial Information

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET

                                    UNAUDITED
                               (January 31, 2002)

                                                 31-Jan-02            31-Jul-01
ASSETS
Current Assets
           Cash                                      $ 539            $   1,074
           Accounts Receivable -other               28,545                    0
           Other current assets                     19,517               19,517
                                                    ------               ------
           Total                                    48,601               20,591
                                                    ------               ------

Property, Plant and Equipment

           Other depreciable equipment               1,107                1,107
           Mining claims, options and               41,760               41,760
           development costs
           Acquisition in                            4,000                4,000
           Prog
           Less Accumulated Depr                   (1,107)               (1,107)
                                                   ------                -------
           Net property, plant and equipment        45,760               45,760
                                                    ------               ------

Other Assets
           Investment in subsidiary                219,740              219,740
           Accounts receivable-related party       127,500              127,500
           Other non-current assets                230,732              230,732
                                                   -------              -------
           Total other assets                      577,972              577,972
                                                   -------              -------

TOTAL ASSETS                                     $ 644,323            $ 672,333

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                          UNAUDITED - January 31, 2002

                                                       31-Jan-02       31-Jul-01

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
          Accounts payable                              $180,459       $188,399
          Accounts payable-other                               0              0
          Accrued expenses                             1,075,907        958,806
          Unearned revenue                                     0              0
          Notes payable                                  256,526        182,026
          Notes payable-related party                    682,787        687,787
                                                         -------        -------

          Total current                                2,195,679      2,017,018
                                                       ---------      ---------
          liabilities

Non-current
Liabilities
          Unearned revenue                               304,359        304,359
          Notes payable, less current portion                  0              0
                                                               -              -

          Total non-current liabilities                  304,359        304,359
                                                         -------        -------

Stockholder's Equity
          Common stock                                   179,613         83,552
          Additional paid-in capital                   4,069,456      4,069,776
          Treasury stock                                -579,804       -579,804
          Retained earnings                           -3,975,533     -3,729,141
          Other Comprehensive Income                  -1,521,437     -1,521,437
                                                      ----------     ----------

          Total stockholder's equity                  -1,827,705     -1,677,054
                                                      ----------     ----------

Total Liabilities and Stockholder's Equity             $ 644,323      $ 672,333

                             IMPERIAL PETROLEUM,INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                      Three Months Ending     Six Months Ending
                                     31-Jan-02  31-Jan-01   31-Jan-02  31-Jan-01

Operating Income:
  Oil and gas revenue                  $    -       $  -          $0         $0
  Management and fee income             6,783     18,224      13,422     24,316
                                        -----     ------      ------     ------

  Total operating income                6,783     18,224      13,422     24,316

Operating Expenses:
  Oil and gas lease operations              0          0           0          0
  Dry Hole costs                            0          0           0          0
  Mining operating expense                  0          0           0          0
  General and administrative expense   48,556     58,517     115,713    108,526
  Depreciation and depletion                0          0           0          0
                                            -          -           -          -

  Total operating expense              48,556     58,517     115,713    108,526
                                       ------     ------     -------    -------

Income/Loss from operations           -41,773    -40,293   --102,291    -84,210

Other Income/expense
  Interest expense                     27,443     23,745      53,351     42,645
  Gold certificate income-net               0          0           0          0
  Loss on marketablesecurities              0          0           0          0

  Loss on write-down of mining              0          0           0          0
  equipment
  Gain/ loss on sale of assets              0          0           0          0
                                            -          -           -          -

  Total other income/expense           27,443     23,745      53,351     42,645
                                       ------     ------      ------     ------

Net Loss Before Income Taxes          -69,216    -64,038    -155,642   -126,855
                                      -------    -------    --------   --------

Provision for Income Taxes
  Current                                   0          0           0          0
  Deferred                                  0          0           0          0
                                            -          -                      -
  Total benefit from income taxes           0          0           0          0
                                            -          -                      -


Net Income/Loss                      $ (69,216)   (64,038)   (155,642) (126,855)
                                     ---------- - --------   --------- ---------

Income/Loss per share                  ($0.005)   ($0.005)    ($0.009)  ($0.009)
                                       --------   --------    -------   --------

Weighted average shares
  outstanding                      14,666,776 13,504,165  14,666,776 13,504,165
                                   ---------- ----------  ---------- ----------

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                    UNAUDITED

                                                          Three Months Ending
                                                 31-Jan-02             31-Jan-01

Net cash provided by (used in)                    -$4,311               -$2,849
operations

Net cash provided by (used in) investing activities:
        Capital additions and property                  0                     0
        acquisitions
        Dispositions                                    0                     0
        Other                                           0               -15,123
                                                        -               -------
        Total                                           0               -15,123

Net cash provide by (used in) financing activities:
        Repurchase of common stock                      0                     0
        Issuance of common stock                   94,444                     0
        Deferred Revenue                                0                     0
        Notes payable                                   0                     0
        Notes payable-related party                     0                     0
        Paid-in Capital                           -89,569                     0
        Total                                       4,875                     0

Increase in cash and equivalents                      564                12,780
Cash and cash equivalents at beginning of period      -25                  -180
Cash and cash equivalents at end of                   539                12,960
period


Supplemental disclosures of
Cash Flow Information
        Interest                                   27,443                42,645
Cash paid
        Income taxes during the period for:             0                     0

For the purposes of cash flows, the Company considers all highly liquid debt instruments Purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION




                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                January 31, 2002



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

The Company

Imperial Petroleum, Inc., a Nevada corporation ("the Company"), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and has diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company intends to utilize its oil and natural gas assets to support and enhance its mining activities. The Company expects to focus its future growth in both energy and mining ventures. In addition to its activities in the energy and mining businesses, the Company has obtained certain rights to allow it to market certain environmental products. The Company recently announced an agreement with Rx Power to market, install and operate certain electricity generating units developed using patented and proprietary technology owned or licensed to Rx Power. The Company expects to become active in the management of these units during the remainder of this fiscal year as installations are completed and units are placed under contract.

At July 31,2001, the Company does not operate any active oil and natural gas properties directly, although it remains a significant shareholder of Warrior Resources Inc. (formerly Comanche Energy Inc.) which does operate in the oil and natural gas business. The Company announced an agreement with Warrior to exchange a note receivable from Warrior for interests in certain oil and natural gas wells. Warrior has been unable to deliver clear title to those wells and the Company has been in negotiations with Warrior to seek alternative wells. The
Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the prior fiscal year.


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

On October 19, 2000 the Company entered into an agreement to sell 5,231,901 shares of the common stock of Comanche Energy, Inc. to Ravello Capital, LLC for $523,190 in cash. Ravello was to pay a total $74,800 in cash to a judgement creditor of the Company and the balance was to be paid to Imperial. Under the transaction, Ravello paid a total of $74,800 to the judgement creditor to satisfy its claims and received delivery of the share certificates into escrow against delivery of the balance of the funds as agreed. Ravello did not complete the payment to the Company as agreed. The Company filed suit in Federal Court in Tulsa County to terminate the balance of the transaction and to seek a declaratory judgement against Ravello. The Company received a judgement award in the amount of $448,390. The Company received a court order requiring Warrior (formerly Comanche Energy) to re-issue the shares held in escrow by Ravello, and as a result, the Company received a certificate for 4,281,901 shares of Warrior dated 1/14/02 and credited the judgement by an amount of $85,638.02. The Company is vigorously pursuing the collection of the balance of the judgement. (See " Litigation").

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

On October 31, 2001, Warrior Resources Inc. (formerly Comanche Energy Inc. and the Company entered into a Compromise and Settlement Agreement to retire the Note Payable by Warrior to Imperial in the original principal amount of $165,000. The Agreement provides for the assignment of certain oil and natural gas properties by Warrior to Imperial with an estimated present value discounted at 10% of $322,800 as determined by independent engineering. Closing was scheduled on or before December 31, 2001, subject to the release of the properties by Warrior's principal lender and the release of Imperial under a Subordination Agreement signed in connection with the Original Note. The Bank's consent has already been obtained, however, Warrior has been unable to provide clear title to the properties and the Company is in further discussions with Warrior to substitute additional properties of equivalent value.

On October 31, 2001, Imperial and Rx Power, a California corporation signed a non-binding letter of intent wherein the two companies would form a Special Purpose Vehicle ("SPV") for the purpose of obtaining financing for the installation of Rx Power's proprietary electric generator units. Imperial will contribute stock, cash or financing up to the amount of $2,000,000 in five phases for a 45% interest in the cash flow from the SPV and Rx Power will contribute its existing contracts and future marketing efforts to the SPV for a 45% interest in the SPV. The project will be managed by a third party, subject to certain limitations imposed by both companies. The parties completed and signed a binding definitive agreement for the consummation of the transaction, and Imperial has obtained a financing commitment for its investment in the project. The electricity generator units developed by Rx Power offer cost savings to customers up to 25% from their present electricity source based upon the use of proprietary electronic components and technological advances in the generation of electricity using natural gas. The primary target market for these units, initially, is California, although the Company has signed a marketing agreement with an additional party to assist in the marketing of these units both within and outside the United States.

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



 (3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of January 31, 2002, the Company had a total of 6 notes payable to individuals and private companies totaling $902,047, in principal, of which $744,547 was with its Chairman and President.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     GENERAL

RESULTS OF OPERATIONS


The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales., (iii) the level of lease operating expenses and (iv) the level of and interest rates on borrowings. The Company will need to rely on the initiation of operations on its mining ventures and its oil and natural gas operations to generate cash flow and future profits. The same factors listed above will apply to the sale of minerals and metals mined by the Company as well as oil and natural gas produced by the Company. As the Company initiates production on its mining properties, results of operations will be affected by:
(i) commodity prices for copper and gold. (ii) the quantity and quality of the ores recovered and processed and (iii) the level of operating expenses associated with the mining operations.

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

As a result of the Company's recent agreement with Rx Power to provide on-site electricity generation units utilizing natural gas as the primary fuel source, the Company expects that as it develops the business of the subsidiary, it will be prudent to evaluate options to hedge natural gas prices from time-to-time in order to protect its margins from potential sharp increases in natural gas prices. It may likewise become advisable to consider hedging alternatives for electricity, considering that the units remain connected to the existing electricity grid and utilize purchased electricity during periods when the Rx Power units are being serviced or otherwise being repaired. At the present time the Company does not have any hedging programs in place and will need to review the advisability of such programs as the development proceeds. As a result of these factors, this segment of the Company's business will be subject to fluctuations in energy (natural gas) and electricity rates.

Three Months Comparison

Quarter ended January 31, 2002 compared to Quarter ended January 31, 2001. Revenues for the three months ending January 31, 2002 were $13,422 compared to $18,224 for the comparable quarter ended January 31, 2001. The revenue in the current period reflects interest income on notes receivable from affiliates. The decrease in revenues is the result of the termination of sublease agreements with Wexford Technology, Inc. and RealAmerica Co. and the write-off of certain debts owed the Company by Wexford. Any future revenues will result from the start-up of mining operations, new oil and gas acquisitions or income derived from the Rx Power installations.

Production and mining operating expenses were $0 for the quarter ended January 31, 2002 compared to $0 for the quarter ended January 31, 2001. No significant operations were conducted during the quarter. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine. In addition, with the beginning of the installation of Rx Power units, the Company expects to begin to incur direct operating expenses.

General and administrative costs remained about the same with costs of $48,556 for the three months ending January 31, 2002 compared to $58,517 for the same period a year earlier and primarily reflects the level of normal G&A expenses. G &A should continue to increase as the Company begins continuous mining operations, begins installing Rx Power units and initiates a corporate public relations campaign. Interest expense for the quarter increased from $23,745 in 2001 to $27,443 for the same period in 2002 and reflects the higher borrowings by the Company from private debt sources.

The Company had an after-tax net loss of $69,216 ($0.005 per share) for the quarter ended January 31, 2001 compared to a net loss of $64,038 ($0.005 per share) for the comparable quarter a year earlier. The increase in net loss in income is attributable primarily to increased interest costs and less revenue generated from the sublease of office space. The Company does not expect to generate significant income until its mining operations or the Rx Power project are in production.

Six Months Comparison

Six Months ended January 31, 2002 compared to Six Months ended January 31, 2001. Revenues for the six months ending January 31, 2001 were $18,224 compared to $24,316 for the comparable period ended January 31, 2000 and reflects revenue in the current period from interest income on notes receivable from affiliates. The decrease in revenues is the result of the termination of sublease agreements with Wexford Technology, Inc. and RealAmerica Co. and the write-off of certain debts owed the Company by Wexford. Any future revenues will result from the start-up of mining operations, from new oil and gas acquisitions or from the installation of units under the Rx Power agreement.

Production and mining operating expenses were $0 for the six months ended January 31, 2002 compared to $0 for the period ended January 31, 2001. No significant operations were conducted during the period. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine and the installation of units in connection with the Rx Power project.

General and administrative costs remained about the same with costs of $115,713 for the six months ending January 31, 2002 compared to $108,526 for the same period a year earlier and primarily reflects the level of normal G&A expenses. G &A should continue to increase as the Company begins continuous mining operations, begins installation of electricity generators and initiates a corporate public relations campaign. Interest expense for the period increased from $42,645 in 2001 to $53,351 for the same period in 2002 due to increased borrowings from private sources.

The Company had an after-tax net loss of $155,642 ($0.009 per share) for the six months ended January 31, 2002 compared to a net loss of $126,855 ($0.009 per share) for the comparable period a year earlier. The increase in net loss in income is attributable primarily to increased interest costs and less revenue generated from the sublease of office space. The Company does not expect to generate significant income until its mining operations are in production or until the Rx Power installations are in operation.


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

As a result of the inability of the Company to raise capital, Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah. As a result, the Company is active in only one mine that will require significant capital expenditures. In addition, Management determined that the Company should position itself in a high-profile natural gas project in an effort to attract capital, and as a result, the Company was able to negotiate a no-cost option on 42,300 acres of leases in the New Albany Shale Gas Play at a time prior to the most recent run-up in natural gas prices. Although the Company's option on the project has expired, the Company continues to have access to the project on the same basis, subject to prior sale.The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, Management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, Management believes the Company will need to raise capital from outside sources during fiscal 2002.

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

As a result of the acquisition of control of Oil City and the subsequent sale of Oil City's assets to Comanche, the Company owned 5,481,901 shares of the restricted common stock of Comanche. The Company entered into a transaction with Ravello Capital LLC in order to raise cash to pay off a judgement creditor, its private, non-affiliate noteholders and to raise capital for its New Albany Shale Project. Ravello failed to pay for the shares and the Company filed suit in Federal District Court in Oklahoma. The Company received a judgement against Ravello in the amount of $448,390 plus interest and costs. In January 2002 the Company received a court order to compel Warrior to re-issue the shares held and not released by Ravello in escrow. The Company received a certificate for 4,281,901 shares of Warrior dated 1/14/02 and credited the judgement by an amount of $85,638.02. The Company is vigorously pursuing the collection of the balance of the judgement. (See "Litigation").

In connection with its Rx Power transaction, the Company ahs obtained a financing commitment from a leasing company in the amount of $2 million for the installation of the electricity generating units. The lease terms require the payment of the first and last month's principal and interest of approximately $40,000 per month at the time the funds are accessed. The Company has the ability to access the amounts in $400,000 increments and reduce its initial payments. Upon notification from Rx Power that the initial customer contract is ready for installation, the Company will access the first $400,000 of funds for the project. We expect that, subject to completion of baseline tests for the Air Quality Control Board in California during February, that the Company will begin to operate contracts and fund installations in March 2002.

The Company intends to continue to pursue each of the above transactions in an effort to finance its operations as well as other sources, however, in the event that the funds from Asia Pacific are not received or are not received timely or in the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

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

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining or oil and natural gas activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal and accrued interest $744,574 as of January 31, 2002. These funds have been used to initiate the Company's mining activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At January 31,  2002,  the  Company  had  current  assets of $48,601 and current liabilities of $2,195,679, which resulted in negative working capital of $2,147,078. The negative working capital position is comprised primarily of notes payable to shareholders and related parties totaling $744,547, accrued salaries and expenses totaling $1,075,907 and third party notes payable of
$256,526. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining or oil and natural gas activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2002. The previously discussed transaction with Asia Pacific, if successful, will provide the Company with sufficient funds to pursue its mining and oil and natural gas ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell or abandon certain of its assets to meet its obligations.

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

PART II
OTHER INFORMATION





Item 1.                      Legal Proceedings.

The Company filed suit in Federal District Court in Tulsa County, Oklahoma against Ravello Capital LLC on November 20, 2000. The suit alleged breach of contract and sought to have the contract declared partially performed in the amount of $74,800 and sought relief in the amount of $488,390 for the unpaid consideration and punitive damages and attorneys fees. The Company received a judgement award against Ravello in the amount of $488,390 and subsequently collected and credited the judgement in the amount of $85,638.02 as a result of the re-issuance of certain of its shares in Warrior, held by Ravello in escrow and not released. The Company is pursuing the balance of the judgement against Ravello.


Item 2.    Changes in Securities .Not applicable.

Item 3.    Defaults Upon Senior Securities. Not applicable.
           --------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders . Not Applicable.
                 ---------------------------------------------------
Item 5.    Other Information. Not applicable.

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





Dated:      February 11, 2002