Form 10-Q
period 2002-04-30
IMPERIAL PETROLEUM INC
filed 2002-06-12
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                    FORM 10-Q

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                                      1934
            For the Quarterly Period Ended April 30, 2002 TRANSITION
                     REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from_____ to______

                          Commission file number 0-9923



                            IMPERIAL PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)




Nevada                                                         95-3386019
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             identification No.)


 11600 German Pines Dr.
 Evansville, Indiana                                            47725
                                                               (Zip Code)


                         Registrant's telephone number,
                       including area code (812) 867-1433

            100 NW Second St, Suite 312, Evansville, IN 47708 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____



On April 30, 2002, there were 19,363,946 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                              Ended April 30, 2002

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.
--------------------
                                                                           Page

Consolidated Balance Sheets as of July 31, 2001 and April 30, 2002          4-5

Consolidated Statements of Operations for the three months and
the nine months ended April 30,2002 and 2001.                                6

Consolidated Statements of Cash Flows for the three months ended             7
April 30, 2002 and 2001

Notes to Consolidated Financial Statements                                   8

Item 2.      Management's Discussion and Analysis of
            Financial Condition and Results of Operations.                  13


PART II - OTHER INFORMATION


     The information called for by Item 1. Legal Proceedings, Item 2.       20
     Changes in Securities, Item 3. Default Upon Senior Securities,
     Item 4. Submission of Matters to a Vote of Security Holders, Item
     5. Other Information and Item 6. Exhibits and Reports on Form 8-
     K have been omitted as either inapplicable or because the answer thereto is negative, except as discussed.


SIGNATURES                                                                  23























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























































                                     Part I


                              Financial Information



































                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET

                                    UNAUDITED
                                (April 30, 2002)

                                              30-April-02            31-Jul-01
ASSETS
Current Assets
           Cash                                   $ 1,828            $   1,074
           Accounts Receivable                    246,937                    0
           Notes Receivable                        67,390                    0
                                                                             -
           Other current assets                    66,510               19,517
                                                   ------               ------
           Total                                  382,665               20,591
                                                  -------               ------

Property, Plant and Equipment
           Oil and gas property                11,036,790                    0
           Other depreciable equipment              1,107                1,107
           Mining claims, options and              41,760               41,760
           development costs
           Acquisition in Prog                      4,000                4,000
           Less Accumulated Depr                  (1,107)              (1,107)
                                                  ------               -------
           Net property, plant and equipment   11,082,550               45,760
                                               ----------               ------

Other Assets
           Investment in subsidiary               226,984              219,740
           Accounts receivable-related party      127,500              127,500
           Other non-current assets               209,326              230,732
                                                  -------              -------
           Total other assets                     563,810              577,972
                                                  -------              -------


TOTAL ASSETS                                 $ 12,029,025            $ 644,323


























                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                           UNAUDITED - April 30, 2002

                                               30-April-02            31-Jul-01

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
          Accounts payable                        $722,265             $188,399
          Accounts payable-other                         0                    0
          Accrued expenses                       1,128,161              958,806
          Unearned revenue                               0                    0
          Notes payable-Bank                     1,027,617                    0
          Notes payable-related party              662,787              687,787
          Note payable                             544,847              182,026
                                                   -------              -------
          Total current liabilities              4,085,677            2,017,018
                                                 ---------            ---------


Non-current Liabilities
          Unearned revenue                         304,359              304,359
          Notes payable, less current portion            0                    0
                                                         -                    -

          Total non-current liabilities            304,359              304,359
                                                   -------              -------

Stockholder's Equity
          Common stock                          11,385,924               83,552
          Additional paid-in capital             5,753,122            4,069,776
          Treasury stock                          -718,343             -579,804
          Retained earnings                     -6,261,661           -3,729,141
          Other Comprehensive Income            -2,520,053           -1,521,437
                                                ----------           ----------

          Total stockholder's equity             7,638,989           -1,677,054
                                                 ---------           ----------

Total Liabilities and Stockholder's Equity    $ 12,029,025            $ 644,323
                                                ----------              -------






















                             IMPERIAL PETROLEUM,INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                    Three Months Ending    Nine Months Ending
                                    04/30/02   04/30/01    04/30/02   04/30/01

Operating Income:
  Oil and gas revenue                $81,313         $0     $94,735         $0

  Management and fee income                0      6,359           0     30,676
                                           -      -----           -     ------

  Total operating income              81,313      6,359      94,735     30,676

Operating Expenses:
  Oil and gas lease operations        69,627          0      69,627          0
  Dry Hole costs                           0          0           0          0
  Mining operating expense                 0          0           0          0
  General and administrative expense  73,966     59,782     231,526    168,311
  Depreciation and depletion          29,885          0      29,885          0
                                      ------          -      ------          -

  Total operating expense            173,478     59,782     331,038    168,311
                                     -------     ------     -------    -------

Income/Loss from operations          -92,165    -53,426    -236,303   -137,635

Other Income/expense
  Interest                           -58,677    -23,927    -112,028    -66,572
  Gold certificate income-net              0          0           0          0
  Loss on marketable                       0          0           0          0
    securities
  Loss on write-down of mining             0          0           0          0
    equipment
  Gain/ loss on sale of assets      -243,864          0    -243,864          0
  Other                               20,723          0      20,723          0
                                      ------          -      ------          -
  Total other income/expense        -281,818    -23,927    -335,169    -66,572
                                    --------    -------    --------    -------
Net Loss Before Income Taxes        -373,983    -77,353    -571,472   -204,207
                                    --------    -------    --------   --------

Provision for Income Taxes
  Current                                  0          0           0          0
  Deferred                                 0          0           0          0
                                           -          -                      -
  Total benefit from income taxes          0          0           0          0


Net Income/Loss                    $(373,983)   (77,353)   (571,472)  (204,207)
                                  ----------   --------   ---------  ---------

Income/Loss per share                 ($0.019)   ($0.006)    ($0.030)  ($0.015)
                                     --------   --------    -------   --------

Weighted average shares
  outstanding                     19,363,646 13,675,276  19,363,646 13,675,276
                                  ---------- ----------  ---------- ----------









                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                    UNAUDITED

                                                        Nine Months Ending
                                                    04/30/02           04/30/01

Net cash provided by (used in)                      $271,017          -$203,449
operations

Net cash provided by(used in)investing activities:
  Capital additions and property                 -11,036,790                  0
    acquisitions
  Dispositions                                             0                  0
  Other                                              -11,162            -40,701
                                                     -------            -------
           Total                                 -11,025,628            -40,701

Net cash provide by(used in)financing activities:
  Repurchase of common stock                              0                   0
  Issuance of common stock                       11,302,372              50,000
  Deferred Revenue                                        0                   0
  Increase in Notes Payable                       1,365,438              58,500
  Beginning balance equity                       -3,597,299             111,836
  Paid-in Capital                                 1,683,346              36,594
                                                  ---------              ------
           Total                                 10,753,857             256,930

Increase in cash and equivalents                        754              12,780
Cash and cash equivalents at beginning of period      1,074                -180
Cash and cash equivalents at end of                   1,828              12,960
period


Supplemental disclosures of Cash Flow
Information
  Interest                                          112,028              66,572
Cash paid  Income taxes                                   0                   0
during
the
period
for:

For the purposes of cash flows, the Company considers all highly liquid debt instruments Purchased with a maturity of three months or less to be cash equivalents.







PART I - FINANCIAL INFORMATION


                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                 April 30, 2002



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

Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI"), Phoenix Metals, Inc., a Texas corporation ("Phoenix") , Oil City Petroleum, Inc. ("Oil City"), an Oklahoma corporation, Warrior Resources, Inc., ("Warrior") an Oklahoma corporation. Premier and IB Energy, Inc. were sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company acquired a total interest of 35.2% and management control of Warrior Resources, Inc. effective February 13, 2002.

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

At July 31,2001, the Company did not operate any active oil and natural gas properties directly, however as a result of its acquisition of 35.2% of the capital stock of Warrior Resources, Inc. (formerly Comanche Energy Inc.) on February 13, 2002 and its simultaneous change of the management control of Warrior, the Company through its subsidiary, Warrior, began direct operations of oil and natural gas properties and wells. Warrior presently operates 4 oil, 31 natural gas and 2 saltwater disposal wells in the States of Texas, Oklahoma and Mississippi resulting in daily production of approximately 10 barrels of oil per day and 1.5 million cubic feet of natural gas per day. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the prior fiscal year.




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

The Company entered into negotiations during fiscal 1999 with Asia Pacific Capital Corporation, a merchant banking firm located in Sydney, Australia, to provide project financing for its mining and energy projects in connection with an equity infusion. If completed under the present structure, Asia Pacific would acquire 20 million shares of the Company's restricted common stock in exchange for $12 million and a commitment to project finance up to $47 million of the Company's mining and energy projects. The Company has issued the shares and is holding the certificate pending completion of the payment of funds. Asia Pacific has encountered difficulties in securing its funds to complete the proposed transaction, however, the Company continues to work with Asia Pacific in furtherance of the original proposed structure. No assurances can be given that Asia Pacific will complete its funding and if completed will elect to finalize its plans to purchase shares of stock from the Company.

On August 15, 2001, Mr. Malcolm W. Henley and Mrs. Stacey D. Smethers resigned their positions as directors of the Company to pursue other interests. Their vacancies have been filled with Mrs. Annalee C. Wilson and Mr. Aaron M. Wilson, both family members of the Company's President and Chairman, until new directors are elected at the next shareholder's meeting.

On October 31, 2001, Warrior Resources Inc. (formerly Comanche Energy Inc. and the Company entered into a Compromise and Settlement Agreement to retire the Note Payable by Warrior to Imperial in the original principal amount of $165,000. The Agreement provides for the assignment of certain oil and natural gas properties by Warrior to Imperial with an estimated present value discounted at 10% of $322,800 as determined by independent engineering. Closing was scheduled on or before December 31, 2001, subject to the release of the properties by Warrior's principal lender and the release of Imperial under a Subordination Agreement signed in connection with the Original Note. The Bank's consent was obtained, however, Warrior was unable to provide clear title to the properties. As a result of subsequent agreements between the Company and Warrior, no further action has been taken to complete the Settlement Agreement at this time and as a result, the note continues to remain outstanding.

On October 31, 2001, Imperial and Rx Power, a California corporation signed a non-binding letter of intent wherein the two companies would form a Special Purpose Vehicle ("SPV") for the purpose of obtaining financing for the installation of Rx Power's proprietary electric generator units. Imperial will contribute stock, cash or financing up to the amount of $2,000,000 in five phases for a 45% interest in the cash flow from the SPV and Rx Power will contribute its existing contracts and future marketing efforts to the SPV for a 45% interest in the SPV. The project will be managed by a third party, subject to certain limitations imposed by both companies. The parties completed and signed a binding definitive agreement for the consummation of the transaction, and Imperial has obtained a financing commitment for its investment in the project. The electricity generator units developed by Rx Power offer cost savings to customers up to 25% from their present electricity source based upon the use of proprietary electronic components and technological advances in the generation of electricity using natural gas. The primary target market for these units, initially, is California, although the Company has signed a marketing agreement with an additional party to assist in the marketing of these units both within and outside the United States. RX Power has placed orders for ten generating units and is awaiting delivery to install the modifications necessary to allow commercial installation. The parties expect to become active in the installation of units during late June 2002. Contracts for several units have been obtained by RX Power and presented to the Company and await execution pending delivery of the completed units by RX Power.

On February 13, 2002 the Company entered into an Exchange Agreement with the management of Warrior Resources, Inc. (Formerly Comanche Energy, Inc.) wherein the company acquired 29,484,572 shares of the common stock of Warrior representing 30.8% of the voting stock of Warrior in exchange for 2,948,457 shares of the restricted common stock of the Company. (The Company previously owned 4,281,901 shares of Warrior.) The restricted shares of the Company were granted certain demand registration rights. Simultaneously with the change of management control of Warrior and the purchase of the shares by the Company, the Company and Warrior entered into a Agreement of Merger wherein the Company, subject to certain provisions, would undertake to complete an offering of its shares for the balance of the shares of Warrior held by non-management shareholders on the basis of ten Warrior shares for each one share of the Company. The Merger Agreement is subject to a number of covenants and warranties and representations made on behalf of Warrior by its former management Despite a number of breaches of those warranties and representations by Warrior and the ongoing litigation that has plagued and continues to hamper Warrior's financial position, the Company continues to pursue its merger with Warrior, although there is no assurance that the merger will be completed. In the event the Company decides to terminate its merger discussions with Warrior, Warrior will continue to operate as a subsidiary of the Company and its stock will continue to trade in the pink sheets under the symbol CMCY, where it currently trades.

As a result of ongoing discussions, the Company entered into a non-binding letter of intent dated April 3, 2002 with American Eagle Resources to acquire a 49% interest in a drilling company. The parties are in negotiations concerning a definitive agreement wherein board and management roles of the joint purchase will be determined. The drilling company generated approximately $13 million in revenues during its most recent fiscal year with earnings of approximately $2.5 million. The Company has secured a financing proposal from a third party for the purchase price of $9.2 million on behalf of the group. If the parties are able to successfully complete the definitive agreement and satisfy the financial covenants of the lender, closing would be expected to occur during June 2002.

On April 22, 2002, Warrior, a subsidiary of the Company, sold its Creek county, Oklahoma properties to an undisclosed purchaser for $1.4 million. The proceeds of the sale were used to pay down bank debt. As a result of the sale, Warrior's bank debt has been reduced to approximately $2.9 million.

Subsequent Events:

On May 31, 2002, Warrior entered into a confidential settlement agreement with Sha Stephens and Centex Oil Field Services, Inc. in connection with a lawsuit filed by Warrior and its former management and a counter-suit filed by Stephens and Centex. As a result of the settlement, all claims by each party were released.

An extension agreement with the Bank of Oklahoma NA, Warrior's lender, expired on May 31, 2002. Warrior and the Bank have begun discussions regarding future operations of the properties and management of the assets. The Bank holds substantially all of the assets of Warrior as collateral against its debt. No assurance can be given that the Bank will not foreclose on the assets or that the Bank will forestall any activity long enough to allow the Company to complete its planned financing.


 (2)  ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring items) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Ridgepointe Mining Company financial statements and notes thereto as of July 31, 1995 which are included in the Company's Form 8-K disclosure statement for the reverse acquisition by Ridgepointe of Imperial and included herein by this reference. In connection with the acquisition of control of Warrior Resources, Inc. the Company filed a Form 8-K on March 1, 2002 which is herein incorporated by reference.



 (3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of April 30, 2002, the Company had a total of 6 notes payable to individuals and private companies totaling $1.32 million in principal and accrued interest, of which $ 1.06 million was with its Chairman and President.

As a result of the purchase of control of Warrior, Warrior had in existence a number of private notes payable which totaled $ 0.48 million as of April 30, 2002. All of the Warrior notes are unsecured obligations of Warrior and are delinquent. Warrior is presently unable to make any payments on these notes.

In addition to the above referenced notes, Warrior also had in existence a number of "put" agreements wherein certain shareholders of Warrior were granted the right to "put" their shares to Warrior in exchange for cash at various prices. The total amount of the "put" obligations of Warrior as of April 30, 2002 were $ 0.18 million. Warrior is in default on these agreements and is currently unable to make any payments.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     GENERAL

RESULTS OF OPERATIONS


The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales, (iii) the level of lease operating expenses and (iv) the level of and interest rates on borrowings. The Company will need to rely on the initiation of operations on its mining ventures and its oil and natural gas operations to generate cash flow and future profits. The same factors listed above will apply to the sale of minerals and metals mined by the Company as well as oil and natural gas produced by the Company. As the Company initiates production on its mining properties, results of operations will be affected by: (i) commodity prices for gold. (ii) the quantity and quality of the gold ore recovered and processed and (iii) the level of operating expenses associated with the mining operations.

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant downward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $327.00 per ounce and have increased recently as a result of instability in the financial markets as a result of the events of 9/11/01. Gold prices are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.


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

Development of its oil and natural gas leases will subject the Company's revenues to the fluctuations inherent in the energy business for the last several years. Crude oil and natural gas prices have reached record highs during the last several months and expectations are that prices for these commodities will remain above prior levels in the future. Current crude oil prices as posted on the New York Mercantile Exchange (NYMEX) are in the $23.00 to $25.00 per barrel range while natural gas prices have reached highs of $9.00 per MMBTU during the winter months of 2000 but currently average $3.25 per MMBTU. The Company expects energy prices to continue to be volatile in the future.

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

Three Months Comparison

Quarter ended April 30, 2002 compared to Quarter ended April 30, 2001. Revenues for the three months ending April 30, 2002 were $81,313 compared to $6,359 for the comparable quarter ended April 30, 2001. The revenue in the current period reflects oil and gas sales on a consolidated basis as a result of the purchase of control of Warrior Resources. Prior period revenues reflect primarily interest income on notes receivable from affiliates. Future revenues will increase as a result of the consolidation of Warrior Resources and the planned start-up of mining operations, new oil and gas acquisitions and income derived from the Rx Power installations.

Oil and gas operating expenses were $69,627 for the quarter ended April 30, 2002 compared to $0 for the quarter ended April 30, 2001 as a result of the consolidation of the operations of Warrior Resources. No significant operations were conducted during the prior quarter. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine. In addition, with the beginning of the installation of Rx Power units, the Company expects to begin to incur direct operating expenses.

General and administrative costs increased as a result of the Warrior Acquisition with costs of $73,966 for the three months ending April 30, 2002 compared to $59,786 for the same period a year earlier. G&A expenses for the Warrior subsidiary have been reduced by approximately $50,000 (8/8ths) per month since the Company acquired control. Overall Company G&A should continue to
increase  as  the  Company  begins   continuous  mining  operations  and  begins
installing Rx Power units. Interest expense for the quarter increased from $ 23,927 in 2001 to $ 58,677 for the same period in 2002 and reflects the higher borrowings by the Company through the addition of the Warrior subsidiary.

The Company had an after-tax net loss of $373,983 ($0.019 per share) for the quarter ended April 30, 2002 compared to a net loss of $77,353 ($0.006 per share) for the comparable quarter a year earlier. The increase in net loss in income is attributable primarily to losses associated with Warrior. The Company expects to continue to incur losses as a result of Warrior until such time as it completes a new financing for Warrior which will allow investment in behind pipe and undeveloped reserves to increase cash flow. The Company does not expect to generate significant income until its mining operations or the Rx Power project are also in production.

Nine Months Comparison

Nine Months ended April 30, 2002 compared to Nine Months ended April 30, 2001. Revenues for the nine months ending April 30, 2002 were $94,735 compared to $30,676 for the comparable period ended April 30, 2001 and reflects revenue associated with one quarter of the oil and natural gas production from the Warrior Acquisition. On a pro forma basis and including the revenue from Warrior for nine months, the Company's revenues would have totaled $254,431. Future revenues will result from the start-up of mining operations, from new oil and gas acquisitions or from the installation of units under the Rx Power agreement.

Production and mining operating expenses were $69,627 for the nine months ended April 30, 2002 compared to $0 for the period ended April 30, 2001 and reflects one quarter of the direct expenses associated with Warrior. Including nine months of Warrior's expenses on a pro forma basis, the Company's direct expenses would have totaled $111,550 to its 35.2% share. No significant operations were conducted during the prior period. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine and the installation of units in connection with the Rx Power project.

General and administrative costs increased as a result of the Warrior acquisition with costs of $231,526 for the nine months ending April 30, 2002 compared to $168,311 for the same period a year earlier. Including nine months of the Warrior Acquisition on a pro forma basis, the Company's G&A would total 372,693. G &A should continue to increase as the Company begins continuous mining operations and begins installation of electricity generators, however a portion of the increase should be offset by reductions in the G&A associated with the Warrior Acquisition that have already been made in the amount of approximately $53,000 per quarter net to the Company's 35.2% share. Interest expense for the period increased from $66,572 in 2001 to $112,028 for the same period in 2002 due to increased borrowings as a result of the addition of the bank debt owed by Warrior.

The Company had an after-tax net loss of $571,472 ($0.030 per share) for the nine months ended April 30, 2002 compared to a net loss of $204,207 ($0.015 per share) for the comparable period a year earlier. The increase in net loss in income is attributable to the addition of the Warrior Acquisition. The Company does not expect to generate significant income until it has completed a refinancing for the Warrior subsidiary and begun to invest funds in generating additional cash flow from its inventory of behind pipe and undeveloped reserves and until its mining operations are in production or until the Rx Power installations are in operation.


CAPITAL RESOURCES AND LIOUIDITY


The Company's capital requirements relate primarily to its mining activities and the expansion of those activities and the development of its oil and natural gas business. Prior to the change in control, the Company funded its very limited activities from cash flow. The Company, through its subsidiaries, had established credit facilities with a bank to facilitate the funding of its operations. As a result of the sale of its Premier Operating subsidiary in October, 1996, the Company retired its principal bank debt and no longer has access to financing from that source. With the acquisition and consolidation of Warrior, the Company has acquired Warrior's relationship with its principal lender.

As a result of the inability of the Company to raise capital, Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah. The Company is active in only one mine that will require significant capital expenditures. In addition, Management determined that the Company should position itself in a high-profile natural gas project in an effort to attract capital, and as a result, the Company was able to negotiate a no-cost option on 42,300 acres of leases in the New Albany Shale Gas Play at a time prior to the most recent run-up in natural gas prices. Although the Company's option on the project has expired, the Company continues to have access to the project on the same basis, subject to prior sale. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, Management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, Management believes the Company will need to raise capital from outside sources during fiscal 2002.

The Company entered into negotiations in 2000 with Asia Pacific Capital Corporation, a merchant banking firm headquartered in Sydney, Australia, to provide an equity infusion of $12 million for the purchase of 20 million shares of the Company's restricted common stock and would provide project financing of up to $47 million. The principals of Asia Pacific previously indicated funding of the equity infusion would occur at several times during the relationship. No agreements have been signed between the Company and Asia Pacific and it currently appears that Asia Pacific has experienced further delays in raising its funding. If the transaction completes, Asia Pacific would become the Company's principal shareholder. There can be no assurance that Asia Pacific will complete the equity purchase.

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

In connection with its Rx Power transaction, the Company has obtained a financing commitment from a leasing company in the amount of $2 million for the installation of the electricity generating units. The lease terms require the payment of the first and last month's principal and interest of approximately $40,000 per month at the time the funds are accessed. The Company has the ability to access the amounts in $400,000 increments and reduce its initial payments. Upon notification from Rx Power that the initial customer contract is ready for installation, the Company will access the first $400,000 of funds for the project. We expect that, subject to completion of baseline tests for the Air Quality Control Board in California during June, that the Company will begin to operate contracts and fund installations in July 2002.

The Company acquired a 35.2% interest in Warrior Resources, Inc. (formerly Comanche Energy, Inc.) on February 13, 2002 in an exchange of common stock with the management of Warrior. In connection with the acquisition of control of Warrior and change of management control, the Company has been operating Warrior as a consolidated subsidiary. Warrior and the Company entered into a merger agreement at the time of the change of control that would result in the Company issuing 1 share of its registered common stock for each 10 shares of Warrior common stock outstanding, or approximately 6.6 million new shares. As a result of numerous breaches of the warranties and representations made by former the management of Warrior, continued litigation on the part of former directors and officers and the continued deterioration of its financial condition, the Company has focused its primary effort on attempting to stabilize Warrior's situation and in attempting to complete a financing for Warrior that would allow an infusion of capital to invest in development of Warrior's behind pipe and undeveloped reserves to increase cash flow. The Company negotiated an extension of the credit facility with Warrior's primary lender through May 31, 2002 and has had ongoing discussion with the bank regarding Warrior's financial condition. Overhead for Warrior's operations has been reduced by approximately $50,000 per month (8/8ths) and a lawsuit and counter-suit with a former officer and director has been settled. In addition the Company has mitigated a significant environmental liability that had been previously undisclosed by prior management The ability of Warrior to continue to operate will depend upon the completion of financing by the Company. There can be no assurances that the Company will be able to complete the financing for Warrior on terms that will allow Warrior to pay its outstanding accounts and continue to operate.

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

Although the timing of expenditures for the Company's mining and oil and natural gas activities are distributed over several months, the Company anticipates its current working capital will be insufficient to meet its capital expenditures. The Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining or oil and natural gas companies. There can be no assurance that the Company will be successful in its efforts to locate outside capital or that the funds to be provided by Asia Pacific will be received timely, if at all, and as a result the level of the Company's planned mining and oil and natural gas activities may need to be curtailed, deferred or abandoned entirely. In particular, the ability of Warrior to continue to operate is directly dependent upon the success of obtaining outside financing. The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of and mining activity achieved by the Company. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels and that additional funds will be required.

As a result of the Warrior Acquisition, the Company, through Warrior, presently has a credit facility with Bank of Oklahoma. As of April 30,2002, Warrior had an outstanding balance at the Bank of $2,919,316. The credit facility with the Bank is a revolving line subject to covenants relating to the value of the underlying oil and gas assets and other normal financial covenants. The credit facility bears interest at the rate of the Bank's prime rate plus 3%. As of Warrior's last fiscal year-end, August 31, 2001, it was in default on its loan covenants with the Bank. The Company negotiated an extension to the revolving line of credit with the Bank through May 31, 2002 to allow sufficient time to complete an alternate financing for Warrior, however as a result of continued litigation by former officers and directors of Warrior and other issues, the Company has been unable to complete the financing as yet. Efforts are continuing by the Company to work with the Bank and with Warrior's creditors to allow additional time to complete the financing. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal and accrued interest $1.06 million as of April 30, 2002. These funds have been used to develop the Company's mining properties and fund its ongoing activities. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At April 30, 2002, the Company had current assets of $382,665 and current liabilities of $4,085,677, which resulted in negative working capital of $3,703,012. The negative working capital position is comprised primarily of secured bank debt of $1,027,617; notes payable to shareholders and related parties totaling $1,207,634, accrued salaries and expenses totaling $1,128,161 and third party accounts payable of $722,265. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining or oil and natural gas activities of the Company and in particular, of Warrior, may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2002. The previously discussed transaction with Asia Pacific, if successful, will provide the Company with sufficient funds to pursue its mining and oil and natural gas ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell or abandon certain of its assets to meet its obligations.


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


INFLATION AND PRICES

The Company's revenues and the value of its mining and oil and natural gas properties have been and will be affected by changes in gold prices and the prices for crude oil and natural gas. The Company's ability to obtain additional capital on attractive terms is also substantially dependent on the price of these commodities. Prices for these commodities are subject to significant fluctuations that are beyond the Company's ability to control or predict.



























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

Litigation affecting Warrior Resources:

     1.) Former officers and directors, Elise Blount-Johnston, Charles B. Crowell and Norman Munro filed a motion in District Court of Tulsa County for the State of Oklahoma on May 13, 2002 requesting the court enforce a Settlement Agreement entered into in the case of James Borem and Sha Stephens, Plaintiffs and Comanche Energy, Inc. Derivative Plaintiff versus Comanche Energy Inc., Energytec.com, Inc. Frank W. Cole, d/b/a Frank W. Cole Engineering, Elise Blount-Johnston, Frank W. Cole, Charles B. Crowell, Norman Munro and Roy T. Rimmer. Hearing on the motion is set for June 12, 2002. The Company does not believe that Warrior has violated its Settlement Agreement with the defendants, since the agreements for which relief is being sought by the defendants were entered into subsequent to and were specifically excluded from the Settlement Agreement that resulted in dismissal of the above-mentioned lawsuit.

     2.) In the case of Warrior Resources, Inc., Plaintiff versus Sha Stephens, CenTex Oilfield Services, Inc. and James G. Borem, Defendants, Case No. CJ-2001-4714, pending in the District Court of Tulsa County, State of Oklahoma; and the case of Sha Stephens and Cen-Tex Oilfield Services, Inc., Plaintiffs versus Warrior Resources, Inc. f/k/a Comanche Energy, Inc., and Double Eagle Petroleum Corporation, Cause No. 49552, pending in the District Court of Parker County, Texas; Warrior had previously entered into a confidential settlement agreement with James G. Borem. Effective May 31, 2002, Warrior entered into a confidential settlement agreement with Sha Stephens and Cen-Tex that resulted in the dismissal of all litigation between the parties with prejudice.

     3.) In the case of Roy T. Rimmer, et al, Plaintiff, versus Comanche Energy, Inc., et al, Defendants, in the District Court of the Third Judicial District in and for Salt Lake county, state of Utah, no further action has taken place since May 2001. 4.) Miscellaneous Litigation and Threatened
     Litigation: Warrior and Double Eagle, its wholly owned subsidiary, are named defendants in various law suits stemming primarily from the non-payment of past-due invoices. Warrior has negotiated settlement agreements with extended settlement terms in most cases. In the cases of delinquent payments for notes payable and "put" agreements, numerous litigation threats have been made against Warrior, however none have resulted in litigation at the present time.

Item 2.     Changes in Securities. Not applicable.
            ----------------------

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







Dated:    JUNE 12, 2002