Form 10-K
period 2002-07-31
IMPERIAL PETROLEUM INC
filed 2002-12-17
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549

  (Mark One)

                                    FORM 10-K

       XX                   ANNUAL REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                     ACT OF
                                      1934
                               For the fiscal year
                               ended July 31, 2002
                                     -------------
                           TRANSITION REPORT PURSUANT
                             TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                               For the transition
                            period from_____ to______

                          Commission file number 0-9923

                            IMPERIAL PETROLEUM, INC.

             (Exact name of registrant as specified in its charter)



          Nevada                                             95-3386019
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                            identification No.)


11600 German Pines                                                47725
Evansville, IN                                                  (Zip Code)



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

On July 3l, 2002, there were 19,363,946 shares of the Registrant's common stock issued and outstanding.

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates is $1,729,568. See Item5. Market for Registrant's Common Stock and Related Stockholder Matters.

                       Documents Incorporated by Reference
                                      NONE





                            IMPERIAL PETROLEUM, INC.

                                    FORM 10-K

                        FISCAL YEAR ENDED JULY 3l, 2002
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
..
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

Cautionary Statement Regarding Forward Looking Statements

In the interest of providing the Company's stockholders and potential investors with certain information regarding the Company's future plans and operations, certain statements set forth in this Business Plan relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Although any forward looking statements contained in this Business Plan or otherwise expressed on behalf of the Company are, to the knowledge and in the judgement of the officers and directors of the Company, expected to prove to come true and to come to pass, management is not able to predict the future with absolute certainty. Forward looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of commodity prices, changes in interest rates and capital market conditions, competition, risks inherent in the Company's operations, the inexact nature of interpretation of seismic and other geological, geophysical, petro-physical and geo-chemical data, the imprecise nature of estimating reserves and such other risks and uncertainties as described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

This Business Plan or its dissemination to prospective investors does not constitute an offer to sell to, or a solicitation of an offer to buy from, nor shall any of the securities be offered or sold to, any person in any state or other jurisdiction in which such offer, purchase or sale is unlawful or unauthorized under the laws of such jurisdiction. The information contained herein has been prepared to assist interested parties in making their own evaluation of the Company and does not contain all of the information that a prospective investor may desire. The Company encourages any prospective investor to obtain copies of its reports as filed with the Securities & Exchange Commission through its EDGAR database. The Company does not make any representation or warranty as to the accuracy or completeness of the information in this Business Plan and shall have no liability for any representations (express or implied) contained herein, or for any omissions from this Business Plan, or any other written or oral communication transmitted to the recipient in the course of the recipient's evaluation of the Company.




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

Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI"), Phoenix Metals, Inc., a Texas corporation ("Phoenix") , and Oil City Petroleum, Inc. ("Oil City"), an Oklahoma corporation and Warrior Resources, Inc., an Oklahoma corporation. Premier and IB Energy, Inc. were sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. Eighty-percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company owns approximately 365 of the commons stock of Warrior and carries its ownership under the equity method.

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

At July 31,2002, the Company does not operate any active oil and natural gas properties directly, although it owns 36% control of manages the operations of Warrior Resources Inc. (formerly Comanche Energy Inc.) which does operate in the oil and natural gas business. Warrior Resources, Inc. through its wholly-owned subsidiary, Double Eagle Petroleum Corporation , owns crude oil and natural gas properties located in the states of Texas and Mississippi. The Warrior presently owns an interest in approximately 63 producing natural gas wells and 4 producing oil wells with daily net production to Warrior's interest of 1,010 MMCFPD and 10 BOPD. Warrior estimates its net proven oil and natural gas reserves as of July 31, 2002 to be approximately 43,600 MMCF of gas and 274 MBBL of oil.

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

On October 31, 2001, Imperial and Rx Power, a California corporation signed a non-binding letter of intent wherein the two companies would form a Special Purpose Vehicle ("SPV") for the purpose of obtaining financing for the installation of Rx Power's proprietary electric generator units. Imperial will contribute stock, cash or financing up to the amount of $2,000,000 in five phases for a 45% interest in the cash flow from the SPV and Rx Power will contribute its existing contracts and future marketing efforts to the SPV for a 45% interest in the SPV. The project will be managed by a third party, subject to certain limitations imposed by both companies. The parties are signed a binding definitive agreement in February 2002 for the consummation of the transaction. The electricity generator units being developed by Rx Power offer cost savings to customers up to 25% from their present electricity source based upon the use of proprietary electronic components and technological advances in the generation of electricity using natural gas. The primary target market for these units, initially, is California. Rx Power is still completing the testing and development of its initial commercial unit. As a result no activity occurred in the SPV during this fiscal year.

The Company entered into and closed the acquisition of 29,484,572 shares of the common stock of Warrior Resources, Inc. (formerly Comanche Energy, Inc.), representing approximately 30.8% of the issued and outstanding shares of Warrior on February 13, 2002 in connection with an Exchange Agreement (See "Exchange Agreement" included herein) between the Company and the management of Warrior, Messers. Luther Henderson and John Bailey. In connection with the Exchange Agreement, the Company issued 2,266,457 shares of its restricted common stock to Mr. Henderson, representing 12.9 % of the issued and outstanding shares of

Registrant in exchange for 22,664,572 shares of the common stock of Warrior and 682,000 shares of its restricted common stock to Mr. John Bailey, representing
3.9 % of the issued and outstanding shares of the Company in exchange for 6,820,000 shares of the common stock of Warrior. Mr. Bailey and Mr. Henderson resigned as officers and directors of Warrior and Mr. Jeffrey Wilson, president of the Company, was appointed president and sole director of Warrior. Simultaneously with the closing of the Exchange Agreement with Messrs. Henderson and Bailey and the change of control of Warrior, the Company entered into an Agreement and Plan of Merger (See "Agreement and Plan of Merger" included herein), subject to certain conditions, to offer to acquire the remaining issued and outstanding capital stock of Warrior through a subsequent offering to be registered with the Securities & Exchange Commission. The terms of the proposed exchange of shares with the remaining shareholders of Warrior was on the basis of one share of Imperial common stock in exchange for ten shares of Warrior common stock. Completion of the Agreement and Plan of Merger was subject to a number of conditions, including the completion of audited financials for Warrior, approval of the Warrior stockholders, the filing and effectiveness of a registration statement by Registrant for the shares to be offered, the satisfactory completion of due diligence and other customary closing conditions. Due to breaches of the agreements by the former management of Warrior, the Company terminated the proposed merger in August 2002. As a result of the termination of the merger agreement, the Company has the right to receive $200,000 or an equivalent value in shares of Warrior valued at $0.02 per share.

Subsequent Events:

The Company assisted Warrior in completing a refinancing of its principal bank debt and in retiring certain of its trade, notes and accounts payable in November 2002 and as a result, the note payable to the Company from Warrior has increased by approximately $1.0 million. As a result of the refinancing of its principal debt with the bank, Warrior has begun a work program on its wells, with the direction of the Company, to increase cash flow. The Company ahs been in negotiations with a third party to sell control of Warrior for an equity infusion sufficient to allow retirement of the principal bank debt, trade and accounts payables, including the note with the Company. There is no assurance that the potential sale will complete.

Business Strategy

The Company's business strategy changed with the acquisition of Ridgepointe in August 1993 and the change of management to its current management. The Company had used its limited oil and gas assets to provide the working capital necessary to expand and develop its mineral mining activities. The Company's initial emphasis on mining ventures reflected its belief that quality opportunities still exist in many areas of mineral mining for small mining companies. As a result, the Company acquired and tested a significant mineral property sufficient in size to provide a significant development opportunity for the Company's future growth, when fully operational. With the acquisition of control of Warrior Resources, Inc., management has renewed its focus on oil and natural gas opportunities and in particular the acquisition of small public energy companies that are having difficulty achieving liquidity for their investors in today's markets. The Company believes that significant opportunities are available through strategic mergers and acquisitions in the energy industry in the small capitalization sector. The Company intends to seek out opportunities in other commodities that the Company believes may have the opportunity for a cyclical improvement in demand and price.

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


Reserves

     Mining


The following table sets forth estimates as of July 31, 2002 of the mineral reserves net to the Company's interest in each of the Company's claim groups as prepared by independent engineers and geologists and by the Company. These estimates are based upon extensive sampling and testing on the Company's properties and are based on assumptions the Company believes are reasonable regarding production costs, metallurgical recoveries and mineral prices. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company's control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgement. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and that plans for mining could be revised.

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

                                                     As of July 31,2002
                                                     Net Mineable Reserves
Claim Group Location  Acres Gold Grade (oz/ton)  Gold(oz) Silver(oz) Copper(lbs)
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

Duke Mine - The primary focus of the Company during fiscal 2000 has been the financing of operations on the Duke Mine located in San Juan County, Utah. The property comprises some 2,240 acres of unpatented mining claims in the Dry Valley Gold Claim area. Access to the property is excellent via blacktop roads adjacent to the claims. The property is located some 20 miles south of Moab, Utah. The primary mineralization at the Duke Mine occurs as microscopic g6ld located in very fine grain placer material. Sieve analysis of the sand indicates that about 71 % of the material are larger than 200 mesh. Recovery tests have been conducted on a grid sampling pattern throughout the claim area utilizing the Cosmos Concentrator and indicate an average recovery of 0.10 ounces/ton of free gold. Because of the nature of the placer material and in particular its size, mining and process recovery operations will be significantly simplified, thereby reducing costs. The company has, subsequent to its initial reserve report, conducted additional recovery tests utilizing other equipment in addition to the Cosmos Concentrator with similar results. Water is readily available, however, drilling is required.

The Company began production at the Duke Mine during the first quarter of fiscal 1998 on a pilot operation. A portable Cosmos Concentrator was purchased and was moved on site. The facility should be capable of processing about 100 tons of placer material per day, however initial operations have been conducted at rates of 20 tons per day. The Company spent approximately $185,000 to begin operations at this level and is operating under a small miner's permit exemption. Pilot plant results have been encouraging despite mechanical start-up problems. Upon completion of its pilot tests, the Company suspended any further operations until construction of a full-scale modular facility can be completed. The facility is planned during the third and fourth quarters of fiscal 2003, subject to capital availability, permitting and construction schedules, at a cost of $8.0 million and with a capacity of 10,000 tons per day. The present claims owned by the Company contain approximately 48,837,500 tons of placer material. Presently there are 5 other companies active in the development of claims in the vicinity of the Duke Mine



Competition

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

Oil & Natural Gas. The Company at present owns 36% of the common stock and provides management for Warrior Resources. In general, limited or only old title opinions exist on the leases, however, title surveys have been conducted in the normal course of the Company's financing efforts. The Company has reviewed the validity and recording of the leases at the county courthouses in which the properties are located and believes that it holds valid title to its properties.

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


Item 3. Legal Proceedings.


Imperial Petroleum, Inc. versus Ravello Capital LLC: The Company filed suit in Federal District Court in Tulsa County, Oklahoma against Ravello Capital LLC on November 20, 2000. The suit alleged breach of contract and sought to have the contract declared partially performed in the amount of $74,800 and sought relief in the amount of $488,390 for the unpaid consideration and punitive damages and attorneys fees. The Company received a judgement award against Ravello in the amount of $488,390 and subsequently collected and credited the judgement in the amount of $85,638.02 as a result of the re-issuance of certain of its shares in Warrior, held by Ravello in escrow and not released. The Company is pursuing the balance of the judgement against Ravello.


Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                                     PART II


Item 5. Market For Registrant's Common Stock; and Related Stockholder Matters.

The Company's common stock is traded in the over-the-counter market. From 1984 to 1997 trading had been so limited and sporadic that it was not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company was advised that trading in its shares resumed in September 1997 and the Company's stock was quoted at approximately $0.25 per share in sporadic trading. The approximate present bid price for the Company's common stock is $0. 40 per share and the approximate asked price is $0.45 per share.

No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

There are approximately 602 holders of record of the Company's common stock.



   Item 6. Selected Financial Data

                             2002         2001          2000          1999           1998            1997

Operating Revenue            0             0             0               53,744      60,000         15,955

Income (loss)from
continuing operations       (855,719)  (1,282,523)   (952,854)       (1,006,421)     (496,604)      (6,726)

Net Income (loss)           (820,242)   (1,373,443)  (1,013,299)     (1,006,421)     (496,604)      (6,726)

Net Income (loss) per share   (0.05)      (0.10)        (0.08)        (0.10)        (0.08)           (0.0)

Total Assets                  495,090     644,323       1,426,813     1,947,939     1,948,979      722, 530

Stockholder's Equity        (1,830,357) (1,677,054)      (673,594)      166,463       572,644       91,666

Cash Dividends Paid
per Common Share

Number of Outstanding
Shares (weighted)           16,598,593  13,144,969     12,560,958    9,627,006      6,138,819   13,357,111



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

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant downward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $310.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

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

Development of its oil and natural gas leases will subject the Company's revenues to the fluctuations inherent in the energy business for the last several years. Crude oil and natural gas prices have reached record highs during the last several months and expectations are that prices for these commodities will remain above prior levels in the future. Current crude oil prices as posted on the New York Mercantile Exchange (NYMEX) are in the $21.00 to $25.00 per barrel range while natural gas prices reached highs of $9.00 per MMBTU during the winter months of 2000, but have settled into the $3.00-$3.50 range. The Company expects energy prices to continue to be volatile in the future.

Year ended July 31, 2002 compared to year ended July 31, 2001. The Company generated no revenues during the year ended July 31, 2002 or the year ended July 2001. The Company expects its revenues to remain marginal until it begins continuous operations on the Duke Mine planned for 2003.

Operating expenses for the year ended July 31, 2002 and for the year ended July 31, 2001 were both $0 the lack of any significant operations during the most recent fiscal year. The Company does not expect to incur substantial operating expenses until its mining or oil and natural gas operations are in continuous operation. General and administrative expenses increased to $466,875 for the year ended July 31, 2002 from $285,281 for the year ended July 31, 2001 and reflects the expenses associated with the purchase of control of Warrior, the development of the Rx Power business, the environmental business and funding of engineering and other overhead costs from the prior year. The Company expects the level of its general and administrative expenses to remain high during the period of high acquisition activity and until the Duke mine is in continuous operation.

The Company incurred an after tax net loss of $820,242 ($0.05 per share) for the year ended July 31, 2001 compared to an after tax net loss of $1,373,443 ($0.10 per share) for the prior year. The net loss is comprised of impairment losses as a result of the Warrior acquisition of $388,844 and $997,242 as of July 31, 2002 and July 31, 2001 respectively. The balance of the net loss is a result of general and administrative costs incurred. The Company does not expect to generate a profit until its mining operations are in continuous production or until it develops significant oil and gas operations.

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

As a result of the inability of the Company to raise capital, Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. Management determined that the Company should position itself in a high-profile natural gas projects in an effort to attract capital and due to increasing natural gas prices. The Company completed the acquisition of control of Warrior Resources, Inc. on February 13, 2002. Warrior had experienced a considerable degree of decline in its operations and financial condition as a result of management and director disagreements that had led to lawsuits and disrupted the continuity of management of Warrior. The Company acquired approximately a 36% overall stock position in Warrior and assumed management control. In assuming management control and consolidating Warrior's operations, the Company eliminated approximately $65,000 per month in Warrior's overhead and was able to complete a refinancing of Warrior's principal bank debt. In addition, the Company assisted Warrior in eliminating approximately $1.0 million in third party trade and note payables. Warrior has begun a work program on its properties to increase cash flow which, if successful, should allow it to re-pay its new bank facility, eliminate over time its remaining trade accounts payable and repay the Company. Due to the termination of the merger agreement with Warrior, the Company is entitled to receive compensation in the amount of $200,000 or an equivalent value of Warrior common stock issued at $0.02 per share. As a result of the refinancing of Warrior's debt, the Company ahs begun to invoice Warrior for use of its facilities and office space and for management time spent on Warrior at the rate of $10,000 per month.

The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, Management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, Management believes the Company will need to raise capital from outside sources during fiscal 2002. The Company has received two offers for equity lines, subject to the filing of a Regulation D private placement in the approximate amount of $5 million each. The Company has not accepted either offer at the present time, although management expects to complete one of the transactions during fiscal 2003.

The Company entered into negotiations in fiscal 2000 with Asia Pacific Capital Corporation, a merchant banking firm headquartered in Sydney, Australia, to provide an equity infusion of $12 million for the purchase of 20 million shares of the Company's restricted common stock and would provide project financing of up to $47 million. Asia Pacific has been unable to complete the transaction and the Company has terminated the negotiations.

As a result of the acquisition of control of Oil City and the subsequent sale of Oil City's assets to Comanche, the Company owned 5,481,901 shares of the restricted common stock of Comanche. The Company entered into a transaction with Ravello Capital LLC in order to raise cash to pay off a judgement creditor, its private, non-affiliate noteholders and to raise capital for its New Albany Shale Project. As discussed previously, Ravello paid the judgement creditor, however, it failed to complete the balance of the transaction and the Company filed suit against Ravello for breach of contract, among other things. The Company was awarded a monetary judgement in the amount of $448,390 against Ravello and subsequently received the reissued shares of common stock in Comanche (now Warrior) and credited the judgement in the amount of $85,638.02. The balance of the judgement remains unsatisfied.

The Company intends to continue to pursue each of the above transactions in an effort to finance its operations, however, in the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

Although the timing of expenditures for the Company's mining and oil and natural gas activities are distributed over several months, the Company anticipates its current working capital will be insufficient to meet its capital expenditures. The Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining or oil and natural gas companies. There can be no assurance that the Company will be successful in its efforts to locate outside capital and as a result the level of the Company's planned mining and oil and natural gas activities may need to be curtailed, deferred or abandoned entirely. The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of and mining activity achieved by the Company. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels and that additional funds will be required.

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining or oil and natural gas activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal and accrued interest $641,094 as of July 31, 2002. These funds have been used to initiate the Company's mining activities and fund its overhead requirements. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At July 31, 2002, the Company had current assets of $48,624 and current liabilities of $2,021,088, which resulted in negative working capital of $1,972,464. The negative working capital position is comprised of accounts payable of $92,263, notes payable to shareholders and related parties totaling $765,817, accrued salaries and expenses totaling $1,083,008 and third party notes payable of $80,000. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining or oil and natural gas activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2002. The previously discussed transactions regarding equity infusions, if successful, will provide the Company with sufficient funds to pursue its mining and oil and natural gas ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell or abandon certain of its assets to meet its obligations.

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






Item 8. Financial Statements and Supplementary Data.

            Audited Financial Statements of Imperial Petroleum, Inc.


Independent Auditor's Report.................................................F-1

Consolidated Balance Sheets as of July 31, 2002 and 2001.....................F-2

Consolidated Statements of Operations for the years
  ended July 31, 2002, 2001 and 2000.........................................F-3

Consolidated Statements of Stockholder's Equity for the
years Ended July 31, 2002, 2001 and 2000.....................................F-4

Consolidated Statements of Cash flows for the years
ended July 31, 2002, 2001 and 2000...........................................F-5

Notes to Consolidated Financial Statements......................F-7 through F-22


Item9. Changes in and Disagreements with Accountants on Accounting
         And Financial Disclosure.

        Not applicable.

                       Consolidated Financial Statements





                    IMPERIAL PETROLEUM, INC. and SUBSIDIARIES


                          July 31, 2002, 2001 and 2000

                            IMPERIAL PETROLEUM, INC.

                                       and

                                  SUBSIDIARIES




                                  CONSOLIDATED

                              FINANCIAL STATEMENTS

                          AS OF JULY 31, 2002 and 2001

                                       and

                               FOR THE YEARS ENDED

                          JULY 31, 2002, 2001 and 2000

                                       and

                          INDEPENDENT AUDITOR'S REPORT

                            IMPERIAL PETROLEUM, INC.

                          July 31, 2002, 2001, and 2000




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

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Imperial Petroleum, Inc.
Evansville, Indiana


We have audited the accompanying consolidated balance sheets of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 2002 and 2001 and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended July 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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






BRISCOE, BURKE & GRIGSBY LLP

                    Certified Public Accountants



December 11, 2002

                            IMPERIAL PETROLEUM, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                             July 31, 2001 and 2000

ASSETS                                             2002                   2001
                                              ---------              ---------
 Current assets:
  Cash                                     $       2,869             $   1,074
     Accounts receivable - other                       -                     -
     Accrued interest receivable                  45,755                47,488
                                                 -------                  ----
Total current assets                              48,624                48,562


Property, plant and equipment
   (Notes 1, 2, and 4):
   Mining claims, options and
    development costs less impairment             41,760                41,760
   Equipment                                       1,107                 1,107
   Acquisition in progress (Note 13)               4,000                 4,000
                                                  ------             ---------
                                                  46,867                46,867

Less: accumulated depreciation                     1,107                 1,107


Net property, plant and equipment                 45,760                45,760

Other assets:
   Notes receivable - related parties
     (Note 3)                                    192,408               330,261

   Investments- Warrior Resources
     (Notes 2 and 11)                            208,298               219,740
                                                 -------             ---------

         Total other assets                      400,706               550,001
                                              ----------            ----------

TOTAL ASSETS                                 $   495,090          $    644,323
                                                 =======             =========

LIABILITIES and STOCKHOLDERS' EQUITY                   2002             2001
                                                     ---------         ------

Current liabilities:
    Accounts payable                               $     92,263   $    188,399
    Accrued expenses (Note 17)                        1,083,008        958,806
   Notes payable (Note 6)                                80,000         80,000
   Notes payable - related parties
      (Note 7)                                          765,817        789,813
                                                        -------        -------

Total current liabilities                             2,021,088      2,017,018


Noncurrent liabilities:
Unearned revenue - noncurrent
    (Note 16)                                           304,359        304,359
Deferred income taxes (Note 5)                                -              -
                                                  -------------      ----------

       Total noncurrent liabilities                     304,359        304,359


Stockholders' equity:
Common stock of $0.006 par value,
    authorized 50,000,000 shares;
    39,363,946 issued in 2002 and
    13,925,276 shares in 2001                           236,184         83,552
Paid-in capital                                       6,247,583      4,069,776
Accumulated deficit                                 (6,070,820)     (5,250,578)
Treasury stock, at cost
(21,368,957 shares in 2002 and
652,290 shares in 2001)                             (2,243,304)       (579,804)
                                                    -----------     -----------

     Total stockholders' equity (deficit)           (1,830,357)     (1,677,054)


Commitments and contingencies
(Note 9)                                                     -               -
                                                 --------------   -------------


      TOTAL LIABILITIES and
         STOCKHOLDERS'
          EQUITY (DEFICIT)                       $     495,090    $    644,323
                                                       =======    ============


The accompanying notes are an integral part of these consolidated financial statements

                                        2A

                            IMPERIAL PETROLEUM, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                For the Years Ended July 31, 2002, 2001 and 2000

                                         2002           2001           2000
                                      ------------   ------------   ------------
Operating income:
  Management fees                    $         -      $        -   $         -
  Environmental service revenues               -               -             -
                                     ------------    ------------    -----------

    Total operating income                     -               -             -
                                     ------------    ------------    -----------

Operating expenses:
  Cost of goods sold                           -               -             -
  Mining lease operating expense                                             -
  Research and development                     -               -          7,407
  Impairment loss (Note 11)              388,844         997,242        374,697
  General and administrative expenses    466,875         285,281        570,012
  Depreciation, depletion and
   amortization (Note 2)                      -                -
738
                                     ------------     ------------    ----------

    Total operating expenses             855,719       1,282,523
952,854

Loss from operations                    (855,719)     (1,282,523)      (952,854)
Other income and (expense):
  Interest expense                       (78,788)        (74,548)      (101,758)
  Interest income                         25,433          25,172         11,213
  Other income                            88,832          12,000         30,100
  Gain (loss) on sale of assets
   (Note 15)                                   -         (53,544)
-
                                      -----------    ------------    -----------

Net loss before income taxes            (820,242)     (1,373,443)    (1,013,299)
                                      -----------    ------------    -----------

Provision for income taxes: (Note 5)
   Current                                     -                -              -
   Deferred                                    -                -              -
                                     ------------     ------------   -----------

    Total benefit from income taxes            -                -              -
                                     ------------     ------------   -----------

Net loss                            $   (820,242)     $(1,373,443)  $(1,013,299)
                                     ============      ===========  ============

Loss per share (Note 2)             $       (.05)     $      (.10)   $     (.08)
                                     ============     ============  ============
Weighted average shares
  outstanding                          16,598,593       13,144,969   12,560,958
The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                 Consolidated Statements of Stockholders' Equity

                For the Years Ended July 31, 2002, 2001, and 2000


                                Common Stock             Additional   Treasury       Other            Total
                                             Par         Paid-In      Stock
                                Shares       Value       Capital
                                ---------    --------   -----------   -----------     -----------     ---------
Balances at July 31,1999       11,528,230    $ 69,170   $4,350,476    $(2,863,836)   $(1,468,677)      $ 87,133

Treasury stock issued
in contemplation                     -          -        (721,527)       -               888,873        117,346

Stock cancelled                 (650,000)     (3,900)       3,900        -              -                 -
Stock issued to pay off
Interest and debt (Note 6)        990,269       5,455      85,471        -              -                90,929

Net loss for the period             -             -           -        (1,013,299)      -            (1,013,299)
                               ----------     --------   ----------  -----------    -----------   ------------
Balances, restated,
at July 31,2000                12,504,165      75,025     3,791,520    (3,877,135)       (579,804)     (590,394)



Investments in Warrior Resources    -             -        172,499      -                 -             172,499
Stock issued for payment of fees  500,000       3,000         37,000    -                 -              40,000
Stock issued to pay off
Interest and debt (Note 6)        921,111       5,527         68,757    -                 -              74,284
Net loss for the period              -             -             -     (1,373,443)        -          (1,373,443)
                               ----------       ------     ---------   -----------       --------- -----------
Balances, restated,
at July 31,2001                13,925,276       83,552     4,069,776   (5,250,578)       (579,804)   (1,677,054)


Investments in
Warrior Resources               2,948,457       17,691       359,712    -                 -             377,403
Stock issued for
payment of fees                 1,436,722        8,620       233,933    -                 -             242,533
Stock issued to pay off interest
  and debt       (Note 6)       1,053,491        6,321        97,157    -                 -             103,496
Stock held pending financing   20,000,000      120,000     1,416,000    -                (1,536,000)       -
Default on unsubscribed stock      -               -          70,987      -                (127,000)    (56,513)
Net loss for the period            -               -             -     (820,242)          -            (820,242)
                               ----------     --------   -----------   -----------       ----------- ---------
Balances at July 31,2002       39,363,946     $236,184   $6,247,583   $(6,070,820)     $(2,243,304) $(1,830,357)


The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

                For the Years Ended July 31, 2002, 2001 and 2000


                                               2002        2001         2000
                                               ----        ----         ----
Cash flows from operating activities:
  Historical net loss                      $(820,242) $(1,373,443)  $(1,013,299)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
  Depreciation, depletion and amortization       -           -
738
  Expenses paid with common stock            242,554       40,000
-
  Loss(Gain) on sale and disposal
    of assets                                    -          4,060
-
  Write-offs                                  59,427          -          49,484
  Realized loss on marketable securities         -         49,484            -
Impairment                                   388,844      997,242       374,697
(Increase) Decrease in accounts
    receivable - other                           -            -           3,000
  (Increase) Decrease in notes
    receivable - related party                   -         11,213       (11,213)
  (Increase) Decrease in notes
    receivable - other                        10,353      (37,115)      (21,120)
  (Increase) Decrease in inventories             -            -              -
  (Increase) Decrease in other
     current assets                              -            -              -
   Increase (Decrease) in accounts payable    (9,542)      11,858        135,490
   Increase (Decrease) in accrued expenses   195,190      203,346        297,746
   Increase (Decrease) in unearned revenue       -            -
6,918
                                             -------      -------      ---------
Net cash used for operating activities       (77,705)    (112,872)
(84,285)



Cash flows from investing activities:
  Acquisition in progress                       -             -          (4,000)
  Purchases of equipment                        -             -              -
  Sale of securities                            -          33,716            -
                                             -------       -------      --------

Net cash used for investing activities          -          33,716
(4,000)




The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

                For the Years Ended July 31, 2002, 2001 and 2000




                                                2002         2001         2000

Cash flows from financing activities:
  Increase (Decrease) in notes payable            -         62,526       39,500
  Increase (Decrease) in notes payable
    related parties                            79,500       17,524       47,550
                                               ------       ------       ------
Net cash provided by financing activities      79,500       80,050       87,050

Net increase (decrease) in cash and
cash equivalents                                1,795          894       (1,235)

Cash and cash equivalents at beginning of year  1,074          180
1,415
                                                -----        -----       ------
Cash and cash equivalents at end of year        2,869        1,074          180

Supplemental disclosures of cash flow information:
  Cash paid during the period for
     Interest                                    -             -             -
     Income taxes                                -             -             -

Supplemental schedule of noncash investing and financing activities:

Stock issued for mining equipment and
  mining claim options                           -             -
-
  Stock issued for services                   242,554       40,000           -
  Stock issued for investment                 377,403          -             -
  Stock subscribed                               -             -         127,500
  Stock cancelled                                -             -           3,900
  Notes receivable                               -        (172,498)          -
  Impairments                               (388,844)     (997,242)    (374,697)
  Write-down of mining claims                    -             -             -
  Write-offs                                  59,427        (4,060)     142,758
  Stock issued to extinguish debt            103,496        74,284      208,273
                                             ---------     --------   ----------
Total                                        394,036     (1,059,516)    107,734
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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION

     Organization

 The Company is attempting to obtain capital, through its wholly owned subsidiary, Ridgepointe Mining Company, to continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States.

The Company is engaged, through its wholly owned subsidiary Imperial Environmental Company, in developing and marketing water filtration systems to municipalities.

Financial Condition

The Company's financial statements for the year ended July 31, 2002 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $820,242 and $1,373,443 for the years ended July 31, 2002 and 2001, respectively, and as of July 31, 2002 has an accumulated deficit of $6,070,820 and a deficit working capital of $1,972,464.

Management Plans to Continue As A Going Concern

The Company believes that it will require outside capital to continue as a going concern. The Company has offers in hand from two independent groups, Cornell Capital and Joseph Stevens & Company, providing equity lines of credit of up to $5,000,000 each. The terms of each are similar and provide for the Company, subject to filing a Regulation D private placement memorandum, to sell registered shares of its common stock at or near the average "bid" price of the stock as quoted on the Bulletin Board. The Company will have the discretion and control over how much stock and when the shares are placed. The Company has not yet executed either of the offers, pending completion of their current filings.

The Company controls the efforts of Warrior Resources, Inc. as a result of the acquisition of control of Warrior during fiscal 2002. As a result of the refinancing of Warrior's senior debt, the Company has begun invoicing Warrior for management fees beginning in October 2002 at the rate of $10,000 per month to cover use of the Company's facilities and management time spent on Warrior's behalf. These fees, as paid by Warrior, will adequately cover overhead charges incurred by the Company. A potential sale of control of Warrior, as currently contemplated, will result in the infusion of approximately $1,200,000 in capital into the Company.

Management is currently in negotiations with other companies to acquire their operations and assets for stock of the Company.

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

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (continued)


     Development Stage Companies

     A summary of the financial information of Ridgepointe Mining Company (A Development Stage Company), excluding its wholly owned subsidiary I. B. Energy, Inc., is as follows:


                                               2002         2001          2000


      Current assets                        $   -        $   -          $   -
      Net claims and equipment               41,760       41,760         41,760
      Other assets                              -            -              -


        Total assets                         41,760        41,760        41,760
                                             ======        ======        ======


                                               2002          2001         2000

      Current liabilities                 $ 663,512     $ 654,973     $ 646,694
      Long-term liabilities                     -             -            -
      Common stock                          125,107       125,107       125,107
      Paid-in capital                     1,343,886     1,343,886     1,343,886
      Deficit accumulated
        before development stage           (121,953)     (121,953)     (121,953)
      Deficit accumulated during
        development stage                (1,968,792)   (1,960,253)   (1,951,974)
                                         -----------   -----------   -----------

        Total liabilities and
          stockholders' deficit        $     41,760     $  41,760    $   41,760

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.    ORGANIZATION AND BUSINESS COMBINATION (continued)



                                             Cumulative
                                     2002      2001      2000     From Inception
                                     ----      ----      ----     --------------
      Operating
        Revenues                      -         -         -                -
      Miscellaneous
        income                        -         -         -              96,579

         Total income                 -         -         -              96,579

      Lease operating
        expenses                      -         -         -             162,922
      Impairment loss                 -         -         -             578,674
      General and
        administrative              1,923     2,124      56,263         407,376
                                    -----     ------    --------        --------

         Total expenses             1,923      2,124     56,263       1,148,972

     Net operating loss            (1,923)    (2,124)   (56,263)     (1,052,393)

     Interest expense              (6,616)    (6,155)   ( 6,479)       (300,076)
     Gain (Loss) on
       sale/write-down
       of assets                      -         -         -            (786,093)
                                   -------   --------   --------     -----------

     Net income (loss)
       before income
       taxes                       (8,539)    (8,279)   (62,742)     (2,138,562)

     Income tax
       Benefit                        -          -         -               -
                                   -------   --------  ---------     -----------
         Net loss                  (8,539)    (8,279)   (62,742)     (2,138,562)

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.    ORGANIZATION AND BUSINESS COMBINATION (continued)

                                                                      Cumulative
                                                                  From Inception
   Cash flows from operating activities:
     Historical net loss                                         $   (2,138,562)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and depletion                                               -
     Non-cash impairment                                               (578,674)
     Increase in current liabilities                                    749,762
                                                                      ---------

          Net cash used for operating activities                     (1,967,474)
                                                                 --------------

   Cash flows from investing activities:
     Mining options, properties and
       equipment purchased - net                                        620,434
                                                                  -------------

           Net cash used for investing activities                       620,434
                                                                    -----------

    Cash flows from financing activities:
      Stock issued for funding                                        1,347,040
                                                                   ------------

        Net cash provided by financing activities                     1,347,040
                                                                  -------------

        Net increase in cash and cash equivalents                             -

        Cash and cash equivalents at inception                                -
                                                                  -------------

        Cash and cash equivalents at July 31, 2002                     $      -
                                                                       ========

       Supplemental disclosures of cash flow information:
                 Cash paid during the period for
           Interest                                              $            -
           Income taxes

     Disclosure of accounting policy:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                              IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                  Notes to Consolidated Financial Statements



1.   ORGANIZATION AND BUSINESS COMBINATION (continued)

     A summary of the financial information of Imperial Environmental Company (formerly Phoenix Metals, Inc.) (A Development Stage Company) is as follows:


                                                2002         2001         2000
                                                ----         ----         ----

     Current assets
      Inventories                                 -            -            -
      Fixed assets                                -            -         4,060
      Other assets                                -            -            -
                                                ----       ------       -------
        Total assets                              -            -        4,060





      Current liabilities                    228,607      228,607       221,200
      Long-term liabilities
      Common stock
      Paid-in capital
      Deficit accumulated during
        development stage                   (228,607)    (224,547)     (224,547)
                                            ---------    ---------      --------

        Total liabilities and
          stockholders' deficit                    -          -         4,060

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.    ORGANIZATION AND BUSINESS COMBINATION (continued)


                                           Cumulative
                                  2002       2001       2000      From Inception
                                  ----       ----       ----      --------------
      Operating
        revenues                   -          -           -              53,744
      Miscellaneous
        Income                     -          -           -                 -
                                  ----       ----     ------             ------
          Total income                                    -              53,744

      Operating
        expenses                   -          -           -             110,529
      Research and
        development                -          -        7,407              7,407
      General and
        administrative             -          -      142,757            149,842
      Depreciation and
        amortization               -          -          738             10,513

           Total expenses          -          -      150,902            278,291
                                ----    ---------    --------          ---------
     Net operating loss            -          -     (150,902)          (224,547)

      Gain(Loss) on
        sale of assets             -       (4,060)       -               (4,060)

     Interest expense

     Net income (loss)
       before income taxes          -      (4,060)   (150,902)         (228,607)

     Income tax
       benefit
                              -------   ---------    --------          ---------
         Net loss                  -       (4,060)   (150,902)         (228,607)

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

1.    ORGANIZATION AND BUSINESS COMBINATION (continued)

                                                                      Cumulative
                                                                  From Inception
     Cash flows from operating activities:
        Historical net loss                                            (228,607)
        Adjustments to reconcile net loss to net
          cash provided by operating activities:
        Depreciation and amortization                                    10,513
          Increase in other assets
          Increase in current liabilities                               228,607
          (Gain)Loss on sale of assets                                    4,060
                                                                       ---------
           Net cash used for operating activities                        14,573

      Cash flows from investing activities:
        Equipment purchased - net                                       (14,573)
                                                                        --------
           Net cash used for investing activities                       (14,573)
                                                                   -------------

      Cash flows from financing activities:

Debt                                                                         -



  Net cash provided by financing activities                                  -

  Net increase in cash and cash equivalents                                  -

          Cash and cash equivalents at inception                             -


          Cash and cash equivalents at July  31, 2002                        -


       Supplemental disclosures of cash flow information:
                 Cash paid during the period for

           Interest                                                          -
           Income taxes                                                      -


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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

 The July 31, 2002, 2001 and 2000 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., and Imperial Environmental Company(formerly Phoenix Metals, Inc.). All significant intercompany accounts have been eliminated.

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

Investments

The equity method of accounting is used for all investments in associated companies in which the Company's interest is 20% or more. Under the equity method, the Company recognizes its share in the net earnings or losses of these associated companies as they occur rather than as dividends are received. Dividends received are accounted for as a reduction of the investment rather than as dividend income.

The investments are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the investment may not be recoverable.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high quality financial institutions and limits the amount of exposure to any one institution. In the case of default of any one financial institution, no cash exists that is not covered by the FDIC. The Company currently operates in the mining and environmental technologies industries. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company is dependent on the continued financial support of its Chief Executive Officer through loans to the Company and salary deferral.

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

Reclassification

Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation.


3.    NOTES RECEIVABLE - RELATED PARTIES

Notes receivable from related parties was comprised of the following:

                                                  2002          2001
      Common stock subscribed - officers -
         6% demand note                        $      -  $    127,500
      Warrior Resources (formerly
        Comanche Energy) - 9% demand note       110,795       151,396
      AQ Technologies - 9% demand note           81,613        51,365

        Total                              $    192,408  $    330,261

Notes for subscribed stock are from officers of the Company, Malcolm Henley and Stacey Smethers. The Company owns 36% of Warrior Resources and has control with Jeffrey Wilson as its CEO. The Company's CEO has guaranteed the note receivable from AQ Technologies (See Note 9).

                           IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                  Notes to Consolidated Financial Statements




4.   PROPERTY, PLANT and EQUIPMENT

 The Company's mining fixed assets consist of the following:

                                                     2002          2001

       Mining claims                          $     74,800  $     74,800
       Equipment                                     1,107         1,107
       Mine development costs                       32,634        32,634
       Acquisition in progress                       4,000         4,000
       Impairment reserve                          (65,674)      (65,674)

          Total                               $     46,867  $     46,867

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


5.    INCOME TAXES

Provisions for income taxes are as follows:

                                       2002          2001          2000
                                                (in thousands)
      Current:
        Federal                    $          -  $          -  $          -
        State                                 -             -             -

                                   $          -  $          -  $          -
      Deferred:
        Federal                    $          -  $          -  $          -
        State                                 -             -             -

                                   $          -  $          -  $          -

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements






5.    INCOME TAXES (continued)

Income taxes differed from the amounts computed by applying the U.S. federal tax rate as a result of the following:
                                                 2002      2001      2000
                                                      (in thousands)
      Computed "expected" tax expense
        (benefit)                              $   (279) $   (467) $   (344)
      State income taxes net of federal
        benefit                                       -         -         -
      Increase(Decrease) in valuation
        allowance for deferred tax assets           279       467       478
      Other                                           -         -      (134)

        Actual income tax expense              $      -  $      -  $      -

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:
                                                     2002          2001
                                                       (in thousands)
     Deferred tax liabilities:
       Property, plant and equipment             $          -  $          -
       Other                                                -             -

   Total deferred tax liabilities                           -             -

     Deferred tax assets:
       Unrealized loss on securities                        -             -
       Net operating losses                               2,064         1,785
       Other                                                -             -

         Total deferred tax assets                        2,064         1,785

         Valuation allowance                             (2,064)       (1,785)

         Net deferred tax assets                               -             -

         Net deferred tax asset (liability)         $          -  $          -

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

The Company has net operating loss (NOL) carryforwards to offset its earnings of approximately $3,000,000. If not previously utilized, the net operating losses will expire in varying amounts from 2013 to 2022.

Due to recurring losses and a lack of funding the Company has not been filing its tax returns. Provisions for current and deferred taxes are estimated using known facts. Any differences from actual are outside of the scope of our examination.


6.    NOTES PAYABLE
                                                        2002          2001
      Gary S. Williky, promissory note,
        dated November 24, 1997, principal
        due on demand plus interest
        at 9.0%                                   $     40,000  $     40,000

      Thomas J. Patrick, promissory note,
        dated December 18, 1997, principal
        due on demand plus interest
        at 9.0%                                         40,000        40,000

          Total                                         80,000        80,000

      Less:  current portion                            80,000        80,000

      Long-term notes payable                      $          -  $          -

During the year, the Company issued its restricted common stock to extend due dates and partially satisfy principal and accrued interest. However, the notes payable are currently in default. The Company is currently negotiating with the parties to extend or renew notes payable.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


NOTES PAYABLE - RELATED PARTY


                                                       2002          2001

      H. N. Corporation - 9.0% demand note       $    124,723  $    102,026
      Officer - 10.0% demand note                     111,845       111,845
      Officer -  7.5% demand note                      82,900       129,593
      Officer -  9.0% demand note                     446,349       446,349

                                                 $    765,817  $    789,813

8.    RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its chief executive officer, Jeffrey T. Wilson. For 2002 and 2001 the Company has accrued an annual salary of $118,500 and $125,000, respectively, for Mr.Wilson. The Company, from time to time, has also entered into loans with its directors, stockholders and related companies (See Notes 3 and 7).

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

Commitments (See Note 16)

The Company's Chief Executive Officer is a guarantor of a note payable of AQ Technologies. The approximate amount of this guarantee is $90,000. The Company has been servicing the note due to AQ Technoligies' inability to do so. These payments have been recorded as a note receivable (See Note 3).

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements




10.   BUSINESS SEGMENTS

The Company's operations involve mining and environmental operations. The following table sets forth information with respect to the industry segments of the Company.

                                        2002          2001          2000
      Revenues:                                  (in thousands)

        Mining                      $          -  $          -  $          -
        Environmental                          -             -             -
        Other                                  -             -             -

      Total revenues                $          -  $          -  $          -

                                        2002          2001          2000
      Identifiable assets:                          (in thousands)

        Mining                      $         42  $         42 $          46
        Environmental                          1             1             4
        Other                                452           601         1,377

                                    $        495  $        644  $      1,427

      Depreciation and depletion:
  Mining                           $          -  $          -  $          -
  Environmental                               -             -             1

                                   $          -  $          -  $          1

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


INVESTMENTS IN WARRIOR RESOURCES, INC.

During 1999 the Company acquired a stake in Warrior Resources, Inc. which was recorded as an investment under the cost method. Through an exchange transaction in 2002 the Company now has a 36% interest (34,716,471 shares with an undiscounted trading value of $347,165), exceeded the 20% ownership threshold and has the ability to significantly influence the investee, requiring a change to the equity method of accounting.

A change to the equity method of accounting from the cost method of accounting for an investment requires a retroactive adjustment by the investor to its investment, results of operations, and retained earnings in a manner consistent with the step-by-step acquisition of a subsidiary.

Warrior Resources common stock is traded publicly on over-the-counter markets. Recurring losses and management representations of the investee provide evidence of impairment of this equity investment. Therefore, the impairment allowance required for equity investments under APB Opinion 18 yields a result which reduces the carrying amount of the equity investment to the lower market value as per quoted market prices (currently $.01) discounted for large block and lack of marketability discounts as applicable. Thus the carrying value is unchanged from that when carried using the cost method of accounting for the investment but the results of operations are restated to reflect the change in the carrying value of the investment. The investment presentation has been changed to reflect the change from the cost method to the equity method. An impairment loss of $388,844, $997,242 and $374,697 were recognized in 2002, 2001, and 2000, respectively.  The carrying amount of the investment is as follows:

                                                    July 31,      July 31,
                                                      2002          2001

            Equity in investee net assets         $ 10,560,869  $    862,530
            Impairment allowance                    10,352,571       642,790

               Net carrying amount                $    208,298  $    219,740

Condensed selected financial data of Warrior Resources is as follows:

                                                    July 31,      July 31,
                                                      2002          2001

            Assets                                $ 34,404,629  $  9,562,773
            Liabilities                              5,258,950     6,232,409

               Net assets                         $ 29,145,679  $  3,330,364

               Net income (loss)                 $ (5,048,842) $ (1,072,628)
                                      -24-

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


12.   WARRANTS

The Company has the following warrants outstanding:

200,000 @ $.25, expiring 11/03/02
750,000 @ $.25, expiring 1/30/03
200,000 @ $.50, expiring 1/30/03
150,000 @ $.75, expiring 1/30/03


13.   ACQUISITION IN PROGRESS

The Company is currently negotiating to acquire mining claims in New Mexico.


14.   LEASE OBLIGATIONS

The Company has a noncancelable operating lease agreement for office space. Total rental expense was $7,953, $24,128, and $24,128 in 2002, 2001 and 2000,
respectively.  The Company currently offices in Mr. Wilson's home.


15.   GAIN ON SALE OF ASSETS

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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements



16.   UNEARNED REVENUE

The Company has received advances for future delivery of silica ore. Total advances as of July 31, 2002 and 2001 were $0 and $0, respectively. The Company's commitments under these agreements mature as follows for the years ended July 31:

                   2003               $    166,567
                   2004                    107,079
                   2005                     30,713
                   2006                          -
                   Thereafter                    -

                                      $    304,359

The Company has allowed its silica ore mining claims to lapse, resulting in the default of these agreements.

17.   ACCRUED EXPENSES

The Company has accrued expenses as of July 31 as follows:

                                                      2002          2001

          Accrued officer salary - CEO            $    808,508  $    690,008
          Accrued interest on notes                    274,500       195,710
          Accrued damage award (Note 19)                     -        70,988
          Accrued rent                                       -         2,100

                                                  $  1,083,008  $    958,806

During the year ended July 31, 2002 and 2001 the Company issued 1,053,491 and 1,421,111 shares, respectively, of its restricted common stock to pay accrued interest, pay for services, and extend maturities of notes payable.

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

       Name           Age                                  Position
       ----           ---                                  --------
Jeffrey T. Wilson     49                   Director, Chairman of the Board,
                                           President and Chief Executive Officer

Annalee C. Wilson     45                   Director

Aaron M. Wilson       23                   Director, Secretary


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

Aaron M. Wilson has been a Director of the Company since August 2001. Mr. Wilson is a Vice president of HN Corporation and is the Manager of the Successories franchise store located at Castleton Square Mall owned by HN Corporation. Mr. Wilson received a dual degree in Business Economics and Political Science from the University of Kentucky in 2002.

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

Based upon a review of From 3, 4 and 5 filings made by the Company's officers and directors during the past fiscal year ended July 31, 2002 under Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

Item 11. Executive Compensation.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company's Chairman of the Board, President and Chief Executive
Officer and (2) other compensation paid to officers and directors of the Company. Except as provided in the table below, during the three fiscal years ended July 31, 2002, 2001 and 2000 (I) no restricted stock awards were granted,
(ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

The Company began accruing salary due to Jeffrey T. Wilson in January 1994. To date no actual salary payments have been made to Mr. Wilson.

                           SUMMARY COMPENSATION TABLE


                                                                Long Term Awards
                       Annual Compensation                          Warrants
                       -------------------                          --------

Name and Principal
Position               Year       Salary        Bonus                   # shares

Jeffrey T. Wilson      2002       $ 125,000     -----                   --------
                       2001       $ 125,000     -----                    200,000
                       2000       $ 125,000     -----                   --------

Annalee C. Wilson      2002         -------     -----                   --------
                       2001         -------     -----                   --------
                       2000         -------     -----                   --------

Aaron M. Wilson        2002         -------     -----                   --------
                       2001         -------     -----                   --------
                       2000         -------     -----                   --------


None of the executive officers listed received perquisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officers. Annalee C. Wilson Aaron M. Wilson were not directors of the Company during fiscal 2002, and neither received any compensation from the Company during that period.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of July 31, 2002, the Company has 19,363,946 issued and outstanding shares of common stock. (Excluding 20,000,000 shares issued but held pending the completion of the Asia Pacific transaction. These shares were subsequently cancelled) The following table sets forth, as of July 31, 2002, the number and percentage of shares of common stock of the Company owned beneficially by (I) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company's common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31,2002, the Company had approximately 602 holders of common stock of record.

                                 Number of Shares
Name of Beneficial Owner         Beneficially Owned             Percent of Class

Jeffrey T. Wilson (1)                 4,451,377                       23.0%

Annalee C. Wilson(2)                  1,341,792                        6.9%

Aaron M. Wilson (3)                     119,834                        0.6%


All officers and directors as a
Group (3  people) at 7/31/2002        5,913,003                       30.5%


HN Corporation(4)                     1,127,747                        5.8%

Gene Moser(5)                         1,148,521                        5.9%

Estate of Luther Henderson(6)         2,266,457                       11.7%

Total officers, directors and
5% shareholders                       6,241,237                       42.2%


(1) The mailing address of Mr. Wilson is 11600 German Pines, Evansville, IN 47725. Includes 589,584 shares held jointly with Mrs. Wilson; includes 375,540 shares owned by HN Corporation in which Mr. Wilson owns 33.3%. Does not include 50,000 shares held in Trust by Old National Bank for Mr. Wilson's children.

(2) The mailing address of Mrs. Wilson is 800 N. Green River Road, Evansville, IN 47715. Includes 589,584 shares held jointly with Mr. Wilson; includes 752,208 shares owned by HN Corporation in which Mrs. Wilson owns 66.7%. Does not include 50,000 shares held in Trust by Old national Bank for Mrs. Wilson's children.

(3) The mailing address for Mr. Wilson is 11600 German Pines Drive, Evansville, IN 47725. Includes 16,500 shares held in Trust by Old National Bank.

(4) The mailing address of HN Corporation is 800 N. Green River Rd., Evansville, IN 47715. Mrs. Annalee Wilson is the President of HN Corporation, Jeffrey T. Wilson is the Vice President of HN Corporation and Aaron M. Wilson is a Vice President of HN Corporation.

(5) Mr. Moser's mailing address is PO Box 476, Bluffton, IN 47614.

(6) The Executor of Mr. Henderson's Estate is Mr. Ajit Jhangiani. The address is 5608 Malvey, Suite 104, Fort Worth, TX 76107.

Item 13. Certain Relationships and Related Transactions.

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $644,094 in principal as of July 31, 2002.

HN Corporation, a private retail company owned by Mr. Wilson and his wife, has made unsecured loans to the Company which total $124,723 in principal as of July 31, 2002. Annalee Wilson serves as the President of HN Corporation and owns 66.7% of its common stock, Jeffrey T. Wilson serves as the Vice President and Secretary of HN Corporation and owns 33.3% of its stock and Aaron M. Wilson serves as a Vice President of HN Corporation.



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

                      Supplemental Financial Information

                      Schedule II - Amounts Receivable from Related Parties.
                        Other Schedules are omitted as they are not required.

(b)                    Reports on Form 8-K.

Report on Form 8-K filed February 13, 2002 with the Securities and Exchange Commission.

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



                                                    Imperial Petroleum, Inc.
Date: December 17, 2002                             /s/  Jeffrey T. Wilson
                                                    ----------------------
                                                    Jeffrey T. Wilson, President
                                                    and Chief Executive Officer





Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                     Title                             Date


/s/  Jeffrey T. Wilson        President and Chief Executive
----------------------        Officer (Principal Executive
Jeffrey T. Wilson             Officer) and Director            December 17, 2002


CERTIFICATION

I, Jeffrey T. Wilson  (President) certify that:

1. I have reviewed this annual report on Form l0-K of Imperial Petroleum, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-l4 and 15d-l4) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)  presented  in  this  annual  report  are  my   conclusions   about  the
effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 12/17/02    By:  /s/ Jeffrey T. Wilson,  President & CEO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the annual report of Imperial Petroleum, Inc. (the "Company") on Form l0-K for the year ended July 31, 2002, Jeffrey T. Wilson hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES - OXLEY Act of 2002, that to the best of his knowledge:

1. The annual report fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: 12/17/02    By:  /s/ Jeffrey T. Wilson,  President & CEO