Form 10-Q
period 2002-10-31
IMPERIAL PETROLEUM INC
filed 2002-12-19
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




(Mark One)

FORM 10-Q

      ANNUAL REPORT          PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the Quarterly Period Ended October 31, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____



On October 31, 2002, there were 22,140,255 shares of the Registrant's common stock issued and outstanding.

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period
Ended October 31, 2002

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.
  Page

Consolidated Balance Sheets as of July 31, 2001 and October 31, 2002        4-5

Consolidated Statements of Operations for the three months and
the nine months ended October 31,2002 and 2001.                              6

Consolidated Statements of Cash Flows for the three months ended             7
October 31, 2002 and 2001

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

Cautionary Statement Regarding Forward Looking Statements

In the interest of providing the Company's stockholders and potential investors with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Although any forward looking statements contained in this Form 10-Q or otherwise expressed on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove to come true and to come to pass, management is not able to predict the future with absolute certainty. Forward looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of commodity prices, changes in interest rates and capital market conditions, competition, risks inherent in the Company's operations, the inexact nature of interpretation of seismic and other geological, geophysical, petro-physical and geo-chemical data, the imprecise nature of estimating reserves and such other risks and uncertainties as described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Part I


Financial Information

                            IMPERIAL PETROLEUM, INC.






                           CONSOLIDATED BALANCE SHEET




                                   UNAUDITED
                               (October 31, 2002)

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                               (October 31, 2002)

                                                    31-Oct-02   31-Jul-02
ASSETS
Current Assets
Cash                                                $   4,116    $  2,869
Accounts Receivable                                    49,670      45,755
Notes Receivable                                      186,332           0
Other current assets                                        0           0
Total                                                 240,118      48,624

Property, Plant and Equipment
Oil and gas property                                        0           0
Other depreciable equipment                             1,107       1,107
Mining claims, options and development costs           41,760      41,760
Acquisition in Progress                                 4,000       4,000
Less Accumulated Depreciation                          (1,107)     (1,107)
Net property, plant and equipment                      45,760      45,760

Other Assets
Investment in subsidiary                              208,298     208,298
Notes receivable-related party                        191,655     192,408
Other non-current assets                                    0           0
Total other assets                                    399,953     400,706

TOTAL ASSETS                                         $685,831   $ 495,090


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable                                      $92,263     $92,263
Accounts payable-other                                      0           0
Accrued expenses                                    1,133,552   1,083,008
Unearned revenue                                            0           0
Notes payable-Bank                                          0           0
Notes payable-related party                           751,517     765,817
Note payable                                           80,000      80,000
Total current liabilities                           2,057,332   2,021,088

Non-current Liabilities
Unearned revenue                                      304,359     304,359
Notes payable, less current portion                         0           0
Total non-current liabilities                         304,359     304,359
Stockholder's Equity
Common stock                                          252,842     236,184
Additional paid-in capital                          6,451,875   6,247,583
Treasury stock                                     -2,243,304  -2,243,304
Retained earnings                                  -6,137,272  -6,070,820
Other Comprehensive Income                                  0           0

Total stockholder's equity                         -1,675,859  -1,830,357
Total Liabilities and Stockholder's Equity          $ 685,831   $ 485,090

                            IMPERIAL PETROLEUM,INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   UNAUDITED


                                                      Three Months Ending

                                                      10/31/02   10/31/01


Operating Income:
Oil and gas revenue                                         $0         $0
Management and fee income                                    0          0

Total operating income                                       0          0

Operating Expenses:
Oil and gas lease operations                                 0          0
Dry Hole costs                                               0          0
Mining operating expense                                 1,923      1,923
General and administrative expense                      40,102     65,233
Depreciation and depletion                                   0          0
Total operating expense                                 42,025     67,156

Income/Loss from operations                            -42,025    -67,156

Other Income/expense
Interest                                               -24,427    -19,269
Loss on write-down of mining equipment                       0          0
Gain/ loss on sale of assets                                 0          0
Other                                                        0          0
Total other income/expense                             -24,427    -19,269

Net Loss Before Income Taxes                           -66,452    -86,425

Provision for Income Taxes
Current                                                      0          0
Deferred                                                     0          0
Total benefit from income taxes                              0          0

Net Income/Loss                                       $(66,452)   (86,425)

Income/Loss per share                                  ($0.003)   ($0.006)

Weighted average shares outstanding                 22,140,255  14,175,276

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   UNAUDITED



                                                       Three Months Ending
                                                      10/31/02     10/31/01


Net cash provided by (used in) operations            -$215,656      -$1,216

Net cash provided by (used in) investing activities:

Capital additions and property acquisitions                  0            0
Disposition                                                  0            0
Other                                                   -6,263            0

Total                                                   -6,263            0

Net cash provide by (used in) financing activities:
Repurchase of common stock                                   0      -31,250
Issuance of common stock                                16,658        1,617
Deferred Revenue                                             0            0
Increase in Notes Payable                               -4,800            0
Beginning balance equity                                     0            0
Paid-in Capital                                        204,292       89,250
Total                                                  216,150       59,618

Increase in cash and equivalents                         1,247       -1,099

Cash and cash equivalents at beginning of period        -2,869       -1,074
Cash and cash equivalents at end of period               4,116          -25

Supplemental disclosures of Cash Flow Information
Interest                                                24,427       19,269

Cash paid during the period for:
Income taxes                                                 0            0





For the purposes of cash flows, the Company considers all highly liquid debt instruments Purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION

IMPERIAL PETROLEUM, INC.
Notes to Consolidated Financial Statements
Unaudited
October 31, 2002



(1) General

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 2003. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended July 31, 2002.

Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI"), Phoenix Metals, Inc., a Texas corporation ("Phoenix") , Oil City Petroleum, Inc. ("Oil City"), an Oklahoma corporation, Warrior Resources, Inc., ("Warrior") an Oklahoma corporation. Premier and IB Energy, Inc. were sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company acquired a total interest of 36% and management control of Warrior Resources, Inc. effective February 13, 2002. The investment in Warrior is accounted under the equity method.

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

At October 31,2002, the Company does not operate any active oil and natural gas properties directly, although it owns 36% control of manages the operations of Warrior Resources Inc. (formerly Comanche Energy Inc.) which does operate in the oil and natural gas business. Warrior Resources, Inc. through its wholly-owned subsidiary, Double Eagle Petroleum Corporation , owns crude oil and natural gas properties located in the states of Texas and Mississippi. The Warrior presently owns an interest in approximately 63 producing natural gas wells and 4 producing oil wells with daily net production to Warrior's interest of 1,010 MMCFPD and 10 BOPD. Warrior estimates its net proven oil and natural gas reserves as of July 31, 2002 to be approximately 43,600 MMCF of gas and 274 MBBL of oil.

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

The Company assisted Warrior in completing a refinancing of its principal bank debt and in retiring certain of its trade, notes and accounts payable in November 2002 and as a result, the note payable to the Company from Warrior has increased by approximately $1.0 million. As a result of the refinancing of its principal debt with the bank, Warrior has begun a work program on its wells, with the direction of the Company, to increase cash flow. The Company has been in negotiations with a third party to sell control of Warrior for an equity infusion sufficient to allow retirement of the principal bank debt, trade and accounts payables, including the note with the Company. There is no assurance that the potential sale will complete.


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



(3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of October 31, 2002, the Company had a total of 6 notes payable to individuals and private companies totaling $1.37 million in principal and accrued interest, of which $ 1.24 million was with its Chairman and President.

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

Three Months Comparison

Quarter ended October 31, 2002 compared to Quarter ended October 31, 2001. The Company does not have any revenues from direct ownership or operations of any of its properties at the present time. Future revenues will be dependent upon the acquisition of additional oil and gas properties, start-up of the Duke Gold Mine and the installation of Rx Power units.

No significant operations were conducted during the quarter ended October 31, 2002. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine. In addition, with the beginning of the installation of Rx Power units, the Company expects to begin to incur direct operating expenses.

General and administrative costs decreased during the curent quarter ended October 31, 2002 with costs of $40,102 compared to $565,233 for the same period a year earlier and reflect the completion of the Warrior acquisition, which was underway in the prior period. Overall Company G&A should continue to increase as the Company begins continuous mining operations and begins installing Rx Power units. Interest expense for the quarter increased from $ 19,269 in 2001 to $ 24,427 for the same period in 2002 and reflects the higher borrowings by the Company from its Chairman.

The Company had an after-tax net loss of $66,452 ($0.003 per share) for the quarter ended October 31, 2002 compared to a net loss of $86,425 ($0.006 per share) for the comparable quarter a year earlier. The decrease in net loss in income is attributable primarily to reduced overhead. The Company expects to continue to incur losses during its development stage. The Company does not expect to generate significant income until its mining operations or the Rx Power project are also in production.






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

As a result of the inability of the Company to raise capital, Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. Management determined that the Company should position itself in a high-profile natural gas projects in an effort to attract capital and due to increasing natural gas prices. The Company completed the acquisition of control of Warrior Resources, Inc. on February 13, 2002. Warrior had experienced a considerable degree of decline in its operations and financial condition as a result of management and director disagreements that had led to lawsuits and disrupted the continuity of management of Warrior. The Company acquired approximately a 36% overall stock position in Warrior and assumed management control. In assuming management control and consolidating Warrior's operations, the Company eliminated approximately $65,000 per month in Warrior's overhead and was able to complete a refinancing of Warrior's principal bank debt. In addition, the Company assisted Warrior in eliminating approximately $1.0 million in third party trade and note payables. Warrior has begun a work program on its properties to increase cash flow which, if successful, should allow it to re-pay its new bank facility, eliminate over time its remaining trade accounts payable and repay the Company. Due to the termination of the merger agreement with Warrior, the Company is entitled to receive compensation in the amount of $200,000 or an equivalent value of Warrior common stock issued at $0.02 per share. As a result of the refinancing of Warrior's debt, the Company has begun to invoice Warrior for use of its facilities and office space and for management time spent on Warrior at the rate of $10,000 per month.

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


The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining or oil and natural gas activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal and accrued interest $1,101,665 as of October 31, 2002. These funds have been used to initiate the Company's mining activities and fund its overhead requirements. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At October 31, 2002, the Company had current assets of $240,119 and current liabilities of $2,062,132, which resulted in negative working capital of $1,822,013. The negative working capital position is comprised of notes receivable from Warrior of $186,332, accounts payable of $92,263, notes payable to shareholders and related parties totaling $751,517, accrued salaries and expenses totaling $1,133,552 and third party notes payable of $80,000. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining or oil and natural gas activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2002. The previously discussed transactions regarding equity infusions, if successful, will provide the Company with sufficient funds to pursue its mining and oil and natural gas ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell or abandon certain of its assets to meet its obligations.


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





Dated:      December 19, 2002


CERTIFICATION

 I, Jeffrey T. Wilson  (President) certify that:

1. I have reviewed this quarterly report on Form l0-Q of Imperial Petroleum, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-l4 and 15d-l4) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report are my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 12/19/02    By:  /s/ Jeffrey T. Wilson,  President & CEO



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the quarterly report of Imperial Petroleum, Inc. (the "Company") on Form l0-Q for the quarter ended October 31, 2002, Jeffrey T. Wilson hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES - OXLEY Act of 2002, that to the best of his knowledge:

1. The quarterly report fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: 12/19/02    By:  /s/ Jeffrey T. Wilson,  President & CEO