Form 10-K/A
period 2002-07-31
IMPERIAL PETROLEUM INC
filed 2003-01-31
CIK 355356

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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

                For the Years Ended July 31, 2002, 2001 and 2000


                                               2002        2001         2000
                                               ----        ----         ----
Cash flows from operating activities:
  Historical net loss                      $(820,242) $(1,373,443)  $(1,013,299)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
  Depreciation, depletion and amortization       -           -              738

  Expenses paid with common stock            242,554       40,000            -

  Loss(Gain) on sale and disposal
    of assets                                    -          4,060            -

  Write-offs                                  59,427          -          49,484
  Realized loss on marketable securities         -         49,484            -
    Impairment                               388,844      997,242       374,697
(Increase) Decrease in accounts
    receivable - other                           -            -           3,000
  (Increase) Decrease in accrued
    interest receivable                      (25,435)     (19,517)           -
  (Increase) Decrease in notes
    receivable - related party                   -         11,213       (11,213)
  (Increase) Decrease in notes
    receivable - other                        10,353      (37,115)      (21,120)
  (Increase) Decrease in inventories             -            -              -
  (Increase) Decrease in other
     current assets                              -            -              -
   Increase (Decrease) in accounts payable    (9,542)      11,858       135,490
   Increase (Decrease) in accrued expenses   195,190      203,346       297,746
   Increase (Decrease) in unearned revenue       -            -           6,918
                                             -------      -------      ---------
Net cash used for operating activities       (77,705)    (112,872)      (84,285)



Cash flows from investing activities:
  Acquisition in progress                       -             -          (4,000)
  Purchases of equipment                        -             -              -
  Sale of securities                            -          33,716            -
                                             -------       -------      --------

Net cash used for investing activities          -          33,716        (4,000)




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