Form 10-Q
period 2003-01-31
IMPERIAL PETROLEUM INC
filed 2003-03-13
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                         FORM 10-Q

XX    ANNUAL REPORT          PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the Quarterly Period Ended January 31, 2003

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____ -



On January 31, 2003, there were 25,681,455 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                             Ended January 31, 2003

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.
                                                                            Page

Consolidated Balance Sheets as of July 31, 2002 and January 31, 2003       4-5

Consolidated Statements of Operations for the three months ended             6
January 31,2003 and 2002.

Consolidated Statements of Cash Flows for the three months ended             7
January 31, 2003 and 2002

Notes to Consolidated Financial Statements                                   8

Item 2.      Management's Discussion and Analysis of
            Financial Condition and Results of Operations.                  12


PART II - OTHER INFORMATION


     The information called for by Item 1. Legal Proceedings, Item 2.       18
     Changes in Securities, Item 3. Default Upon Senior Securities,
     Item 4. Submission of Matters to a Vote of Security Holders, Item
     5. Other Information and Item 6. Exhibits and Reports on Form 8-
     K have been omitted as either inapplicable or because the answer thereto is negative, except as discussed.


SIGNATURES                                                                  19

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

                                     Part I


                              Financial Information

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                               (January 31, 2003)

                                             31-Jan-03   31-Jul-02
ASSETS
Current Assets
Cash                                        $   1,087    $  2,869
Accounts Receivable                           124,164      45,755
Notes Receivable                              155,432           0
Other current assets                                0           0
Total                                         280,683      48,624

Property, Plant and Equipment
Oil and gas property                          186,533           0
Other depreciable equipment                     1,107       1,107
Mining claims, options and development costs   41,760      41,760
Acquisition in Progress                         4,000       4,000
Less Accumulated Depreciation                  -1,107      -1,107
Net property, plant and equipment             232,293      45,760

Other Assets
Investment in subsidiary                       208,298     208,298
Notes receivable-related party               1,627,203     192,408
Other non-current assets                             0           0
Total other assets                           1,835,501     400,706

TOTAL ASSETS                               $ 2,348,477   $ 495,090

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable                               $92,263     $92,263
Accounts payable-other                               0           0
Accrued expenses                             1,187,514   1,083,008
Unearned revenue                                     0           0
Notes payable-Bank                                   0           0
Notes payable-related party                    748,817     765,817
Note payable                                    93,700      80,000
Total current liabilities                    2,122,294   2,021,088

Non-current Liabilities
Unearned revenue                               304,359     304,359
Notes payable, less current portion                  0           0
Total non-current liabilities                  304,359     304,359

Stockholder's Equity
Common stock                                   274,089     236,184
Additional paid-in capital                   8,041,838   6,247,583
Treasury stock                              -2,243,304  -2,243,304
Retained earnings                           -6,150,799  -6,070,820
Other Comprehensive Income                           0           0

Total stockholder's equity                     -76,175   -1,830,357
Total Liabilities and Stockholder's Equity $ 2,348,477    $ 485,090

                             IMPERIAL PETROLEUM,INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED


                                      Three Months Ending   Six Months Ending
                                       01/31/03  01/31/02  01/31/03  01/31/02
Operating Income:Oil and gas revenue   $ 4,813        0      4,813          0
Management and fee income               30,000    6,783     30,000     13,422

Total operating income                  34,813    6,783     34,813     13,422

Operating Expenses:
Oil and gas lease operations            3,472         0      3,472          0
Dry Hole costs                              0         0          0          0
Mining operating expense                1,923         0      1,923          0
General and administrative expense     56,346    48,556     98,371    115,713
Depreciation and depletion                  0         0          0          0
Total operating expense                61,741    48,556    103,766    115,713

Income/Loss from operations           -26,928   -40,293    -68,953   -102,291

Other Income/expense
Interest                                8,187   -27,443    -16,421    -53,351
Loss on write-down of mining equipment      0         0          0          0
Gain/ loss on sale of assets                0         0          0          0
Other                                       0         0          0          0
Total other income/expense              8,187   -27,443    -16,421    -53,351

Net Loss Before Income Taxes          -18,741   -69,216    -85,374   -155,642

Provision for Income Taxes
Current                                     0         0          0          0
Deferred                                    0         0          0          0
Total benefit from income taxes             0         0          0          0

Net Income/Loss                       -18,741   -69,216    -85,374   -155,642

Income/Loss per share                 (0.001)   (0.005)    (0.004)    (0.009)

Weighted average
shares outstanding                 25,681,455 14,666,776 23,910,855 14,666,766

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                 Three Months Ending
                                                 01/31/03   01/31/02


Net cash provided by (used in) operations       $  4,127      -$4,311

Net cash provided by (used in) investing activities:

Capital additions and property acquisitions      186,533
0Disposition                                           0            0
Other                                         -1,497,548      -15,123

Total                                         -1,306,888      -15,123

Net cash provide by (used in) financing activities:
Repurchase of common stock                             0            0
Issuance of common stock                          21,247       94,444
Deferred Revenue                                       0            0
Increase in Notes Payable                         -1,500            0
Beginning balance equity                               0            0
Paid-in Capital                                1,279,985      -89,569
Total                                          1,299,732        4,875

Increase in cash and equivalents                  -3,029          564

Cash and cash equivalents at beginning of period  -4,116          -25
Cash and cash equivalents at end of period         1,087          539

Supplemental disclosures of Cash Flow Information
Interest                                           8,187       27,443

Cash paid during the period for:
Income taxes                                           0            0





For the purposes of cash flows, the Company considers all highly liquid debt instruments Purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                January 31, 2003



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

At January 31,2003, the Company does not operate any active oil and natural gas properties directly, although it owns 36% control of manages the operations of Warrior Resources Inc. (formerly Comanche Energy Inc.) which does operate in the oil and natural gas business. Warrior Resources, Inc. through its wholly-owned subsidiary, Double Eagle Petroleum Corporation , owns crude oil and natural gas properties located in the states of Texas and Mississippi. Warrior presently owns an interest in approximately 63 natural gas wells and 4 oil wells with daily net production to Warrior's interest of 2,200 MMCFPD and 80 BOPD. Warrior estimates its net proven oil and natural gas reserves as of July 31, 2002 to be approximately 43,600 MMCF of gas and 274 MBBL of oil.

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

The Company entered into and closed the acquisition of 29,484,572 shares of the common stock of Warrior Resources, Inc. (formerly Comanche Energy, Inc.), representing approximately 30.8% of the issued and outstanding shares of Warrior on February 13, 2002 in connection with an Exchange Agreement (See "Exchange Agreement" included herein) between the Company and the management of Warrior, Messers. Luther Henderson and John Bailey. In connection with the Exchange Agreement, the Company issued 2,266,457 shares of its restricted common stock to Mr. Henderson, representing 12.9 % of the issued and outstanding shares of Registrant in exchange for 22,664,572 shares of the common stock of Warrior and 682,000 shares of its restricted common stock to Mr. John Bailey, representing
3.9 % of the issued and outstanding shares of the Company in exchange for 6,820,000 shares of the common stock of Warrior. Mr. Bailey and Mr. Henderson resigned as officers and directors of Warrior and Mr. Jeffrey Wilson, president of the Company, was appointed president and sole director of Warrior. Simultaneously with the closing of the Exchange Agreement with Messrs. Henderson and Bailey and the change of control of Warrior, the Company entered into an Agreement and Plan of Merger (See "Agreement and Plan of Merger" included herein), subject to certain conditions, to offer to acquire the remaining issued and outstanding capital stock of Warrior through a subsequent offering to be registered with the Securities & Exchange Commission. The terms of the proposed exchange of shares with the remaining shareholders of Warrior was on the basis of one share of Imperial common stock in exchange for ten shares of Warrior common stock. Completion of the Agreement and Plan of Merger was subject to a number of conditions, including the completion of audited financials for Warrior, approval of the Warrior stockholders, the filing and effectiveness of a registration statement by Registrant for the shares to be offered, the satisfactory completion of due diligence and other customary closing conditions. Due to breaches of the agreements by the former management of Warrior, the Company terminated the proposed merger in August 2002. As a result of the termination of the merger agreement, the Company has the right to receive $200,000 or an equivalent value in shares of Warrior valued at $0.02 per share. The Company has not exercised its right to receive the shares of Warrior and presently carries the obligation by Warrior as a note receivable.

The Company assisted Warrior in completing a refinancing of its principal bank debt and in retiring certain of its trade, notes and accounts payable in November 2002 and as a result, the note payable to the Company from Warrior has increased to approximately $1.6 million, including the merger termination fee discussed above. As a result of the refinancing of its principal debt with the bank, Warrior has begun a work program on its wells, with the direction of the Company, to increase cash flow. Recently, Warrior announced the completion of its Phase I workover program in which it increased its revenue and cash flow significantly. The Company has been in negotiations with a third party to sell control of Warrior for an equity infusion sufficient to allow retirement of the principal bank debt, trade and accounts payables, including the note with the Company. There is no assurance that the potential sale will complete.

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



 (3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of January 31, 2003, the Company had a total of 6 notes payable to individuals and private companies totaling $1.41, in principal and accrued interest thereon, of which $1.28 was with its Chairman and President.




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

Development of its oil and natural gas leases will subject the Company's revenues to the fluctuations inherent in the energy business for the last several years. Crude oil and natural gas prices have reached record highs during the last several months and expectations are that prices for these commodities will remain above prior levels in the future. Current crude oil prices as posted on the New York Mercantile Exchange (NYMEX) are in the $35.00 per barrel range as a result of concerns over supplies while natural gas prices have reached highs of $9.00 per MMBTU during the winter months and are currently averaging $7.00 per MMBTU. The Company expects energy prices to continue to be volatile in the future, although it is expected that prices will decline during the remainder of the fiscal year, and particularly after the situation in Iraq is resolved and the severe winter weather abates in the US.

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

Three Months Comparison

Quarter ended January 31, 2003 compared to Quarter ended January 31, 2002. Revenues for the three months ending January 31, 2003 were $34,813 compared to $6,783 for the comparable quarter ended January 31, 2002. The revenue in the current period reflects payments from oil and gas properties acquired by the Company and management income as a result of the acquisition of control of Warrior. The Company expects its revenues to continue to increase as a result of its acquisition of oil and natural gas interests. Future additional revenues will result from the start-up of mining operations, new oil and gas acquisitions or income derived from the Rx Power installations.

Production and mining operating expenses were $5,395 for the quarter ended January 31, 2003 compared to $0 for the quarter ended January 31, 2002 and represent lease operating expenses from oil and gas interests owned by the Company and minimal expenses incurred on the Duke mine. No significant operations were conducted during the quarter on the Duke gold mine. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine. In addition, with the beginning of the installation of Rx Power units, the Company expects to begin to incur direct operating expenses.

General and administrative costs increased with costs of $56,346 for the three months ending January 31, 2003 compared to $48,556 for the same period a year earlier and primarily reflects the level of normal G&A expenses. G &A should continue to increase as the Company begins continuous mining operations, begins installing Rx Power units and initiates a corporate public relations campaign. Net Interest expense for the quarter decreased from $27,443 in 2002 to a positive $8,187 for the same period in 2002 and reflects the higher borrowings by the Company from private debt sources that was offset by accrued interest due from notes owed the Company by Warrior.

The Company had an after-tax net loss of $18,741 ($0.001 per share) for the quarter ended January 31, 2003 compared to a net loss of $69,216 ($0.005 per share) for the comparable quarter a year earlier. The decrease in net loss in income is attributable primarily to reduced overall interest costs and greater revenue generated from management fees and oil and gas income. The Company does not expect to generate significant income until its mining operations or the Rx Power project are in production.

Six Months Comparison

Six Months ended January 31, 2003 compared to Six Months ended January 31, 2002. Revenues for the six months ending January 31, 2003 were $34,813 compared to $13,422 for the comparable period ended January 31, 2002 and reflects revenue in the current period from management fees in connection with Warrior and from oil and gas revenues. Significant future revenues will result from the start-up of mining operations, from new oil and gas acquisitions or from the installation of units under the Rx Power agreement.

Production and mining operating expenses were $5,495 for the six months ended January 31, 2003 compared to $0 for the period ended January 31, 2002. No significant operations were conducted during the period on the Duke mine. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine and the installation of units in connection with the Rx Power project.

General and administrative costs remained about the same with costs of $98,371 for the six months ending January 31, 2003 compared to $115,713 for the same period a year earlier and primarily reflects the level of normal G&A expenses. G&A should continue to increase as the Company begins continuous mining operations, begins installation of electricity generators and initiates a corporate public relations campaign. Interest expense for the period decreased from $53,351 in 2002 to $16,421 for the same period in 2003 due to increased interest from notes receivable from Warrior.

The Company had an after-tax net loss of $85,974 ($0.004 per share) for the six months ended January 31, 2003 compared to a net loss of $155,642 ($0.009 per share) for the comparable period a year earlier. The decrease in net loss in income is attributable primarily to increased revenue generated from the management fees from Warrior and oil and gas income. The Company does not expect to generate significant income until its mining operations are in production or until the Rx Power installations are in operation.

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

As a result of the inability of the Company to raise capital, Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. Management determined that the Company should position itself in a high-profile natural gas projects in an effort to attract capital and due to increasing natural gas prices. The Company completed the acquisition of control of Warrior Resources, Inc. on February 13, 2002. Warrior had experienced a considerable degree of decline in its operations and financial condition as a result of management and director disagreements that had led to lawsuits and disrupted the continuity of management of Warrior. The Company acquired approximately a 36% overall stock position in Warrior and assumed management control. In assuming management control and consolidating Warrior's operations, the Company eliminated approximately $65,000 per month in Warrior's overhead and was able to complete a refinancing of Warrior's principal bank debt. In addition, the Company assisted Warrior in eliminating approximately $1.7 million in third party trade and note payables and other obligations. Warrior has begun a work program on its properties to increase cash flow which will allow it to re-pay its new bank facility, eliminate over time its remaining trade accounts payable and repay the Company. Due to the termination of the merger agreement with Warrior, the Company is entitled to receive compensation in the amount of $200,000 or an equivalent value of Warrior common stock issued at $0.02 per share. The Company has not exercised its right to accept stock for the merger termination fee at this time. As a result of the refinancing of Warrior's debt, the Company has begun to invoice Warrior for use of its facilities and office space and for management time spent on Warrior at the rate of $10,000 per month.

The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, Management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, Management believes the Company will need to raise capital from outside sources during fiscal 2003. The Company has received two offers for equity lines, subject to the filing of a Regulation D private placement in the approximate amount of $5 million each. The Company has not accepted either offer at the present time, although management expects to complete one of the transactions during fiscal 2003. Recently the Company announced an agreement with Xavier Financial LLC to raise $4.0 million for new drilling projects on the Warrior properties. Upon completion of the funding, the Company and Warrior will complete a farmout and share in the interest retained in the new wells.

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


The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining or oil and natural gas activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal and accrued interest $1,279,412.37 as of January 31, 2003. These funds have been used to initiate the Company's mining activities and fund its overhead requirements. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At January 31, 2003, the Company had current assets of $280,683 and current liabilities of $2,122,294, which resulted in negative working capital of $1,841,611. The negative working capital position is comprised of notes receivable from Warrior of $155,432 accounts payable of $92,263 notes payable to shareholders and related parties totaling $748,817, accrued salaries and expenses totaling $1,187,514 and third party notes payable of $93,700. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining or oil and natural gas activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2003. The previously discussed transactions regarding equity infusions, if successful, will provide the Company with sufficient funds to pursue its mining and oil and natural gas ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell or abandon certain of its assets to meet its obligations.






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


Item 2.          Changes in Securities. Not applicable.
                 ----------------------

Item 3.          Defaults Upon Senior Securities. Not applicable.
                 --------------------------------

Item 4.          Submission of Matters to a Vote of Security Holders . Not
                 ---------------------------------------------------
                 Applicable.

Item 5.          Other Information. Not applicable.
                 ------------------

Item 6.          Exhibits and Reports on Form 8-K.
                 ---------------------------------
                 (a)     Exhibits. Not applicable.
                         ---------
                 (b)     Current Report on Form 8-K. Not applicable.
                         ---------------------------

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





Dated:      March 13, 2003


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


Date: 3/13/03    By:  /s/ Jeffrey T. Wilson,  President & CEO



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the quarterly report of Imperial Petroleum, Inc. (the "Company") on Form l0-Q for the quarter ended January 31, 2003, Jeffrey T. Wilson hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES - OXLEY Act of 2002, that to the best of his knowledge:

1. The quarterly report fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: 3/13/03    By:  /s/ Jeffrey T. Wilson,  President & CEO