Form 10-Q
period 2003-04-30
IMPERIAL PETROLEUM INC
filed 2003-06-11
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                         FORM 10-Q

   X  ANNUAL REPORT          PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 2003

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____



On April 30, 2003, there were 25,924,885 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                              Ended April 30, 2003


PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.
                                                                            Page

Consolidated Balance Sheets as of July 31, 2002 and April 30, 2003          4-5

Consolidated Statements of Operations for the three months ended             6
April 30,2003 and 2002.

Consolidated Statements of Cash Flows for the nine months ended              7
April 30, 2003 and 2002

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

                                     Part I


                              Financial Information

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                                (April 30, 2003)

                                             30-April-03   31-Jul-02
ASSETS
Current Assets
Cash                                        $     858    $  2,869
Accounts Receivable                           165,903      45,755
Notes Receivable                              155,432           0
Other current assets                                0           0
Total                                         322,193      48,624

Property, Plant and Equipment
Oil and gas property                          204,533           0
Other depreciable equipment                     1,107       1,107
Mining claims, options and development costs   41,760      41,760
Acquisition in Progress                         4,000       4,000
Less Accumulated Depreciation                  (1,107)     (1,107)
Net property, plant and equipment             250,293      45,760

Other Assets
Investment in subsidiary                       208,298     208,298
Notes receivable-related party               1,634,414     192,408
Other non-current assets                             0           0
Total other assets                           1,842,712     400,706

TOTAL ASSETS                               $ 2,415,198   $ 495,090

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable                               $92,263     $92,263
Accounts payable-other                               0           0
Accrued expenses                             1,251,775   1,083,008
Unearned revenue                                     0           0
Notes payable-Bank                                   0           0
Notes payable-related party                    742,017     765,817
Note payable                                    93,700      80,000
Total current liabilities                    2,186,055   2,021,088

Non-current Liabilities
Unearned revenue                               304,359     304,359
Notes payable, less current portion                  0           0
Total non-current liabilities                  304,359     304,359

Stockholder's Equity
Common stock                                   344,289     236,184
Additional paid-in capital                   7,973,639   6,247,583
Treasury stock                              -2,243,304  -2,243,304
Retained earnings                           -6,149,839  -6,070,820
Other Comprehensive Income                           0           0

Total stockholder's equity                     -75,215   -1,830,357
Total Liabilities and Stockholder's Equity $ 2,415,198    $ 485,090

                             IMPERIAL PETROLEUM,INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED


                                      Three Months Ending  Nine Months Ending
                                       04/30/03  04/30/02*  04/30/03  04/30/02*

Operating Income:Oil and gas revenue   $ 4,839        0      9,653          0
Management and fee income               30,000        0     60,000          0

Total operating income                  34,839        0     69,653          0

Operating Expenses:
Oil and gas lease operations             5,493        0      8,965          0
Dry Hole costs                               0        0          0          0
Mining operating expense                     0        0      1,923          0
General and administrative expense      40,418   41,847    138,789    157,560
Depreciation and depletion                   0        0          0          0
Total operating expense                 45,911   41,847    149,677    157,560

Income/Loss from operations            -11,072  -41,847    -80,024   -157,560

Other Income/expense
Interest                                 6,538  -22,312     -9,882    -62,241
Loss on write-down of mining equipment       0        0          0          0
Gain/ loss on sale of assets                 0        0          0          0
Other                                        0        0          0          0
Total other income/expense               6,538  -22,312     -9,882    -62,241

Net Loss Before Income Taxes            -4,534  -64,159    -89,906   -219,801

Provision for Income Taxes
Current                                      0        0          0          0
Deferred                                     0        0          0          0
Total benefit from income taxes              0        0          0          0

Net Income/Loss                         -4,534  -64,159    -89,906   -219,801

Income/Loss per share                  (0.000)  (0.003)    (0.003)    (0.011)

Weighted average shares outstanding 25,924,885 19,363,646 25,924,855 19,363,646

*Restated to reflect the un-consolidation of Warrior Resources, Inc. as a result of the termination of the merger agreement.

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                 Nine Months Ending
                                                  04/30/03 04/30/02


Net cash provided by (used in) operations     $-182,832     $-26,463

Net cash provided by (used in) investing activities:

Capital additions and property acquisitions     -18,000            0
Disposition                                           0            0
Other                                        -1,449,022       -9,594

Total                                        -1,467,022       -9,594

Net cash provide by (used in) financing activities:
Repurchase of common stock                            0            0
Issuance of common stock                        108,105      119,961
Deferred Revenue                                      0            0
Increase in Notes Payable                        -6,800            0
Beginning balance equity                              0            0
Paid-in Capital                               1,539,522      -83,719
Total                                         1,640,827       36,242

Increase in cash and equivalents                 -2,011          -66

Cash and cash equivalents at beginning of period  2,869        1,074
Cash and cash equivalents at end of period          858        1,008

Supplemental disclosures of Cash Flow Information
Interest                                         93,377       82,593

Cash paid during the period for:
Income taxes                                          0            0





For the purposes of cash flows, the Company considers all highly liquid debt instruments Purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                 April 30, 2003



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

At April 30,2003, the Company does not operate any active oil and natural gas properties directly, although it owns 36% control of and manages the operations of Warrior Resources Inc. (formerly Comanche Energy Inc.) which does operate in the oil and natural gas business. Warrior Resources, Inc. through its wholly-owned subsidiary, Double Eagle Petroleum Corporation , owns crude oil and natural gas properties located in the states of Texas and Mississippi. Warrior presently owns an interest in approximately 63 natural gas wells and 4 oil wells with daily net production to Warrior's interest of 2,200 MMCFPD and 80 BOPD. Warrior estimates its net proven oil and natural gas reserves as of July 31, 2002 to be approximately 43,600 MMCF of gas and 274 MBBL of oil.

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

In February 2003, in connection with a potential infusion of drilling funds for development of certain undeveloped locations on the Warrior Resources, Inc. properties, the Company entered into Fee Agreements with SetCom, USA Inc. and James W. Hill, of Xavier Financial LLC in which each party was to receive compensation in the form of cash for providing up to $4.0 million in drilling funds on terms acceptable to the Company. The agreement with Xavier was terminated in April 2003 after the Company received notice from Xavier that it could not complete the funding. Setcom continues to explore other alternative sources of financing for the drilling program.

In April 2003 the Company announced an agreement to acquire certain oil and natural gas interests located in Kentucky from Renovared Resources, Inc. The Company is continuing its negotiations with the landowners to obtain new leases and ratifications of existing leases as a condition of the closing of the purchase agreement with Renovared. The Company presently expects the acquisition to close before the end of the Company's current fiscal year.

Subsequent Events:

Subsequent to the end of the quarter, the Company completed the acquisition of control of Powder River Basin Gas Corp. from Greg Smith, Taghmen Ventures LTD. and E-Stone Ventures Ltd. The Company issued 2.65 million shares of its common stock and a note payable in the amount of $200,000 in exchange for approximately 54% (fully diluted) of the issued and outstanding capital stock of Powder River. Powder River owns approximately 7,000 net acres of leases in the coal-bed methane natural gas play in the Powder River Basin of Wyoming. The Company is presently seeking a joint venture partner to assist in the development of the leases. (Reference is made herein to the Form 8-K filed by the Company in May 2003.)


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



 (3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of April 30, 2003, the Company had a total of 6 notes payable to individuals and private companies totaling $1.51 million, in principal and accrued interest thereon, of which $1.37 million was with its Chairman and President.

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

Development of its oil and natural gas leases will subject the Company's revenues to the fluctuations inherent in the energy business for the last several years. Crude oil and natural gas prices have reached record highs during the last several months and expectations are that prices for these commodities will remain above prior levels in the future. Current crude oil prices as posted on the New York Mercantile Exchange (NYMEX) are in the $30.00 per barrel range as a result of concerns over supplies while natural gas prices have reached highs of $9.00 per MMBTU during the winter months and are currently averaging $6.00 per MMBTU. The Company expects energy prices to continue to be volatile in the future, although it is expected that prices will decline during the remainder of the fiscal year, and particularly after the situation in Iraq is resolved and the severe winter weather abates in the US.

As a result of the Company's agreement with Rx Power to provide on-site electricity generation units utilizing natural gas as the primary fuel source, the Company expects that as it develops the business of the subsidiary, it will be prudent to evaluate options to hedge natural gas prices from time-to-time in order to protect its margins from potential sharp increases in natural gas prices. It may likewise become advisable to consider hedging alternatives for electricity, considering that the units remain connected to the existing electricity grid and utilize purchased electricity during periods when the Rx Power units are being serviced or otherwise being repaired. At the present time the Company does not have any hedging programs in place and will need to review the advisability of such programs as the development proceeds. As a result of these factors, this segment of the Company's business will be subject to fluctuations in energy (natural gas) and electricity rates. To date Rx Power has conducted no significant operations.



Three Months Comparison

Quarter ended April 30, 2003 compared to Quarter ended April 30, 2002. Revenues for the three months ending April 30, 2003 were $34,839 compared to no revenues for the comparable quarter ended April 30, 2002. The revenue in the current period reflects payments from oil and gas properties acquired by the Company and management income as a result of the acquisition of control of Warrior. The Company expects its revenues to continue to increase as a result of its acquisition of oil and natural gas interests. Future additional revenues will result from the start-up of mining operations, new oil and gas acquisitions or income derived from the Rx Power.

Production and mining operating expenses were $5,493 for the quarter ended April 30, 2003 compared to $0 for the quarter ended April 30, 2002 and represent lease operating expenses from oil and gas interests owned by the Company and minimal expenses incurred on the Duke mine. No significant operations were conducted during the quarter on the Duke gold mine. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine.

General and administrative costs remained about the same with costs of $40,418 for the three months ending April 30, 2003 compared to $41,847 for the same period a year earlier and primarily reflects the level of normal G&A expenses. G&A should continue to increase as the Company begins continuous mining operations, begins installing Rx Power units and initiates a corporate public relations campaign. Net Interest expense for the quarter decreased from $22,312 in 2002 to a positive $6,538 for the same period in 2003 and reflects the higher borrowings by the Company from private debt sources that was offset by accrued interest due from notes owed the Company by Warrior.

The Company had an after-tax net loss of $4,534 ($0.0001 per share) for the quarter ended April 30, 2003 compared to a net loss of $64,159 ($0.003 per share) for the comparable quarter a year earlier. The decrease in net loss in income is attributable primarily to reduced overall interest costs and greater revenue generated from management fees and oil and gas income. The Company does not expect to generate significant income until its mining operations or the Rx Power project are in production.

Nine Months Comparison

Nine Months ended April 30, 2003 compared to Nine Months ended April 30, 2002. Revenues for the nine months ending April 30, 2003 were $69,653 compared to no revenue for the comparable period ended April 30, 2002 and reflects revenue in the current period from management fees in connection with Warrior and from oil and gas revenues. Significant future revenues will result from the start-up of mining operations, from new oil and gas acquisitions or from the installation of units under the Rx Power agreement.

Production and mining operating expenses were $10,888 for the nine months ended April 30, 2003 compared to $0 for the period ended April 30, 2002. No significant operations were conducted during the period on the Duke mine. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine and the installation of units in connection with the Rx Power project.

General and administrative costs remained about the same with costs of $138,789 for the nine months ending April 30, 2003 compared to $157,560 for the same period a year earlier and primarily reflects the level of normal G&A expenses. G&A should continue to increase as the Company begins continuous mining operations, begins installation of electricity generators and initiates a corporate public relations campaign. Interest expense for the period decreased from $62,242 in 2002 to $9,882 for the same period in 2003 due to increased interest from notes receivable from Warrior.

The Company had an after-tax net loss of $89,906 ($0.003 per share) for the nine months ended April 30, 2003 compared to a net loss of $219,801 ($0.011 per share) for the comparable period a year earlier. The decrease in net loss in income is attributable primarily to increased revenue generated from the management fees from Warrior and oil and gas income. The Company does not expect to generate significant income until its mining operations are in production or until the Rx Power installations are in operation.


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

As a result of the inability of the Company to raise capital, Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. Management determined that the Company should position itself in high-profile natural gas projects in an effort to attract capital and due to increasing natural gas prices. The Company completed the acquisition of control of Warrior Resources, Inc. on February 13, 2002. Warrior had experienced a considerable degree of decline in its operations and financial condition as a result of management and director disagreements that had led to lawsuits and disrupted the continuity of management of Warrior. The Company acquired approximately a 36% overall stock position in Warrior and assumed management control. In assuming management control and consolidating Warrior's operations, the Company eliminated approximately $65,000 per month in Warrior's overhead and was able to complete a refinancing of Warrior's principal bank debt. In addition, the Company assisted Warrior in eliminating approximately $1.7 million in third party trade and note payables and other obligations. Warrior has begun a work program on its properties to increase cash flow which will allow it to re-pay its new bank facility, eliminate over time its remaining trade accounts payable and repay the Company. Due to the termination of the merger agreement with Warrior, the Company is entitled to receive compensation in the amount of $200,000 or an equivalent value of Warrior common stock issued at $0.02 per share. The Company has not exercised its right to accept stock for the merger termination fee at this time and presently reflects the obligation as a note receiveable from Warrior. As a result of the refinancing of Warrior's debt, the Company has begun to invoice Warrior for use of its facilities and office space and for management time spent on Warrior at the rate of $10,000 per month.

The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, Management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, Management believes the Company will need to raise capital from outside sources during fiscal 2003. The Company has received several offers for equity lines and debt financings and is presently negotiating to complete a financing package during the current calendar year. As a result of the termination of the Xavier Financial transaction, the Company has suspended its proposed drilling operations until a new financial partner is obtained.

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

The Company intends to continue to pursue a wide variety of financing alternatives in an effort to finance its operations, however, in the event that additional capital is not obtained from other sources, it may become necessary to alter development plans, sell certain properties or otherwise abandon certain ventures.

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


The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining or oil and natural gas activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal and accrued interest $1.41 as of April 30, 2003. These funds have been used to initiate the Company's mining activities and fund its overhead requirements. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At April 30, 2003, the Company had current assets of $322,193 and current liabilities of $2,186,055, which resulted in negative working capital of
$1863,862. The negative working capital position is comprised of notes receivable from Warrior of $155,432 accounts payable of $92,263 notes payable to shareholders and related parties totaling $742,017, accrued salaries and expenses totaling $1,251,775 and third party notes payable of $93,700. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining or oil and natural gas activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2003. The previously discussed transactions regarding equity infusions, if successful, will provide the Company with sufficient funds to pursue its mining and oil and natural gas ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell or abandon certain of its assets to meet its obligations.

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

Item 2.          Changes in Securities.  Not applicable.
                 ---------------------

Item 3.          Defaults Upon Senior Securities.  Not applicable.
                 -------------------------------

Item 4.          Submission of Matters to a Vote of Security Holders.  Not
                 ---------------------------------------------------
                 Applicable.

Item 5.          Other Information.  Not applicable.
                 -----------------

Item 6.          Exhibits and Reports on Form 8-K
                 --------------------------------

                 (a)          Exhibits.  Not applicable.
                              --------
                 (b)          Current Report on Form 8-K In May 3003,
                              the Company filed a Report on Form 8-K
                              In connection with the acquisition of control of Powder River Basin Gas Corp which is included Herein by reference.










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





Dated:      June 10, 2003

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


Date: 6/10/03    By:  /s/ Jeffrey T. Wilson,  President & CEO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the quarterly report of Imperial Petroleum, Inc. (the "Company") on Form l0-Q for the quarter ended April 30, 2003, Jeffrey T. Wilson hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the SARBANES - OXLEY Act of 2002, that to the best of his knowledge:

1. The quarterly report fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: 6/10/03    By:  /s/ Jeffrey T. Wilson,  President & CEO