Form 10-Q/A
period 2003-04-30
IMPERIAL PETROLEUM INC
filed 2003-06-27
CIK 355356

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

                                     Part I


                              Financial Information

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                                (April 30, 2003)

                                             30-April-03   31-Jul-02
ASSETS
Current Assets
Cash                                        $     858    $  2,869
Accounts Receivable                           165,903      45,755
Notes Receivable                              155,432           0
Other current assets                                0           0
Total                                         322,193      48,624

Property, Plant and Equipment
Oil and gas property                          204,533           0
Other depreciable equipment                     1,107       1,107
Mining claims, options and development costs   41,760      41,760
Acquisition in Progress                         4,000       4,000
Less Accumulated Depreciation                  (1,107)     (1,107)
Net property, plant and equipment             250,293      45,760

Other Assets
Investment in subsidiary                       208,298     208,298
Notes receivable-related party               1,634,414     192,408
Other non-current assets                             0           0
Total other assets                           1,842,712     400,706

TOTAL ASSETS                               $ 2,415,198   $ 495,090

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable                               $92,263     $92,263
Accounts payable-other                               0           0
Accrued expenses                             1,251,775   1,083,008
Unearned revenue                                     0           0
Notes payable-Bank                                   0           0
Notes payable-related party                    742,017     765,817
Note payable                                    93,700      80,000
Total current liabilities                    2,179,755   2,021,088

Non-current Liabilities
Unearned revenue                               304,359     304,359
Notes payable, less current portion                  0           0
Total non-current liabilities                  304,359     304,359

Stockholder's Equity
Common stock                                   344,289     236,184
Additional paid-in capital                   7,979,938   6,247,583
Treasury stock                              -2,243,304  -2,243,304
Retained earnings                           -6,149,839  -6,070,820
Other Comprehensive Income                           0           0

Total stockholder's equity                     -75,215   -1,830,357
Total Liabilities and Stockholder's Equity $ 2,415,198    $ 485,090

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

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                 Nine Months Ending
                                                  04/30/03 04/30/02


Net cash provided by (used in) operations     $-182,832     $-26,463

Net cash provided by (used in) investing activities:

Capital additions and property acquisitions     -18,000            0
Disposition                                           0            0
Other                                        -1,449,022       -9,594

Total                                        -1,467,022       -9,594

Net cash provide by (used in) financing activities:
Repurchase of common stock                            0            0
Issuance of common stock                        108,105      119,961
Deferred Revenue                                      0            0
Increase in Notes Payable                        -6,800            0
Beginning balance equity                              0            0
Paid-in Capital                               1,539,522      -83,719
Total                                         1,640,827       36,242

Increase in cash and equivalents                 -9,027          -66

Cash and cash equivalents at beginning of period  2,869        1,074
Cash and cash equivalents at end of period          858        1,008

Supplemental disclosures of Cash Flow Information
Interest                                         93,377       82,593

Cash paid during the period for:
Income taxes                                          0            0





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