Form 10-K
period 2003-07-31
IMPERIAL PETROLEUM INC
filed 2003-12-24
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549

                                    FORM 10-K
                          XX ANNUAL REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                     ACT OF
                                      1934
                               For the fiscal year
                               ended July 31, 2003

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

                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation K is not contained herein, and will not be contained to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X___.

On July 3l, 2003, there were 30,948,103 shares of the Registrant's common stock issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates is $2,028,698. See Item5. Market for Registrant's Common Stock and Related Stockholder Matters.

                           Documents Incorporated by
                                 Reference NONE

                            IMPERIAL PETROLEUM, INC.
                                   FORM 10-K
                        FISCAL YEAR ENDED JULY 3l, 2003


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

Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI"), Phoenix Metals, Inc., a Texas corporation ("Phoenix") , and Powder River Basin Gas Corp ("Powder River"), a Colorado corporation. Premier and IB Energy, Inc. were sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. The operations of LRI ceased in 1997 with the expiration of its remaining foreign activities. Phoenix has conducted limited activities since 1997 as Imperial Environmental Company, although it has not officially changed its name. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City Petroleum, Inc. ("Oil City"), an Oklahoma corporation effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company owns approximately 36% of the commons stock of Warrior Resources, Inc., ("Warrior") an Oklahoma corporation, and carries its ownership under the equity method.

The  Company

Imperial Petroleum, Inc., a Nevada corporation ("the Company"), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and had diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company intends to re-focus its efforts in the oil and natural gas business and to seek to sell or develop through partnerships or joint ventures, its mining assets

At July 31,2003, the Company does not operate any active oil and natural gas properties directly, although it owns 36% control of and manages the operations of Warrior Resources Inc. (formerly Comanche Energy Inc.) which does operate in the oil and natural gas business. Warrior,. through its wholly-owned subsidiary, Double Eagle Petroleum Corporation , owns crude oil and natural gas properties located in the states of Texas and Mississippi. Warrior presently owns an interest in approximately 63 producing natural gas wells and 4 producing oil wells with daily net production to Warrior's interest of 1,010 MMCFPD and 10 BOPD. Reserve estimates to Warrior's interest by third party engineers of net proven oil and natural gas reserves as of July 31, 2003 are approximately 341.5 MBbls and 23,551 MMcf.

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

On October 31, 2001, Imperial and Rx Power, a California corporation signed a non-binding letter of intent wherein the two companies would form a Special Purpose Vehicle ("SPV") for the purpose of obtaining financing for the installation of Rx Power's proprietary electric generator units. Imperial was to contribute stock, cash or financing up to the amount of $2,000,000 in five phases for a 45% interest in the cash flow from the SPV and Rx Power was to contribute its existing contracts and future marketing efforts to the SPV for a 45% interest in the SPV. The project was to be managed by a third party, subject to certain limitations imposed by both companies. The parties signed a definitive agreement in February 2002 for the consummation of the transaction. The electricity generator units being developed by Rx Power offer cost savings to customers up to 25% from their present electricity source based upon the use of proprietary electronic components and technological advances in the generation of electricity using natural gas. The primary target market for these units, initially, is California. Rx Power is still completing the testing and development of its initial commercial unit. As a result no activity occurred in the SPV during this fiscal year. As a result of the continued inability of Rx Power to provide a suitable unit for demonstration, the Company does not expect the venture to proceed.

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

Completion of the Agreement and Plan of Merger was subject to a number of conditions, including the completion of audited financials for Warrior, approval of the Warrior stockholders, the filing and effectiveness of a registration statement by Registrant for the shares to be offered, the satisfactory completion of due diligence and other customary closing conditions. Due to breaches of the agreements by the former management of Warrior, the Company terminated the proposed merger in August 2002. As a result of the termination of the merger agreement, the Company has the right to receive $200,000 or an equivalent value in shares of Warrior valued at $0.02 per share. The obligation by Warrior is presently carried on the books of the Company as a note receivable.

The Company  assisted  Warrior in completing a refinancing of its principal bank debt and in retiring certain of its trade, notes and accounts payable in November 2002 and as a result, the note payable to the Company from Warrior has increased by approximately $1.4 million. As a result of the refinancing of its principal debt with the bank, Warrior began a work program on its wells, with the direction of the Company, to increase cash flow. On July 15, 2003, the Company and Warrior signed an Agreement wherein the Company would acquire the assets and certain liabilities of Warrior and its subsidiaries in exchange for payment or assumption of the Warrior senior bank debt in the approximate amount of $3.65 million; (2) extinguishments of the note payable from Warrior to the Company in the amount of $1.7 million; (3) assumption of certain trade vendor liabilities in the approximate amount of $0.58 million and the issuance to Warrior of 2 million shares of the Company's common stock. Closing of the transaction was subject to, among other things, approval of Warrior's shareholders, which was received on August 29,2003. The Company expects to close the Warrior asset acquisition in December 2003.

In November 2002 the Company acquired certain direct interests in the Bovina filed of Mississippi from working interest owners. The Bovina field is operated by Double Eagle Petroleum Corp and affiliate of the Company. Under the terms of the various agreements the Company paid a total of $26,364, assumed approximately $11,600 in accounts payable and issued a total of 479,242 shares of its restricted common stock.

In April 2003, the Company agreed to acquire certain oil and natural gas interests owned by Renovared Resources, Inc. ("Renovared") located in Kentucky for $30,000. The properties comprise interests in approximately 44 wells and a pipeline and gathering system located in the New Albany Shale Gas play. Closing is expect in December 2003.

In May 2003, the Company acquired approximately 54% control of the stock of Powder River Basin Gas Corp in an Exchange Agreement with the former management and control shareholders of Powder River. (See Form 8-K dated May 2003). The Company issued a total of 2.65 million shares of its restricted common stock and a note payable in the amount of $200,000 in the transaction. As a result of the Exchange Transaction, Powder River became a subsidiary of the Company. Powder River owns some 7,000 net acres of leases in the Powder River Basin coalbed methane gas play in Wyoming. The Company is presently seeking a partner to develop Powder River's acreage.

On July 7, 2003 the Company agreed to acquire the assets of Hillside Oil & Gas LLC. Under the terms of the agreement and amendments thereto, the Company will acquire the oil and gas properties of Hillside for (1) the payment of its senior debt of approximately $4.6 million; (2) the assumption of an equipment note payable of $0.3 million; (3) the payment of certain obligations of Hillside at closing of $168,000; (4) the assumption of approximately $348,000 in accounts payable of Hillside and (5) issuance of a note payable to Hillside in the amount of $324,000 and secured by 1 million shares of the Company's common stock. Hillside operates some 200 wells in Texas, New Mexico and Louisiana and has estimated net proven reserves based upon third party estimates of approximately
954.6 MBbbls and 2,544 MMcf.

Subsequent Events

In October 2003 the Company sold 2,000,000 shares of restricted common stock for $200,000 and a common stock purchase warrant in the amount of 2,000,000 shares exercisable at $0.12 per share. Demand rights were granted in connection with the issuance. The term of the warrant is one year. The proceeds of the sale were used to fund the ongoing expense of the acquisition effort of the Company and for working capital purposes.

In October 2003 the Company retired the note payable of $200,000 which had resulted from the acquisition of Powder River Basin Gas Corp with the issuance of 2,000,000 shares of restricted common stock and a common stock purchase warrant in the amount of 2,000,000 shares at an exercise price of $0.14 per share. Demand rights were granted with the issuance. The term of the warrant is one year.

In October 2003 the Company entered into a letter of understanding and a subsequent stock sale agreement to sell 23,885,000 shares of the common stock of Powder River Basin Gas Corp of the 25,385,000 shares it presently owns. Under the terms of the agreement, if completed, the Company would receive $175,000 in cash (less broker's fees of 10%); a secured note in the amount of $47,884.47; and a 12.5% carried working interest in the development of the leases owned by Powder River. The purchaser is required to purchase the convertible notes of Powder River in the approximate amount of $315,000 and to commit a minimum of $750,000 to the development of the leases owned by Powder River. Closing is scheduled for December 2003.

The Company has received an offer to purchase substantially all of its mining claims, however no agreements have been completed and there is no guarantee that negotiations between the Company and the potential purchaser will be successful and result in a closing.

Business  Strategy

The Company's business strategy changed with the acquisition of Ridgepointe in August 1993 and the change of management to its current management. The Company had used its limited oil and gas assets to provide the working capital necessary to expand and develop its mineral mining activities. The Company's initial emphasis on mining ventures reflected its belief that quality opportunities still existed in many areas of mineral mining for small mining companies. As a result, the Company acquired and tested a significant mineral property sufficient in size to provide a unique development opportunity for the Company's future growth, when fully operational. With the acquisition of control of Warrior Resources, Inc., management has renewed its focus on oil and natural gas opportunities and in particular the acquisition of small public energy companies that are having difficulty achieving liquidity for their investors in today's markets. The Company believes that significant opportunities are available through strategic mergers and acquisitions in the energy industry in the small capitalization sector. The Company intends to seek out opportunities in other commodities that the Company believes may have the opportunity for a cyclical improvement in demand and price.

Reserves

Oil and Natural Gas


The following table is a summary, as of July 31, 2003, of the proved reserves of oil and natural gas net to the Company's interest in the Bovina field based upon estimates prepared by the Company. These estimates are based on assumptions the Company believes are reasonable regarding production costs, future production rates and declines. These estimates are based upon constant prices and costs as of July 31, 2003. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company's control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and could be revised. No estimates have been filed with or included in reports to any Federal Authority or agency other than the Securities and Exchange Commission ("SEC"). The Company has no reserves outside the United States.


                               As of July 31, 2003
                      Oil       Natural Gas   Future Net   Present Value
Category             (MBO)         (MMCF)    Revenue (M$)  Discounted @ 10% (M$)
--------------------------------------------------------------------------------

Producing              -             30        113.5             86.9

Non-Producing        13.1           126      1,041.0            425.0

Undeveloped            -            324        982.8            451.7

Total Proved         13.1           480      2,137.3            963.6


Acreage - The following table shows the developed and undeveloped leasehold acreage held by the Company as of July 31, 2003:

                                Developed Acreage        Undeveloped Acreage

                              (1) Gross    (2) Net     (1) Gross      (2) Net
                              ---------    -------     ---------      --- ---


         Mississippi             960         88.3          0              0

              Total              960         88.3          0              0



Productive Wells - The following table summarizes the productive oil and gas wells in which the Company had an interest at July 31, 2003:


                            Oil Wells          Gas Wells             Total
                      (1)Gross  (2)Net     (1)Gross (2)Net      (1)Gross  (2)Net

     Mississippi           1      0.15          2     0.12           3     0.27


     Total                 1      0.15          2     0.12           3     0.27


(1) A "gross acre' or a "gross well" is an acre or well in which a working interest is owned by the Company and the number of gross acres or gross wells is the total number of acres or wells in which a working interest is owned by the Company.

(2) A "net acre" or a "net well" exists when the sum of the Company's fractional ownership interests in gross acres or gross wells equals one. The number of net acres or net wells is the sum of the fractional interests owned in gross acres or gross wells, and does not include any royalty, overriding royalty or reversionary interests.

Production, Price and Cost Data - The following table summarizes certain information relating to the production, price and cost data for the Company for the fiscal years ended, July 31, 2003, 2003, 2001.


                                                  Year Ended July 31
                                        2003               2002           2001

Oil:

  Production (Bbls)                       74                  0              0
  Revenue                           $  1,901                  0              0
  Average barrels per day                  0                  0              0
  Average sales price per barrel    $  25.69                  0              0

Natural Gas:

  Production (Mcf)                     2,158                  0              0
  Revenue                          $  10,766                  0              0
  Average Mcf per day                      6                  0              0
  Average sales price per Mcf      $    4.99                  0              0

Production costs(1)                $  38,367                  0              0
Equivalent (Bbls) (2)                    433                  0              0
Production costs per equivalent bbl $  88.61                  0              0
  equivalent bbl

Total oil and gas revenues          $ 12,667                  0              0


(1) Includes workover expenses
(2) Gas production is converted to barrel equivalents at the rate of six Mcf per barrel representing the estimated relative energy content of natural gas to oil.

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

Reserves

Mining

The following table sets forth estimates as of July 31, 2003 of the mineral reserves net to the Company's interest in each of the Company's claim groups as prepared by independent engineers and geologists and by the Company. These estimates are based upon extensive sampling and testing on the Company's properties and are based on assumptions the Company believes are reasonable regarding production costs, metallurgical recoveries and mineral prices. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company's control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and that plans for mining could be revised.

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

                              As of July 31, 2003 Net Mineable Reserves
Claim Group              Location    Acres   Gold Grade     Gold      Copper
UFO Mine (l)             Arizona      400         0           0       600,000

Duke Mine                Utah       1,920        0.10     4,883,750       0
                         -----      -----      ---------  ---------       -

Total                               1,920        0.10     4,883,750   600,000

Gold Grade (oz/ton) ;Gold(oz); Copper(lbs)

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

The Company began production at the Duke Mine during the first quarter of fiscal 1998 on a pilot operation. A portable Cosmos Concentrator was purchased and was moved on site. The facility should be capable of processing about 100 tons of placer material per day, however initial operations have been conducted at rates of 20 tons per day. The Company spent approximately $185,000 to begin operations at this level and is operating under a small miner's permit exemption. Pilot plant results have been encouraging despite mechanical start-up problems. Upon completion of its pilot tests, the Company suspended any further operations until construction of a full-scale modular facility can be completed. Subject to capital availability, permitting and construction schedules, the Company plans to construct a full scale facility at a cost of $8.0 million and with a capacity of 10,000 tons per day. The present claims owned by the Company contain approximately 48,837,500 tons of placer material. Presently there are 5 other companies active in the development of claims in the vicinity of the Duke Mine. At the present, the company is negotiating with a potential partner to provide the capital to begin full scale development. Recently the company has entered into discussions with a mining company to provide the capital and manage the development of the mine. No assurances can be given that an agreement can be reached at this time.


Competition

There are many companies and individuals engaged in the oil and gas business. Some are very large and well established with substantial capabilities and long earnings records. The Company is at a competitive disadvantage with some other firms and individuals in acquiring and disposing of oil and gas properties, since they have greater financial resources and larger technical staffs than the Company. In addition, in recent years a number of new small companies have been formed which have objectives similar to those of the Company and which present substantial competition to the Company.

A number of factors, beyond the Company's control and the effect of which cannot be accurately predicted, affect the production and marketing of oil and gas and the profitability of the Company. These factors include crude oil imports, actions by foreign oil producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of ready market, such as fluctuating supply and demand.

The Company currently sells a substantial portion of its oil production to EOTT and its gas production to Texas Energy Marketing. The Company has no written contracts with any purchasers. The Company does not believe that the loss of either of these purchasers would significantly impair its operation.

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

It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies hereunder. The Company is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company's overall operations by reason of environmental or occupational safety and health laws and regulations but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

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

The Company employs one person in its Evansville, Indiana office whose functions are associated with management, operations and accounting. The Company uses independent contractors to supervise its oil, gas and mining business.

Item 3. Legal Proceedings.

Imperial Petroleum, Inc. versus Ravello Capital LLC: The Company filed suit in Federal District Court in Tulsa County, Oklahoma against Ravello Capital LLC on November 20, 2000. The suit alleged breach of contract and sought to have the contract declared partially performed in the amount of $74,800 and sought relief in the amount of $488,390 for the unpaid consideration and punitive damages and attorneys fees. The Company received a judgment award against Ravello in the amount of $488,390 and subsequently collected and credited the judgment in the amount of $85,638.02 as a result of the re-issuance of certain of its shares in Warrior, held by Ravello in escrow and not released. The Company is pursuing the balance of the judgment against Ravello.

Item 4. Submission of Matters to a Vote of Security Holders.
None.



                                     PART II

Item 5. Market For Registrant's Common Stock; and Related Stockholder Matters.

The Company's common stock is traded in the over-the-counter market. From 1984 to 1997 trading had been so limited and sporadic that it was not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company was advised that trading in its shares resumed in September 1997 and the Company's stock was quoted at approximately $0.25 per share in sporadic trading. At July 31, 2003, the approximate bid price for the Company's common stock was $0. 085 per share and the approximate asked price was $0.10 per share.

No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

There are approximately 626 holders of record of the Company's common stock.

Item 6. Selected Financial Data



                         2003         2002      2001        2000         1999

Operating Revenue     94,000            0         0           0          53,744

Income (loss)from
continuing opns      (1,331,597)  (855,719)  (1,282,523)   (952,854) (1,006,421)

Net Income (loss)      (312,212)  (820,242)  (1,373,443) (1,013,299) (1,006,421)

Net Income (loss)         (0.01)     (0.05)       (0.10)      (0.08)      (0.10)
Per share
Total Assets          2,535,734    495,090      644,323   1,426,813   1,947,939

Stockholder's Equity     67,934 (1,830,357)  (1,677,054)   (673,594)    166,463

Cash Dividends Paid   0         0          0         0           0
per Common Share

Number of Outstanding
Shares (weighted)    24,777,057 16,598,593 13,144,969 12,560,958  9,627,006



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

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant downward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $400.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

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

Upon the initiation of production from the Duke Gold Mine in Utah, the Company's principal source of cash flow will be the production and sale of gold. Cash flow from gold sales depends upon the quantity of production and the price obtained for such production. An increase in prices permits the Company to finance its operations to a greater extent with internally generated funds. A decline in gold prices reduces the cash flow generated by the Company's operations, which in turn reduces the funds available for servicing debt, acquiring additional mining properties and for developing and expanding its mining operations.

Development of its oil and natural gas leases will subject the Company's revenues to the fluctuations inherent in the energy business for the last several years. Crude oil and natural gas prices have reached record highs during the last several months and expectations are that prices for these commodities will remain above prior levels in the future. Current crude oil prices as posted on the New York Mercantile Exchange (NYMEX) are in the $28.00 to $33.00 per barrel range while natural gas prices reached highs of $9.00 per MMBTU during the winter months of 2000, but have settled into the $4.00-$5.00 range and are currently at or near $7.00 per MMBTU. The Company expects energy prices to continue to be volatile in the future.

Year ended July 31, 2003 compared to year ended July 31, 2002. Total revenues for the Company for the year ended July 31, 2003 were $94,000 compared to $0 for the year ended July 31, 2002 and reflects management fees as a result of the Company's acquisition and management of the business of Warrior Resources, Inc. The Company expects its revenues to remain marginal until it closes the purchase of the presently pending acquisitions or begins continuous operations on the Duke Mine.

Operating expenses for the year ended July 31, 2003 were $38,367 compared to $0 for the same period a year earlier and reflect the acquisition of a direct interest in the Bovina field. The Company does not expect to incur substantial operating expenses until it completes its oil and gas acquisitions or one of its mining operations is in continuous operation. General and administrative expenses increased dramatically from $466,875 for the year ended July 31, 2002 to $900,560 for the year ended July 31, 2003 and reflects the consolidation of the Powder River Basin Gas Corp subsidiary and the increased level of activity due to the Company's acquisition efforts. The Company expects the level of its general and administrative expenses to remain high as it completes the oil and gas acquisitions planned and begins operation on the Duke Gold Mine.

The Company incurred an after tax net loss of $312,212 ($0.01 per share) for the year ended July 31, 2003 compared to an after tax net loss of $820,242 ($0.05 per share) for the prior year. The decrease in the loss is a result of the extraordinary items extinguished by the Company with Merrion Reinsurance company in regards to its silica contract and due to the exchange of warrants for the retirement of accrued salaries due the Company's President. The Company does not expect to generate a profit until it either completes its acquisitions of oil and gas properties or until its mining operations are in continuous operations.

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

Because of the inability of the Company to raise capital, Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures .Recent increases in gold prices has sparked renewed interest in the gold mining business and the Company is presently negotiating with another mining company to develop the Duke Mine with limited capital exposure to the Company. There is no assurance that a suitable agreement can be reached. In 2000, management determined that the Company should position itself in high-profile natural gas projects in an effort to attract capital and as a result of increasing demand for natural. The Company completed the acquisition of control of Warrior Resources, Inc. on February 13, 2002. Warrior had experienced a considerable degree of decline in its operations and financial condition as a result of management and director disagreements that had led to lawsuits and disrupted the continuity of management of Warrior. The Company acquired approximately a 36% overall stock position in Warrior and assumed management control. In assuming management control and consolidating Warrior's operations, the Company eliminated approximately $65,000 per month in Warrior's overhead and was able to complete a refinancing of Warrior's principal bank debt. In addition, the Company assisted Warrior in eliminating approximately $1.7 million in third party trade and note payables and settled its remaining outstanding lawsuits.. Warrior has begun a work program on its properties to increase cash flow, which was successful in stabilizing the Warrior. Due to the termination of the merger agreement with Warrior, the Company is entitled to receive compensation in the amount of $200,000 or an equivalent value of Warrior common stock issued at $0.02 per share. As a result of the refinancing of Warrior's debt, the Company has begun to invoice Warrior for use of its facilities and office space and for management time spent on Warrior at the rate of $10,000 per month. Under the terms of Warrior's refinancing which expires on December 31, 2003, the Bank has the right to foreclose on the oil and gas assets if not paid in full at that time. Warrior entered into an agreement with the Company, with the approval of a majority of its shareholders, to sell all of its assets and liabilities to the Company in exchange for the payoff of the bank debt, retirement of the notes payable to the Company and 2 million shares of the Company's common stock. Closing is expected on or before December 31, 2003.

The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, Management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, Management believes the Company will need to raise capital from outside sources during fiscal 2003. The Company retained Jefferies & Company to assist in the financing of certain acquisitions in the oil and gas sector, including the acquisition of the Warrior properties. Through that effort the Company has received an indicative term sheet from Hybridge/Zwirn Capital Management LLC to provide reserve-based financing up to $18.0 million for the acquisitions discussed above and to develop the Company's reserve base. The Company has been providing the due diligence materials required by the lender to proceed to a closing.

As a result of the acquisition of control of Oil City and the subsequent sale of Oil City's assets to Comanche, the Company owned 5,481,901 shares of the restricted common stock of Comanche. The Company entered into a transaction with Ravello Capital LLC in order to raise cash to pay off a judgment creditor, its private, non-affiliate noteholders and to raise capital for its New Albany Shale Project. As discussed previously, Ravello paid the judgment creditor, however, it failed to complete the balance of the transaction and the Company filed suit against Ravello for breach of contract, among other things. The Company was awarded a monetary judgment in the amount of $448,390 against Ravello and subsequently received the reissued shares of common stock in Comanche (now Warrior) and credited the judgment in the amount of $85,638.02. The balance of the judgment remains unsatisfied.

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

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining or oil and natural gas activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures .As discussed above the Company is presently providing due diligence materials to a potential new lender for the Company's activities.

The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, and entities controlled by Mr. Wilson which total in principal $741,517 as of July 31, 2003. These funds have been used to initiate the Company's oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At July 31, 2003, the Company had current assets of $84,392 and current liabilities of $2,114,280, which resulted in negative working capital of $2,029,888. The negative working capital position is comprised of accounts payable of $179,974, notes payable to shareholders and related parties totaling $741,517, accrued salaries and expenses totaling $501,389 and third party notes payable of $691,400. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining or oil and natural gas activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2003. The previously discussed transactions regarding equity infusions, if successful, will provide the Company with sufficient funds to pursue its mining and oil and natural gas ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell or abandon certain of its assets to meet its obligations.

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

Inflation and Prices

The Company's revenues and the value of its mining and oil and natural gas properties have been and will be affected by changes in copper and gold prices and the prices for crude oil and natural gas. The Company's ability to obtain additional capital on attractive terms is also substantially dependent on the price of these commodities. Prices for these commodities are subject to significant fluctuations that are beyond the Company's ability to control or predict.

Item 8. Financial Statements and Supplementary Data.

            Audited Financial Statements of Imperial Petroleum, Inc.

Independent Auditor's
Report.....................................................................F-1

Consolidated Balance Sheets as of July 31, 2003 and
2002.......................................................................F-2

Consolidated Statements of Operations for the years
  ended July 31, 2003, 2002 and
2001.......................................................................F-3

Consolidated Statements of Stockholder's Equity for the
years Ended July 31, 2003, 2002 and
2001.......................................................................F-4

Consolidated Statements of Cash flows for the years
ended July 31, 2003, 2002 and
2001.......................................................................F-5

Notes to Consolidated Financial Statements.................................F-7
through....................................................................F-22

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

       Name           Age                                  Position
       ----           ---                                  --------
Jeffrey T. Wilson     50         Director, Chairman of the Board,
                                 President and Chief Executive Officer

Annalee C. Wilson     46         Director

Aaron M. Wilson       24         Director

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

Item 11. Executive Compensation.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company's Chairman of the Board, President and Chief Executive
Officer and (2) other compensation paid to officers and directors of the Company. Except as provided in the table below, during the three fiscal years ended July 31, 2003, 2002 and 2001 (i) no restricted stock awards were granted,
(ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

The Company began accruing salary due to Jeffrey T. Wilson in January 1994. To date no actual salary payments have been made to Mr. Wilson although during 2003, Mr. Wilson agreed to accept 1.0 million warrants exercisable at $0.25 per share in exchange for the retirement of $808,508 in accrued salaries.

                           SUMMARY COMPENSATION TABLE

                                                       Long Term Awards
                       Annual Compensation                  Warrants
                       -------------------                  --------

Name and Principal
Position               Year       Salary        Bonus       # shares

Jeffrey T. Wilson      2003       $ 125,000     -----        --------
                       2002       $ 125,000     -----         200,000
                       2001       $ 125,000     -----        --------

Annalee C. Wilson      2002         -------     -----        --------
                       2001         -------     -----        --------
                       2000         -------     -----        --------

Aaron M. Wilson        2002         -------     -----        --------
                       2001         -------     -----        --------
                       2000         -------     -----        --------

None of the executive officers listed received perquisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officers. Annalee C. Wilson Aaron M. Wilson were not directors of the Company during fiscal 2003, and neither received any compensation from the Company during that period.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of July 31, 2003, the Company has 30,948,103 issued and outstanding shares of common stock. The following table sets forth, as of July 31, 2003, the number and percentage of shares of common stock of the Company owned beneficially by
(I) each director of the Company,  (ii) each  executive  officer of the Company,
(iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company's common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31,2003, the Company had approximately 636 holders of common stock of record.



                                 Number of Shares
Name of Beneficial Owner         Beneficially Owned             Percent
of Class

Jeffrey T. Wilson (1)                 5,591,766                   18.1%

Annalee C. Wilson(2)                  1,437,711                    4.6%

Aaron M. Wilson (3)                     119,834                    0.3%

All officers and directors as a
Group (3  people) at 7/31/2002        7,149,311                   23.1%


HN Corporation(4)                     1,271,555                    4.1%

James M. Clements(5)                  1,600,000                    5.1%

Estate of Luther Henderson(6)         2,266,457                   11.7%

Taghmen Ventures Ltd                  2,650,000                    8.5%

Total officers, directors and
5% shareholders                      13,665,768                   44.2%


(1) The mailing address of Mr. Wilson is 11600 German Pines, Evansville, IN 47725. Includes 589,584 shares held jointly with Mrs. Wilson; includes 423,428 shares owned by HN Corporation in which Mr. Wilson owns 33.3%. Does not include 50,000 shares held in Trust by Old National Bank for Mr. Wilson's children.

(2) The mailing address of Mrs. Wilson is 800 N. Green River Road, Evansville, IN 47715. Includes 589,584 shares held jointly with Mr. Wilson; includes 848,127 shares owned by HN Corporation in which Mrs. Wilson owns 66.7%. Does not include 50,000 shares held in Trust by Old national Bank for Mrs. Wilson's children.

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

(5) Mr. Clements' mailing address is 5972 Arboles St, San Diego, CA 92120

(6) The Executor of Mr. Henderson's Estate is Mr. Ajit Jhangiani. The address is 5608 Malvey, Suite 104, Fort Worth, TX 76107.

(7) The address of Taghmen Ventures Ltd. is EFG House, St Julian's Avenue, St Peter Port Guernsey

Item 13. Certain Relationships and Related Transactions.

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $631,044 in principal as of July 31, 2003.

HN Corporation, a private retail company owned by Mr. Wilson and his wife, has made unsecured loans to the Company which total $110,473 in principal as of July 31, 2003. Annalee Wilson serves as the President of HN Corporation and owns 66.7% of its common stock, Jeffrey T. Wilson serves as the Vice President and Secretary of HN Corporation and owns 33.3% of its stock and Aaron M. Wilson serves as a Vice President of HN Corporation.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)Financial Statements
(See Item 8. Financial Statements and Supplementary Data)

Financial Statements of Imperial Petroleum, Inc.

Reports of Independent Public Accountants; Consolidated Balance Sheets as of July 31, 2003 and 2002; Consolidated Statements of Operations for the years ended July 31, 2003, 2002, and 2001; Consolidated Statements of Stockholder Equity for the years ended July 31, 2003, 2002, and 2001; Consolidated Statements of Cash Flows for the years ended July 31, 2003, 2002, and 2001;

Notes to Consolidated Financial Statements.

Supplemental Financial Information

Schedule II - Amounts Receivable from Related Parties.
Other Schedules are omitted as they are not required.

(b)Reports on Form 8-K.

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


Date: December 17, 2003                     /s/  Jeffrey T. Wilson
                                              ----------------------
                                            Jeffrey T. Wilson ,President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                     Title                                  Date


/s/  Jeffrey T. Wilson        President and Chief Executive
----------------------        Officer (Principal Executive
Jeffrey T. Wilson             Officer) and Director            December 17, 2003

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



Date: 12/17/03    By:  /s/ Jeffrey T. Wilson,  President & CEO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the annual report of Imperial Petroleum, Inc. (the "Company") on Form l0-K for the year ended July 31, 2003, Jeffrey T. Wilson hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES - OXLEY Act of 2002, that to the best of his knowledge:

1. The annual report fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: 12/17/03    By:  /s/ Jeffrey T. Wilson,  President & CEO

                        Consolidated Financial Statements





                    IMPERIAL PETROLEUM, INC. and SUBSIDIARIES


                             July 31, 2003 and 2002

                            IMPERIAL PETROLEUM, INC.

                                       and

                                  SUBSIDIARIES


                                  CONSOLIDATED

                              FINANCIAL STATEMENTS

                          AS OF JULY 31, 2003 and 2002

                                       and

                               FOR THE YEARS ENDED

                             July 31, 2003 and 2002


                          INDEPENDENT AUDITOR'S REPORT

                                       and

                            SUPPLEMENTAL INFORMATION
                                   (UNAUDITED)

                            IMPERIAL PETROLEUM, INC.

                             July 31, 2003 and 2002




                          T A B L E O F C O N T E N T S


                                                                     Page

Independent Auditor's Report

Consolidated Financial Statements:

  Consolidated Balance Sheets                                           2

  Consolidated Statements of Operations                                 3

  Consolidated Statements of Stockholders' Equity                       4

  Consolidated Statements of Cash Flows                               5-6

  Notes to Consolidated Financial Statements                         7-30

Supplemental Information (Unaudited)                                31-33

                         INDEPENDENT AUDITOR'S REPORT




Board of Directors
Imperial Petroleum, Inc.
Evansville, Indiana


We have audited the accompanying consolidated balance sheets of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 2003 and 2002 and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended July 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying supplementary information on pages 31-33 is not a required part of the basis financial statements but is supplementary information required by accounting principles generally accepted in the United States of America. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.






BRISCOE, BURKE & GRIGSBY LLP

Certified Public Accountants



December 20, 2003
Tulsa, Oklahoma

(A Development Stage Company)
Consolidated Balance Sheets
July 31, 2003 and 2002



ASSETS
                                                                LIABILITIES and STOCKHOLDERS' EQUITY         2003          2002
 Current assets:                                                Current liabilities:
  Cash                               $       -   $    2,869     Accountspayable                            179,974        92,263
  Accrued interest receivable                -       45,755             Accrued expenses (Note 17)         501,389     1,083,008
  Prepaids                              84,392            -         Notes payable (Note 6)                 691,400        80,000
                                                                Notes payable - related parties
Total current assets                    84,392       48,624     (Note 7)                                   741,517       765,817

                                                                Total current liabilities                2,114,280     2,021,088

Property, plant and equipment                                   Noncurrent liabilities:
(Notes 1, 2, and 4):                                            Unearned revenue - noncurrent
Mining claims, options and development                          (Note 16)                                        -       304,359
  costs less impairment                 41,760       41,760     Deferred income taxes (Note 5)                   -             -
 Oil and gas properties (full cost
 method)                             1,389,067                  Total noncurrent liabilities                     -       304,359
 Equipment                                   -        1,107
 Acquisition in progress               980,211        4,000     Minority interest (Note 1)                 353,520             -
 (Note 13)
                                     2,411,038       46,867     Stockholders' equity
                                                                Common stock of $.006 par value,
 Less: accumulated depr                      -        1,107     authorized 50,000,000 shares;
                                                                30,948,103 issued in 2003 and
Net property, plant                  2,411,038       45,760     39,363,946 shares in 2002                  185,689       236,184
and equipment                                                   Paid-in capital                          6,972,581     6,247,583
                                                                Deficit accumulated before the
                                                                development stage                          (89,525)      (89,525)
                                                                Deficit accumulated during the
                                                                development stage                       (6,293,507)   (5,981,295)
                                                                Treasury stock, at cost
                                                                (1,368,957 shares in 2003 and
Other assets:                                                   21,368,957 shares in 2002)                (707,304)   (2,243,304)
(2,243,304)
 Notes receivable - related parties
 (Note 3)                                    -      192,408     Total stockholders' equity (deficit)        67,934    (1,830,357)
 Investments - Warrior Resources
 (Notes 2 and 11)                       40,304      208,298     Commitments and contingencies
                                                                (Note 9)                                         -             -
     Total other assets                 40,304      400,706      TOTAL LIABILITIES and
                                                                 STOCKHOLDERS'
TOTAL ASSETS                      $  2,535,734 $    495,090      EQUITY(DEFICIT)                      $  2,535,734  $    495,090
                                  ============ ============

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended July 31, 2003 and 2002

                                                                 Cumulative
                                           2003        2002      from Inception
Operating Income:
  Oil and gas and mining               $      -  $        -      $    924,687
  Management fee and other               94,000           -           310,733

   Total operating income                94,000           -         1,235,420

Operating expenses:
  Cost of goods sold                          -           -           110,529
  Lease operating expense                     -           -           765,092
  Research and development                    -           -             7,407
  Impairment loss (Note 11)             168,367     388,844         4,178,363
  General and administrative expenses   942,927     466,875         4,676,111
  Merger expenses                       231,027           -           231,027
  Depreciation, depletion
    and amortization (Note 2)                 -           -           265,310
                                       --------   ---------     -------------

    Total operating expenses          1,342,321     855,719        10,233,839
                                      ---------   ---------     -------------
Loss from operations                 (1,248,321)   (855,719)       (8,998,419)
Other income and (expense):
  Interest expense                      (80,292)    (78,788)         (956,168)
  Interest income                             -      25,433           101,220
  Other income                            7,016      88,832           693,714
  Gain (loss) on sale of assets
    (Note 15)                                 -           -           878,048
  Net loss before income taxes       (1,321,597)   (820,242)       (8,281,605)
                                     -----------   ---------      ------------

Provision for income taxes: (Note 5)
Current                                       -           -                 -
Deferred                                      -           -           203,502
                                     -----------   ---------      ------------
Total benefit from income taxes               -           -                 -
                                     -----------   ---------      ------------
Net loss before extraordinary item   (1,321,597)   (820,242)       (8,078,103)

Extraordinary item (Note 15)          1,009,385           -         1,784,596
                                     -----------   ---------       -----------

Net loss                            $  (312,212) $ (820,242)     $ (6,293,507)
                                    ============ ===========     =============

Loss per share (Note 2)            $       (.01)  $    (.05)

Weighted average shares outstanding  24,777,057  16,598,593


The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

For the Years Ended July 31, 2003 and 2002



                                                         Common Stock
                                                 ------------------------------      Additional                  Total
                                                              Par       Paid-In      Retained      Treasury    Stockholders
                                                 Shares      Value      Capital      Deficit       Stock       Equity(Deficit)

Balances restated, at July 31, 2001          13,925,276     83,552     4,069,776    (5,250,578)    (579,804)      (1,677,054)

Investments in Warrior Resources              2,948,457     17,691       359,712             -            -          377,403
Stock issued for payment of fees              1,436,722      8,620       233,933             -            -          242,553
Stock issued to pay off interest
and   debt   (Note   6)                       1,053,491       6,321       97,175             -            -          103,496
Stock held pending financing                 20,000,000     120,000    1,416,000             -   (1,536,000)               -
Default on subscribed stock                           -           -       70,987      (127,500)     (56,513)               -
Net loss for the period                               -           -            -      (820,242)           -         (820,242)
                                           ------------  ----------  -----------    -----------  -----------      -----------
Balances at July 31, 2002                    39,363,946     236,184    6,247,583    (6,070,820)  (2,243,304)      (1,830,357)
                                           ------------  ----------  -----------    -----------  -----------      -----------

Stock issued in acquisitions                  6,567,130      39,401    1,297,280              -           -        1,336,681
Stock issued for payment of fees              3,172,000      19,032      575,458              -           -          594,490
Stock issued to pay off interest
  and debt (Note 6)                           1,845,027      11,072      268,260              -           -          279,332
Stock returned from failed financing        (20,000,000)   (120,000)  (1,416,000)             -   1,536,000                -
Net loss for the period       -                -                -                      (312,212)                    (312,212)
                                            ------------   ---------  -----------    -----------  ----------       ----------
Balances at July 31, 2003                    30,948,103  $  185,689  $ 6,972,581   $ (6,383,032) $ (707,304)    $     67,934
                                            ===========     =======    =========      =========    ========           ======







The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2003 and 2002


                                                                  Cumulative
                                            2003       2002       from Inception
                                            ----       ----       --------------

Cash flows from operating activities:
  Net loss                               (312,212) $ (820,242)    $  (6,293,507)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Depreciation, depletion and
      amortization                              -           -           265,310
    Expenses paid with common stock       764,696     242,554         2,928,248
    Loss (Gain) on sale and disposal
      of assets                                 -           -          (878,048)
    Gains on extinguishment of debt    (1,009,385)          -        (1,784,596)
    Write-offs and impairments            172,367     329,417         4,178,363
    (Increase) Decrease in accounts
      receivable - other
    (Increase) Decrease in accrued
      interest receivable                       -     (25,435)                -
    (Increase) Decrease in notes
      receivable - related party           28,194           -                 -
    (Increase) Decrease in notes
      receivable -other                         -      10,353                 -
    (Increase) Decrease in other assets

    Increase (Decrease) in accounts
      payable                              30,000      (9,542)                -
    Increase (Decrease) in a
      accrued expenses                    189,791     195,190           978,369
    Increase (Decrease) in
      unearned revenue                          -           -                 -


Net cash used for operating activities   (136,549)    (77,705)         (605,816)
                                         ---------    --------         ---------

Cash flows from investing activities:
(Purchases) Sales of assets               (42,020)          -           605,861
                                         ---------    --------         --------
Net cash used for investing activities   $(42,020)     $    -      $    605,861
                                         =========     ========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2003 and 2002

                                                                  Cumulative
                                            2003          2002    from Inception
                                            ----          ----    --------------
Cash flows from financing activities:
  Increase (Decrease) in notes payable  $ 200,000       $    -      $         -
  Increase (Decrease) in notes payable     -
    related      parties                  (24,300)      79,500                -

    Net cash provided by financing
      activities                          175,700       79,500                -


    Net increase (decrease) in cash
      and cash equivalents                 (2,869)       1,795                -

Cash and cash equivalents at beginning
  of year                                   2,869        1,074                -
                                        ---------     --------      ------------

   Cash and cash equivalents at
     end of year                         $      -      $ 2,869       $        -
                                        =========     ========      ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for
    Interest                             $      -      $     -       $        -
    Income taxes                                -            -                -

Supplemental schedule of non cash
  investing and financing activities:
    Stock issued for fixed assets      $1,287,790            -    See Footnote 1
    Stock issued for services
      and interest                        764,696      242,554
    Stock issued for investment                 -      377,403
  Impairments and write-offs              172,367      329,417
  Stock issued to extinguish debt       1,009.385      103,496
                                        ---------    ---------

     Total                             $3,234,238   $1,052,870
                                       ==========   ==========


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

     The Company is involved in acquisitions with several entities to acquire oil and gas properties through its parent company Imperial Petroleum, Inc.

     During 2003, the Company acquired a 55% interest in Powder River Basin Gas Corp. The Powder River Basin Gas Corp. was incorporated under the laws of Colorado on August 27, 1999 as Celebrity Sports Network, Inc. The principal activities since inception have been organizational matters and obtaining financing. The Company was formed in an effort to broaden the scope of public appearances available to current and former professional athletes. The Company, however, changed their operations in 2001 through a reverse acquisition with Powder River Basin Gas Corp., an oil and gas company.

     Powder River Basin Gas Corp. (PRBG) was incorporated in the state of Colorado on June 13, 2001. The Company is engaged in the business of assembling and managing a portfolio of undeveloped acreage in the Powder River basin coal bed methane (CBM) play in Sheridan County, Wyoming. This acreage is located in a proven geological setting and near operators such as Western Gas Resources, Barrett Resources, Phillips Petroleum, J.M. Huber and others. The Company has leasehold interests in 8,096.83 net acres. Two wells have been drilled on one lease and eleven additional wells have been spudded.

     Pursuant to a reverse acquisition and reorganization agreement, PRBG was acquired by Celebrity Sports on September 5, 2001. At the time of the acquisition, the Company changed its name to Powder River Basin Gas Corp. The Company issued 9,000,000 shares of common stock for all the issued and outstanding stock of PRBG; thus, making PRBG a wholly-owned subsidiary of the Company.

     The Company issued 9,000,000 shares of common stock for the receipt of 9,000,000 shares of PRBG, therefore, an adjustment to the shares outstanding was necessary to reflect the other shareholders of the Company at the time of acquisition. No goodwill was recorded in the acquisition, and the purchase method of accounting was used in recording the business combination. -7-

                            IMPERIAL PETROLEUM, INC.

                         (A Development Stage Company)

                   Notes to Consolidated Financial Statements

1.   ORGANIZATION AND BUSINESS COMBINATION (continued)


     Financial Condition

     The Company's financial statements for the year ended July 31, 2003 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $312,212 and $820,242 for the years ended July 31, 2003 and 2002, respectively, and as of July 31, 2003 has an accumulated deficit of $6,383,032.

     Management Plans to Continue As A Going Concern

     The Company believes that it will require outside capital to continue as a going concern. In that regard, the Company retained Jeffries & Company, an investment banking firm with expertise in oil and natural gas transactions, to assist the Company in securing financing for its acquisition of the assets and liabilities of Warrior Resources, Inc.; Hillside Oil & Gas LLC and certain assets of Renovared Energy Resources, Inc. As a result, the Company has received an indicative term sheet from Hybridge/Zwirn Capital Management LLC to provide a reserve-based lending facility to the Company of up to $18.0 million to complete these acquisitions and to provide development capital for the assets acquired. The Company is continuing to provide Hybridge with its requested due diligence in an effort to close the transaction.

     The Company controls the operations of Warrior Resources, Inc. and acquired control of Powder River Basin Gas Corp in May 2003. As a result of each of these acquisitions, the Company receives management fees in an amount of $15,000 per month which, if continued to be available, will adequately pay for the Company's current overhead expense. The Company expects to complete a transaction involving the change of control of Powder River in which the Company will receive an interest in the Powder River Basin properties located in Wyoming.

     Management continues to pursue other acquisitions and merger opportunities.

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

     Acquisition of Powder River Basin Gas Corporation

     Pursuant to a Stock Exchange Agreement dated May 5, 2003 (the "Stock Exchange Agreement") between Imperial Petroleum, Inc. and the Powder River Basin Gas Corporation ("Powder River"), the Powder River stockholders agreed to exchange (the "Powder River Exchange Transaction") an aggregate of 25,385,000 shares of the common stock of Powder River, representing 55% of the issued and outstanding common stock of Powder River, for a total of 2,400,000 restricted and 250,000 un-restricted free trading shares of the Company's common stock representing approximately 10% of the Company's resulting issued and outstanding common stock. The business combination was accounted for using the purchase method of accounting. As a result, Powder River has become a consolidated subsidiary of the Company. The results of Powder River's operations have been included in the consolidated financial statements since that date.

                           IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (continued)

     Powder River Basin Gas Corp is an oil and gas exploration company that is engaged in the evaluation and development of coal bed methane reserves as well as shallow oil reserves within the Powder River Basin in the State of Wyoming. The Company hoped to develop these properties but subsequently changed its objective with respect to these holdings. Subsequent to year-end the Company reached an agreement to sell most of its interest in Powder River.

     The purchase was valued at $540,000 based on the average trading value of Imperial Petroleum's issuance of 2,650,000 shares of common stock at acquisition which resulted in its 55% stake in Powder River Basin Gas Corp.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


                                 At May 16, 2003

      Current assets                          $         2,555
      Property, plant and equipment                 1,284,251
                                                -------------

          Total assets acquired                     1,286,806

      Current liabilities                             499,518
      Long-term debt                                        -
                                          -------------------

          Total liabilities assumed                   499,518

          Net assets acquired                   $     787,288
                                                =============

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (continued)

     Proforma Information


     The following financial information is presented as if the companies had been combined for the periods presented:

                                                       12 Months
                                                     July 31, 2003

      Revenues                                        $    109,000

      Operating expenses:
           Impairments                                     536,490
           General and administrative                    1,681,206
           Merger expenses                                 231,027
                                                      ------------

          Total operating expenses                       2,448,723

      Other income (expense):
           Interest expense                               (105,424)
           Other income                                      7,016
                                                      ------------

          Total other income (expense)                     (98,408)

      Provision for income taxes                                 -
                                                      ------------

      Extraordinary gains on extinguishment              1,009,385
                                                      ------------

          Net loss                                    $ (1,428,746)
                                                      ============

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (continued)

     Development Stage Companies

     The Company became a development stage company when in 1993 it acquired Ridgepointe Mining Company and focused its efforts toward mining, eventually divesting its oil and gas properties. Currently the company is pursuing its re-entry into the oil and gas industry and thus remains a development stage company until it completes its acquisitions and major activities commence.

     A summary of stock changes in the stockholders' equity from inception to July 31, 2001 (see statement of stockholder's equity for subsequent activity) is as follows:

                                                          Common Stock
                                                      Shares        Amount

      Balances at July 31, 1993                     12,560,730  $  1,531,438

      Reverse acquisition of
        Imperial Petroleum, Inc.                     8,117.111       259,198
      Acquisition of Premier Operating Company         749,000       276,420
      Stock issued for mining properties             1,000,000        88,743
                                                  ------------  ------------

        Balances at July 31, 1994                   22,426,841     2,155,799
                                                  ------------  ------------

      Stock issued for services                        100,000        17,188
      Stock issued for mining properties
        and equipment                                1,500,000       257,812

        Balances at July 31, 1995                   24,026,841     2,430,799
                                                  ------------  ------------

      Stock issued for services                        500,000        15,000
      Stock issued for mining properties
        and equipment                                1,900,000        57,000
      Stock issued for investment                    5,000,000        42,188
                                                  ------------ -------------

        Balances at July 31, 1996                   31,426,841 $   2,544,987
                                                  ------------  -------------

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (continued)

                                                          Common Stock
                                                      Shares        Amount

      Balances at July 31, 1996                     31,426,841  $  2,544,987

      Reverse split                                (26,188,677)            -
      Stock issued for mining properties
        and equipment                                   45,000        15,270
                                                  ------------  ------------

        Balances at July 31, 1997                    5,283,164     2,560,257
                                                  ------------  ------------

      Stock issued for services                        173,575        88,090
      Stock issued for mining properties
        and equipment                                  860,000       787,500
      Stock issued to pay off debt                     153,062       101,992
                                                   -----------  ------------

        Balances at July 31, 1998                    6,469,801     3,537,839
                                                  ------------  ------------

      Treasury stock issued in contemplation         1,500,000             -
      Stock issued for services                      1,036,163       169,154
      Stock issued for equity securities             1,972,266       394,454
      Stock issued to pay off debt                     550,000       106,800
                                                  ------------  ------------

        Balances at July 31, 1999                   11,528,230  $  4,208,247
                                                  ------------  ------------

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND BUSINESS COMBINATION (continued)

                                                   Common Stock
                                                      Shares        Amount

      Balances at July 31, 1999                     11,528,230  $  4,208,247

      Stock cancelled                                 (650,000)            -
      Stock subscribed                                 716,666       127,500
      Stock issued to pay off interest and debt        909,269        90,926
                                                  ------------  ------------

        Balances at July 31, 2000                   12,504,165     4,426,673
                                                  ------------  ------------

      Stock issued for payment of fees                 500,000        40,000
      Stock issued to pay off interest and debt        921,111        74,284
                                                  ------------  ------------

        Balances at July 31, 2001                   13,925,276  $  4,540,957
                                                  ============  ============

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The July 31, 2003 and 2002 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., and Imperial Environmental Company(formerly Phoenix Metals, Inc.)and its proportionate share of the assets, liabilities, revenues and expenses of Powder River Basin Gas Corporation, for which the company is the majority owner. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates

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

     Bad Debts

     Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts is included in the financial statements. Amounts determined as uncollectible are not significant to the overall presentation of the financial statements. During 2003 and 2002 the Company charged off $120,364 and $27,167, respectively.

     Financial Instruments

     The Company values its financial instruments as required by FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments. The fair value of current assets and current liabilities approximate their reported carrying amounts as of July 31, 2003.

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

     Management Fees

     The Company receives a $10,000 per month management fee from Warrior Resources, Inc. Warrior Resources, Inc. is under common control and the Company is involved in an as yet to close acquisition of Warrior's oil & gas properties as of July 31, 2003. During 2003, the Company has earned $94,000 in management fees.

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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Revenue Recognition

     The Company's consolidated financial statements are prepared using the accrual method of accounting.

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

     Oil and Gas Properties

     The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

     In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

                              IMPERIAL PETROLEUM, INC.

                            (A Development Stage Company)

                     Notes to Consolidated Financial Statements

2.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     Oil and Gas Properties (continued)

     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

     Long-Lived Assets

     Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of its carrying amount of fair value less cost to sell.

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

     Reclassification

     Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

2.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     Newly Issued Pronouncements

     In  July  2001,  the  Financial   Accounting  Standards  Board  issued  two
     statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets.


Statement  141:  Eliminates  the  pooling  method for  accounting  for  business combinations.

                 Requires that intangible assets that meet certain criteria be reported separately from goodwill.

                 Requires   negative   goodwill   arising   from  a  business
                 combination to be recorded as an extraordinary gain.

Statement 142:   Eliminates the amortization  of goodwill and other  intangibles that are determined to have an indefinite life.

                 Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

                 Upon adoption of these Statements, the Company is required to:

                    Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

                    Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

                    Write-off any remaining negative goodwill.

     The Company completed its assessment of the effects of these new pronouncements on its financial statements and believes the effects to be immaterial. The standards were implemented by the Company in its July 31, 2003 consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


3.   NOTES RECEIVABLE - RELATED PARTIES

     Notes receivable from related parties was comprised of the following:

                                                     2003          2002
                                                 ------------  ------------
      Warrior Resources (formerly Comanche
        Energy) - 9% demand note                 $          -  $    110,795
      AQ Technologies - 9% demand note                      -        81,613
                                                 ------------  ------------

        Total                                     $         -  $    192,408
                                                  ===========  ============

     The Company owns 33% of Warrior Resources and has control with Jeffrey Wilson as its CEO. During 2003 the monies advanced to Warrior have been combined into its acquisition in progress of Warrior's oil and gas properties. The Company's CEO has guaranteed the note receivable from AQ Technologies (See Note 9) and during 2003 the Company wrote-off the funds advanced under this guarantee.


4.   PROPERTY, PLANT and EQUIPMENT

     The Company's mining fixed assets consist of the following:

                                                  2003          2002
                                              ------------  ------------

       Oil and gas properties                 $  1,389,067  $          -
       Mining claims                                74,800        74,800
       Equipment                                         -         1,107
       Mine development costs                       32,634        32,634
       Acquisitions in progress                    980,211         4,000
       Impairment reserve                          (65,674)      (65,674)
                                              ------------  ------------

          Total                               $  2,411,038  $     46,867
                                              ============  ============

     The Company has not completed or updated the necessary reserve studies of its mining claims to determine the metal content of the reserves and the related future production costs which affect the recoverability of the capitalized costs. In addition, the Company's going concern problem, lack of capital and other factors led management to recognize an impairment reserve to reduce the carrying value to management's estimate of the amount recoverable upon ultimate disposition. The Company intends to continue to hold and use the impaired assets.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

4.   PROPERTY, PLANT and EQUIPMENT (continued)

     The Company accounts for its oil and gas properties under the full cost method. The companies capitalized costs for oil and gas properties result from its 2003 acquisitions of Powder River Basin Gas Corp. and an interest in the Bovina field in Warren County, Mississippi. Due to the stage of development of the Powder River Basin Gas Corp. properties the Company does not have current reserve studies. Subsequent to year-end the Company has entered into an agreement to sell its controlling interest in Powder River Valley Basin to another party.

     The Company has $1,284,251 and $104,816 in acquisition costs related to the Powder River Basin Gas Corp. and Bovina field acquisitions respectively at July 31, 2003. See the supplemental information for information relating to oil and gas producing activities.

5.   INCOME TAXES

     Provisions for income taxes are as follows:
                                                   2003          2002
                                               ------------  ------------
                                                      (in thousands)
      Current:
        Federal                                $          -  $          -
        State                                             -             -
                                               ------------  ------------

                                               $          -  $          -
                                               ============  ============
      Deferred:
        Federal                                $          -  $          -
        State                                             -             -
                                               ------------  ------------

                                               $          -  $          -
                                               ============  ============

     Income taxes differed from the amounts computed by applying the U.S. federal tax rate as a result of the following:

                                                   2003          2002
                                               ------------  ------------
                                                      (in thousands)
      Computed "expected" tax expense
        (benefit)                              $       (106) $       (279)
      State income taxes net of federal
        benefit                                           -             -
      Increase(Decrease) in valuation
        allowance for deferred tax assets               106           279
      Other                                               -             -
                                               ------------  ------------

        Actual income tax expense              $          -  $          -
                                               ============  ============
                                     -21-

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


5.   INCOME TAXES (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                      2003          2002
                                                  ------------  ------------
                                                        (in thousands)
      Deferred tax liabilities:
        Property, plant and equipment             $          -  $          -
        Other                                                -             -
                                                  ------------  ------------

          Total deferred tax liabilities                     -             -
                                                  ------------  ------------

      Deferred tax assets:
        Property, plant and equipment                        -             -
        Unrealized loss on securities                      707           649
        Net operating losses                             1,463         1,415
        Other                                                -             -
                                                  ------------  ------------

          Total deferred tax assets                      2,170         2,064
                                                  ------------  ------------

          Valuation allowance                           (2,170)       (2,064)
                                                   ------------  ------------

          Net deferred tax assets                            -             -
                                                   ------------  ------------

          Net deferred tax asset (liability)       $          -  $          -
                                                   ============  ============

     A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

     The Company has net operating loss (NOL) carryforwards to offset its earnings of approximately $3,144,000. If not previously utilized, the net operating losses will expire in varying amounts from 2014 to 2023.

     Due to recurring losses and a lack of funding the Company has not been filing its tax returns. Provisions for current and deferred taxes are estimated using known facts. Any differences from actual are outside of the scope of our examination.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

6.   NOTES PAYABLE
                                                     2003          2002
                                                 ------------  ------------
      Gary S. Williky, promissory note,
            dated November 24, 1997, principal
            due on demand plus interest
            at 9.0%                               $     40,000  $     40,000

      Thomas J. Patrick, promissory note,
            dated December 18, 1997, principal
            due on demand plus interest
            at 9.0%                                     40,000        40,000

      Note payable to individuals, currently
            due, including interest at 8%              200,000             -

      Note payable to a company, due in total
            January 2002, including interest at 10%     86,400             -

      Note payable to an individual, due in total
            January 2003, including interest at 12%     25,000             -

      Note payable to an individual, due in total
            in May 2003                                 40,000             -

      Convertible debenture to a company, due
      in total by conversion of stock, including
      interest at 6%                                   260,000             -
                                                  ------------  ------------

          Total                                        691,400        80,000

      Less:  current portion                           691,400        80,000
                                                  ------------  ------------

      Long-term notes payable                     $          -  $          -
                                                  ============  ============

     During the year, the Company issued its restricted common stock to extend due dates and partially satisfy principal and accrued interest. However, the notes payable are currently in default. The Company is currently negotiating with the parties to extend or renew notes payable.

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


7.   NOTES PAYABLE - RELATED PARTY


                                                       2003          2002
                                                  ------------  ------------

      H. N. Corporation - 9.0% demand note        $    110,473  $    124,723
      Officer - 10.0% demand note                      111,845       111,845
      Officer -  7.5% demand note                       72,850        82,900
      Officer -  9.0% demand note                      446,349       446,349
                                                  ------------  ------------

                                                 $    741,517  $    765,817
                                                 ============  ============

     During the year, the Company issued 1,236,309 shares of its common stock to extend due dates of related party notes.

  8. RELATED PARTY TRANSACTIONS

     The Company has entered into transactions with its chief executive officer, Jeffrey T. Wilson and a Company owned and controlled by Mr. Wilson, H.N. Corporation. For 2003 and 2002 the Company has accrued an annual salary of $109,500 and $118,500, respectively, for Mr.Wilson. The Company, from time to time, has also entered into loans with its directors, stockholders and related companies (See Notes 3 and 7).

     During  2003,  the Company  issued  stock  valued at $683,745  and advanced
     $14,000  in  payments  of  obligations  of  Warrior  Resources,   Inc.,  an
     affiliate, pursuant to an acquisition of its oil and gas properties.

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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

  9. LITIGATION, COMMITMENTS AND CONTINGENCIES (continued)

     Commitments (See Note 16)

     The Company's Chief Executive Officer is a guarantor of a note payable of AQ Technologies. The approximate amount of this guarantee at July 31, 2003 is $65,000. The Company has been servicing the note due to AQ Technoligies' inability to do so. Monthly payments, including principal and interest, under this note are $2,521. During 2003 it was determined that the amounts previously paid under the guarantee would not be collectible and a $120,364 charge off resulted (See Note 3).

     The Company's subsidiary, Powder River Basin Gas Corp., has entered into various oil and gas leases from several land owners. Associated with the agreements, the Company is committed to various royalty agreements ranging from 15% to 25% of gross revenue production. Some of the leases also provide for a minimum royalty. As of July 31, 2003, no royalties were due.


10.  BUSINESS SEGMENTS

     The Company's operations involve mining and environmental operations. The following table sets forth information with respect to the industry segments of the Company.

                                        2003          2002
                                    ------------  ------------
      Revenues:                           (in thousands)

        Oil and gas                 $          -  $          -
        Mining                                 -             -
        Environmental                          -             -
        Other                                 94             -
                                    ------------  ------------

            Total revenues           $        94  $          -
                                    ============  ============

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


10.  BUSINESS SEGMENTS (continued)

                                                   2003          2002
                                                ------------  ------------
      Identifiable assets:                             (in thousands)

        Oil and gas                             $      2,701  $          -
        Mining                                            42            42
        Environmental                                     -             1
        Other                                           130           452
                                                ------------  ------------

                                                $      2,873  $        495
                                                ============  ============

      Depreciation and depletion:
        Oil and gas                             $          -  $          -
        Mining                                             -             -
        Environmental                                      -             -
                                                ------------  ------------

                                                $          -  $          -
                                                ============  ============


11.  INVESTMENTS IN WARRIOR RESOURCES, INC.

     During 1999 the Company acquired a stake in Warrior Resources, Inc. which was recorded as an investment under the cost method. Through an exchange transaction in 2002 the Company now has a 32% interest (33,586,473 shares with an undiscounted trading value of $69,805), exceeded the 20% ownership threshold and has the ability to significantly influence the investee, requiring a change to the equity method of accounting.

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

                            IMPERIAL PETROLEUM, INC.

                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements


11.  INVESTMENTS IN WARRIOR RESOURCES, INC. (continued)

     Warrior Resources common stock is traded publicly on over-the-counter markets. Recurring losses and management representations of the investee provide evidence of impairment of this equity investment. Therefore, the impairment allowance required for equity investments under APB Opinion 18 yields a result which reduces the carrying amount of the equity investment to the lower market value as per quoted market prices (currently $.002) discounted for large block and lack of marketability discounts as applicable. Thus the carrying value is unchanged from that when carried using the cost method of accounting for the investment but the results of operations are restated to reflect the change in the carrying value of the investment. The investment presentation has been changed to reflect the change from the cost method to the equity method. An impairment loss of $168,367 and $388,844 were recognized in 2003 and 2002, respectively. The carrying amount of the investment is as follows:


                                                    July 31,      July 31,
                                                      2003          2002
                                                  ------------  ------------

            Equity in investee net assets         $  2,118,951  $  2,118,579
            Impairment allowance                     2,078,647     1,910,280
                                                  ------------  ------------

               Net carrying amount                $     40,304  $    208,299
                                                  ============  ============

          Condensed selected financial data of Warrior Resources (unaudited) is as follows:

                                                    July 31,      July 31,
                                                      2003          2002
                                                  ------------  ------------

            Assets                                $ 28,982,195  $ 34,404,629
            Liabilities                              5,150,616     5,258,950
                                                  ------------  ------------

               Net assets                         $ 23,831,579  $ 29,145,679
                                                  ============  ============

               Net income (loss)                  $ (5,314,100) $ (5,048,842)
                                                  ============  ============

                              IMPERIAL PETROLEUM, INC.

                           (A Development Stage Company)

                     Notes to Consolidated Financial Statements


12.  WARRANTS

     The Company has the following warrants outstanding:

                     200,000 @ $.25, expiring 11/03/04
                  1,000,000 @ $.25, expiring   6/26/08

     During 2003, the Company issued 1,000,000 warrants to its CEO, Jeffrey T. Wilson, in settlement of accrued but unpaid compensation through July, 31, 2002 in the amount of $808,508. This transaction resulted in a gain on extinguishment of debt of $808,508.


13.  ACQUISITIONS IN PROGRESS

     The  Company  is  currently  involved  in the  acquisition  of oil  and gas properties from Warrior Resources, Inc., Hillside Oil and Gas LLC, and Renovared Energy Resources, Inc. The Company has properly executed agreements to acquire oil and gas properties in the United States. Costs incurred pursuant to those acquisitions are $790,211, $160,000 and $30,000 respectively.

     The  Company is  currently  in the  process  in working  with its lender to
     consolidate,   finance  and  close  these  acquisitions   pursuant  to  the
     agreements in place.


14.  LEASE OBLIGATIONS

     During 2002 the Company had a noncancelable operating lease agreement for office space. Total rental expense was $0 and $7,953 in 2003 and 2002, respectively. Currently, the Company offices in Mr. Wilson's home.

                              IMPERIAL PETROLEUM, INC.

                           (A Development Stage Company)

                     Notes to Consolidated Financial Statements


15.  GAIN ON EXTINGUISHMENT OF DEBT

     During 2003, the Company issued 608,718 shares of its common stock as settlement of the Company's default on delivery of its silica ore contracts. This transaction resulted in an extraordinary gain of $200,877.

     During 2003, the Company issued 1,000,000 warrants, exercisable at $.25, in exchange for $808,508 in accrued officer salary. This transaction resulted in an extraordinary gain of $808,508.


16.  UNEARNED REVENUE

     During 2003, the Company reached a settlement agreement to exchange 608,718 shares of its common stock in settlement of this obligation (See Note 15).


17.  ACCRUED EXPENSES

     The Company has accrued expenses as of July 31 as follows:

                                                      2003          2002
                                                  ------------  ------------

          Accrued officer salary - CEO            $    109,500  $    808,508
          Accrued interest on notes                    391,889       274,500
                                                  ------------  ------------

                                                  $    501,389  $  1,083,008
                                                  ============  ============

     During the years ended July 31, 2003 and 2002 the Company issued 1,236,309 and 1,053,491 shares, respectively, of its restricted common stock to pay accrued interest, pay for services, and extend maturities of notes payable.

                              IMPERIAL PETROLEUM, INC.

                           (A Development Stage Company)

                     Notes to Consolidated Financial Statements


18.  SUBSEQUENT EVENTS

     On October 20, 2003 the Company entered into a letter of understanding to sell 23,885,000 of its 25,385,000 shares of Powder River Basin Gas Corporation for $175,000. If completed, the sale would result in a loss of $365,000 and leave the Company with 3% ownership of the common stock of Powder River Basin Gas Corporation.

     In October of 2003, the company raised $200,000 in cash through the sale of 2,000,000 shares of its restricted common stock and the issuance of a one year warrant for 2,000,000 shares exercisable at $.12 per share.

     The Company also extinguished its $200,000 note payable related to its acquisition of Powder River Basin through the issuance of 2,000,000 shares of common stock and a one year warrant for 2,000,000 shares exercisable at $.14 per share.

     The Company has also entered into a letter of intent to sell its mining claims. The impact on final terms and resulting gain or loss are uncertain at this time.

                            SUPPLEMENTAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                           (A Development Stage Company)

                            Supplemental Information
                                   (Unaudited)

                            Year Ended July 31, 2003

Capitalized Costs Relating to Oil and Gas
Producing Activities at July 31, 2003:                        Full Cost
                                                           -------------

  Unproved oil and gas properties                           $          -
  Proved oil and gas properties                                  104,816
  Support equipment and facilities                                     -
                                                            ------------

                                                                 104,816
  Less accumulated depreciation, depletion,
    amortization, and impairment                                       -
                                                            ------------

        Net Capitalized Costs                               $    104,816
                                                            ============
Costs Incurred in Oil and Gas Producing
Activities for Year Ended July 31, 2003:

  Property acquisition costs
    Proved                                                  $    104,816
    Unproved                                                           -
  Exploration costs                                                    -
  Development costs                                                    -
  Amortization rate per equivalent barrel of production                -
                                                            ------------

                                                            $    104,816

Results of Operations for Oil and Gas Producing
Activities for the Year Ended July 31, 2003

  Oil and gas sales                                         $          -
  Production costs                                                     -
  Depreciation, depletion and amortization                             -
                                                            ------------

                                                                       -

  Income tax expense                                                   -
                                                            ------------

        Results of operations for oil and gas
          activities (excluding corporate overhead
          and financing costs)                              $          -
                                                            ============

Acquisition costs of $1,284,251 are excluded from amortization at July 31, 2003.

                            IMPERIAL PETROLEUM, INC.
                           (A Development Stage Company)

                            Supplemental Information
                                   (Unaudited)

                            Year Ended July 31, 2003


The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of cured oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expense (based on the year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




We have audited the year-end financial statements for Imperial Petroleum, Inc. ended July 31, 2003. We consent to the use of the aforementioned audit report in this registration statement.








BRISCOE, BURKE & GRIGSBY LLP





December 13, 2003

To Audit Committee of the Board of Directors of
Imperial Petroleum, Inc. and Subsidiaries


We have audited the financial statements of Imperial Petroleum, Inc. and Subsidiaries ("the Company") for the year ended July 31, 2003, and have issued our report thereon dated December 13, 2003. Professional standards require that we provide you with the following information related to our audit.

Our Responsibility under Generally Accepted Auditing Standards

As stated in our engagement letter dated July 9, 2003, our responsibility, as described by professional standards, is to plan and perform our audit to obtain reasonable, but not absolute, assurance about whether the financial statements are free of material misstatement. Because of the concept of reasonable assurance and because we did not perform a detailed examination of all transactions, there is a risk that material errors, fraud, or illegal acts, may exist and not be detected by us.

As part of our audit, we considered the internal control of the Company. Such considerations were solely for the purpose of determining our audit procedures and not to provide any assurance concerning such internal control.

Other Information in Documents Containing Audited Financial Statements

Our responsibility for other information in documents containing the Company's financial statements and report, such as an annual report, does not extend beyond the financial information identified in the report. We do not have an obligation to perform any procedures to corroborate other information contained in these documents.

Significant Accounting Policies

Management  has  the   responsibility  for  selection  and  use  of  appropriate
accounting policies. In accordance with the terms of our engagement letter, we will advise management about the appropriateness of accounting policies and their application. The significant accounting policies used by the Company are described in Note 1 to the financial statements.

We noted no transactions entered into by the Company during the year that were both significant and unusual, and of which, under professional standards, we are required to inform you, or transactions for which there is a lack of authoritative guidance or consensus.

To Audit Committee of the Board of Directors of
Imperial Petroleum, Inc. and Subsidiaries
Page 2

Accounting Estimates

Accounting estimates are an integral part of the financial statements prepared by management and are based on management's knowledge and experience about past and current events and assumptions about future events. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ significantly from those expected.

Estimates are also involved in the assignment of useful lives to premises, equipment and intangible assets. Similarly, the accumulation of fair value information for financial instruments requires significant assumptions and considerable judgment. The results of these techniques are highly sensitive to the assumption used, such as those concerning appropriate discount rates and estimates of future cash flows. Accordingly, both the estimates recorded in the financial statements and those disclosed in the notes to the financial statements are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments. The significant methods and assumptions used by the Company in estimating the fair value of financial instruments are disclosed in Note 1 to the financial statements.

We evaluated the key factors and significant assumptions used to develop these estimates in determining that they are reasonable in relation to the financial statements taken as a whole.

Significant Audit Adjustments

For purposes of this letter, professional standards define a significant audit adjustment as a proposed correction of the financial statements that, in our judgment, may not have been detected except through our auditing procedures. These adjustments may include those proposed by us but not recorded by the Company that could potentially cause future financial statements to be materially misstated, even though we have concluded that such adjustments are not material to the current financial statements. We proposed no audit adjustments that could, in our judgment, either individually or in the aggregate, have a significant effect on the Company's financial reporting process.

Disagreements with Management

For purposes of this letter, professional standards define a disagreement with management as a matter, whether or not resolved to our satisfaction, concerning a financial accounting, reporting, or auditing matter that could be significant to the financial statements or the auditor's report. We are pleased to report that no such disagreements arose during the course of our audit.

Consultations with Other Independent Accountants

In some cases, management may decide to consult with other accountants about auditing and accounting matters, similar to obtaining a "second opinion" on certain situations. If a consultation involves application of an accounting principle to the Company's financial statements or a determination of the type of auditor's opinion that may be expressed on those statements, our professional standards require the consulting accountant to communicate with us to determine that the consultant has all the relevant facts. To the best of our knowledge, there were no such consultations with other accountants during the past year.

To Audit Committee of the Board of Directors of
Imperial Petroleum, Inc. and Subsidiaries
Page 3


Issues Discussed Prior to Retention of Independent Auditors

We generally discuss a variety of matters, including the application of accounting principles and auditing standards, with management each year prior to retention as the Company's auditors. However, these discussions occurred in the normal course of our professional relationship and our responses were not a condition to our retention.

Difficulties Encountered in Performing the Audit

We encountered no significant difficulties in dealing with management in performing our audit.

This information is intended solely for the use of the Board of Directors and management of Imperial Petroleum, Inc. and Subsidiaries and should not be used for any other purpose.







                                    BRISCOE, BURKE & GRIGSBY LLP



Tulsa, Oklahoma
December 13, 2003

December 13, 2003




To the Audit Committee of
Imperial Petroleum, Inc. and Subsidiaries

We have audited the consolidated financial statements of Imperial Petroleum, Inc. and Subsidiaries (the Company) for the year ended July 31, 2003. The purpose of this letter is to satisfy our obligation under a new professional standard established by the Independence Standards Board (ISB). ISB Standard No. 1, Independence Discussions with Audit Committees, establishes new communication requirements for any auditor intending to be considered an independent accountant with respect to a specific entity within the meaning of the Securities Acts (Acts) administered by the Securities and Exchange Commission. The standard applies to audits of the financial statements of all publicly held companies and all privately held companies considering an offering of securities to the public. The required communications follow:

      We are, in our professional judgment, independent with respect to the Company within the meaning of the Acts and other professional standards.

      There are no relationships between Briscoe, Burke & Grigsby LLP and the Company and its related entities, that, in our professional judgment, may be reasonably thought to bear on independence.

      We discussed our independence with Jeff Wilson before issuance of our engagement letter dated July 9, 2003.





BRISCOE, BURKE & GRIGSBY LLP


Tulsa, Oklahoma

                         CONSENT OF INDEPENDENT AUDITOR




We consent to the incorporation by reference in the registration statement of Imperial Petroleum, Inc. (the "Company") on Form S-8, of our report dated December 13, 2003, on our audit of the consolidated financial statements of the Company as of July 31, 2003, and for each of the years ended July 31, 2003 and 2002, which report is included in the Company's Annual Report on Form 10-K.






BRISCOE, BURKE & GRIGSBY LLP

Certified Public Accountants




                  2003