Form 10-Q
period 2003-10-31
IMPERIAL PETROLEUM INC
filed 2003-12-29
CIK 355356

SECURITIES EXCHANGE COMMISSION
                       Washington D.C 20549




  (Mark One)

                                    FORM 10-Q

  XX  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended October 31, 2003

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____



On October 31, 2003, there were 34,948,103 shares of the Registrant's common stock issued and outstanding.

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period
Ended October 31, 2003

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.
                                                                           Page

Consolidated Balance Sheets as of July 31, 2003 and October 31, 2002       4-5

Consolidated Statements of Operations for the three months and
the nine months ended October 31,2003 and 2002.                              6

Consolidated Statements of Cash Flows for the three months ended             7
October 31, 2003 and 2002

Notes to Consolidated Financial Statements                                   8

Item 2.      Management's Discussion and Analysis of
            Financial Condition and Results of Operations.                  13


PART II - OTHER INFORMATION


The information called for by Item 1. Legal Proceedings, Item 2.            20
Changes in Securities, Item 3. Default Upon Senior Securities,
Item 4. Submission of Matters to a Vote of Security Holders, Item
5.    Other Information and Item 6. Exhibits and Reports on Form 8-
K have been omitted as either inapplicable or because the answer thereto is negative, except as discussed.


SIGNATURES                                                                  23

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

Part I


Financial Information

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                               (October 31, 2003)

                                                       31-Oct-03   31-Jul-03
ASSETS
Current Assets
Cash                                                  $ -12,112    $      0
Accounts Receivable                                           0           0
Notes Receivable                                          4,597           0
Prepaids                                                 84,392      84,392
Total                                                    76,877      84,392

Property, Plant and Equipment
Oil and gas property(full cost)                       1,389,067   1,389,067
Other depreciable equipment                                   0           0
Mining claims, options and development costs             41,760      41,760
Acquisition in Progress                               1,000,309     980,211
Less Accumulated Depreciation                                 0          0
Net property, plant and equipment                     2,431,136   2,411,038

Other Assets
Investment in subsidiary                                 40,304      40,304
Notes receivable                                         10,586           0
Other non-current assets                                      0           0
Total other assets                                       50,890      40,304

TOTAL ASSETS                                        $ 2,558,903  $2,535,734

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable                                       $179,974    $179,974
Accounts payable-other                                        0           0
Accrued expenses                                        564,978     501,389
Unearned revenue                                              0           0
Notes payable                                           493,400     691,400
Notes payable-related party                             740,617     741,517
Total current liabilities                             1,978,969   2,114,280

Non-current Liabilities
Notes payable, less current portion                           0           0
Total non-current liabilities                                 0           0

Minority Interest                                       353,520     353,520

Stockholder's Equity
Common stock                                            198,289     185,689
Additional paid-in capital                            7,169,677   6,972,581
Treasury stock                                         -707,304    -707,304
Retained earnings                                    -6,430,401  -6,383,132
Other Comprehensive Income                                    0           0

Total stockholder's equity                              230,664      67,934
Total Liabilities and Stockholder's Equity           $2,558,903  $2,535,734
                                                     ==========  ==========

                             IMPERIAL PETROLEUM,INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED


                                                        Three Months Ending
                                                        10/31/03     10/31/02
Operating Income:
Oil and gas revenue                                      $2,143           $0
Management and fee income                                44,000            0

Total operating income                                   46,143            0

Operating Expenses:
Oil and gas lease operations                              2,824            0
Dry Hole costs                                                0            0
Mining operating expense                                      0        1,923
General and administrative expense                       90,529       40,102
Depreciation and depletion                                    0            0
Total operating expense                                  93,353       42,025

Income/Loss from operations                             -47,210      -42,025

Other Income/expense
Interest                                                -32,339      -24,427
Loss on write-down of mining equipment                        0            0
Gain/ loss on sale of assets                                  0            0
Other                                                         0            0
Total other income/expense                              -32,339      -24,427

Net Loss Before Income Taxes                            -79,549      -66,452

Provision for Income Taxes
Current                                                       0            0
Deferred                                                      0            0
Total benefit from income taxes                               0            0

Net Income/Loss                                        $(79,549)     (66,452)

Income/Loss per share                                   ($0.002)     ($0.003)

Weighted average shares outstanding                  30,948,103   22,140,255
                                                     ==========   ==========

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                     Three Months Ending
                                                    10/31/03     10/31/02


Net cash provided by (used in) operations           -$187,177    -$215,656

Net cash provided by (used in) investing activities:

Capital additions and property acquisitions                 0            0
Disposition                                                 0            0
Other                                                 -57,684       -6,263

Total                                                 -57,684       -6,263

Net cash provide by (used in) financing activities:
Repurchase of common stock                                  0            0
Issuance of common stock                               12,600       16,658
Deferred Revenue                                            0            0
Increase in Notes Payable                              -4,250       -4,800
Beginning balance equity                                    0            0
Paid-in Capital                                       197,400      204,292
Total                                                 205,750      216,150

Increase in cash and equivalents                      -39,112        1,247

Cash and cash equivalents at beginning of period            0       -2,869
Cash and cash equivalents at end of period            -12,112        4,116

Supplemental disclosures of Cash Flow Information
Interest                                               32,339        24,427

Cash paid during the period for:
Income taxes                                                0             0





For the purposes of cash flows, the Company considers all highly liquid debt instruments Purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION

IMPERIAL PETROLEUM, INC.
Notes to Consolidated Financial Statements
Unaudited
October 31, 2003



(1) General

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 2004. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended July 31, 2003.

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


The Company

Imperial Petroleum, Inc., a Nevada corporation ("the Company"), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and had diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company intends to re-focus its efforts in the oil and natural gas business and to seek to sell or develop through partnerships or joint ventures, its mining assets

At October 31,2003, the Company does not operate any active oil and natural gas properties directly, although it owns 36% control of and manages the operations of Warrior Resources Inc. (formerly Comanche Energy Inc.) which does operate in the oil and natural gas business. Warrior,. through its wholly-owned subsidiary, Double Eagle Petroleum Corporation , owns crude oil and natural gas properties located in the states of Texas and Mississippi. Warrior presently owns an interest in approximately 63 producing natural gas wells and 4 producing oil wells with daily net production to Warrior's interest of 1,010 MMCFPD and 10 BOPD. Reserve estimates to Warrior's interest by third party engineers of net proven oil and natural gas reserves as of July 31, 2003 are approximately 341.5 MBbls and 23,551 MMcf.

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



 (3) NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of October 31, 2003, the Company had a total of 6 notes payable to individuals and private companies totaling $1.49 million in principal and accrued interest, of which $ 1.34 million was with its Chairman and President.



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



Three Months Comparison

Quarter ended October 31, 2003 compared to Quarter ended October 31, 2002. Revenues from oil and gas production were $2,143 for the quarter ended October 31, 2003 compared to $0 revenues for the prior period. Revenues from management fees were $44,000 for the current period compared to no revenues for the prior period. Future revenues will be dependent upon the acquisition of additional oil and gas properties and start-up of the Duke Gold Mine.

No significant operations were conducted during the quarter ended October 31, 2003. Operating expense from oil and gas interests owned by the Company were $2,824 compared to no operating expenses for the prior period. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine. In addition, with the completion of the acquisitions of additional oil and gas properties, the Company expects to begin to incur direct operating expenses.

General and administrative costs increased during the current quarter ended October 31, 2003 with costs of $90,522 compared to $40,102 for the same period a year earlier and reflect costs associated with the acquisition effort of the Company. Overall Company G&A should continue to increase as the Company begins continuous mining operations and completes its oil and gas acquisitions. Interest expense for the quarter increased from $ 24,427 in 2001 to $ 32,339 for the same period in 2003 and reflects the higher borrowings by the Company from its Chairman.

The Company had an after-tax net loss of $79,549 ($0.002 per share) for the quarter ended October 31, 2003 compared to a net loss of $66,452 ($0.003 per share) for the comparable quarter a year earlier. The increase in net loss in income is attributable primarily to increased general and administrative expenses. The Company expects to continue to incur losses during its development stage. The Company does not expect to generate significant income until its oil and gas acquisitions are complete or its mining operations are in production.



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

Because of the inability of the Company to raise capital, Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. Recent increases in gold prices has sparked renewed interest in the gold mining business and the Company is presently negotiating with another mining company to develop the Duke Mine with limited capital exposure to the Company. There is no assurance that a suitable agreement can be reached. In 2000, management determined that the Company should position itself in high-profile natural gas projects in an effort to attract capital and as a result of increasing demand for natural. The Company completed the acquisition of control of Warrior Resources, Inc. on February 13, 2002. Warrior had experienced a considerable degree of decline in its operations and financial condition as a result of management and director disagreements that had led to lawsuits and disrupted the continuity of management of Warrior. The Company acquired approximately a 36% overall stock position in Warrior and assumed management control. In assuming management control and consolidating Warrior's operations, the Company eliminated approximately $65,000 per month in Warrior's overhead and was able to complete a refinancing of Warrior's principal bank debt. In addition, the Company assisted Warrior in eliminating approximately $1.7 million in third party trade and note payables and settled its remaining outstanding lawsuits.. Warrior has begun a work program on its properties to increase cash flow, which was successful in stabilizing the Warrior. Due to the termination of the merger agreement with Warrior, the Company is entitled to receive compensation in the amount of $200,000 or an equivalent value of Warrior common stock issued at $0.02 per share. As a result of the refinancing of Warrior's debt, the Company has begun to invoice Warrior for use of its facilities and office space and for management time spent on Warrior at the rate of $10,000 per month. Under the terms of Warrior's refinancing which expires on December 31, 2003, the Bank has the right to foreclose on the oil and gas assets if not paid in full at that time. Warrior entered into an agreement with the Company, with the approval of a majority of its shareholders, to sell all of its assets and liabilities to the Company in exchange for the payoff of the bank debt, retirement of the notes payable to the Company and 2 million shares of the Company's common stock. Closing is expected on or before December 31, 2003.

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

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining or oil and natural gas activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. As discussed above the Company is presently providing due diligence materials to a potential new lender for the Company's activities.

The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, and entities controlled by Mr. Wilson which total in principal and accrued interest of approximately $1.34 million as of October 31, 2003. These funds have been used to initiate the Company's oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not have sufficient borrowing capacity to fund its anticipated needs and will need to access outside capital.

At October 31, 2003, the Company had current assets of $76,877 and current liabilities of $1,978,970, which resulted in negative working capital of $1,920,093. The negative working capital position is comprised of accounts payable of $179,974, notes payable to shareholders and related parties totaling $740,617, accrued salaries and expenses totaling $564,979 and third party notes payable of $493,400. As discussed earlier, if the Company is unsuccessful in obtaining outside capital certain mining or oil and natural gas activities of the Company may be curtailed, postponed or abandoned. The Company believes that its cash flow from operations will continue to be insufficient to meet its ongoing capital requirements and short-term operating needs. As a result the Company plans to seek additional capital from outside sources through the placement of additional debt or equity during fiscal 2003. The previously discussed transactions regarding equity infusions, if successful, will provide the Company with sufficient funds to pursue its mining and oil and natural gas ventures on the timely basis as discussed herein. Because the availability of debt and equity financing are subject to a number of variables, there can be no assurance that the Company will be successful in attracting adequate financing and as a result may be required to curtail, postpone or abandon certain of its planned capital expenditures. If the Company is unable to attract adequate financing, management believes the Company may be compelled to sell or abandon certain of its assets to meet its obligations.



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


Item 2.    Changes in Securities.  Not applicable.

Item 3.    Defaults Upon Senior Securities.  Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.  Not Applicable.

Item 5.    Other Information.  Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

                (a)  Exhibits.  Not applicable.

                (b) Current Report on Form 8-K.  Not applicable.

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


Date: 12/17/03    By:  /s/ Jeffrey T. Wilson,  President & CEO



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the quarterly report of Imperial Petroleum, Inc. (the "Company") on Form l0-Q for the quarter ended October 31, 2003, Jeffrey T. Wilson hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES - OXLEY Act of 2002, that to the best of his knowledge:

1. The quarterly report fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: 12/17/03    By:  /s/ Jeffrey T. Wilson,  President & CEO