Form 10-Q
period 2004-01-31
IMPERIAL PETROLEUM INC
filed 2004-03-08
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                    FORM 10-Q

      ANNUAL REPORT          PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the Quarterly Period Ended January 31, 2004
      TRANSITION REPORT      PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the transition period from_____ to______

                          Commission file number 0-9923



                            IMPERIAL PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)




Nevada                                                   95-3386019
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                       identification
No.)


 426 Main Street, Suite 801
 Evansville, Indiana                                       47708
                                                        (Zip Code)


                         Registrant's telephone number,
                       including area code (812) 867-1433




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____ -



     On January 31, 2004, there were 37,298,103 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                             Ended January 31, 2004

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.
                                                                          Page

Consolidated Balance Sheets as of July 31, 2003 and January 31, 2004       4-5

Consolidated Statements of Operations for the three months ended             6
January 31,2004 and 2003.

Consolidated Statements of Cash Flows for the three months ended             7
January 31, 2004 and 2003

Notes to Consolidated Financial Statements                                   8

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations.               12


PART II - OTHER INFORMATION


        The information called for by Item 1. Legal Proceedings, Item 2.    19
        Changes in Securities, Item 3. Default Upon Senior Securities,
        Item 4. Submission of Matters to a Vote of Security Holders, Item
        5. Other Information and Item 6. Exhibits and Reports on Form 8-
        K have been omitted as either inapplicable or because the answer thereto is negative, except as discussed.


SIGNATURES                                                                  20


Certification with respect to Sarbanes Oxley Act.                           20

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

                                     Part I


                              Financial Information

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                               (January 31, 2004)

                                                  31-Jan-04   31-Jul-03
ASSETS
Current Assets
Cash                                              $ 709,654    $      0
Accounts Receivable                                  29,597           0
Notes Receivable                                          0           0
Other current assets                                  4,597      84,392
Total                                               743,848      84,392

Property, Plant and Equipment
Oil and gas property                             11,982,800   1,389,067
Other depreciable equipment                               0           0
Mining claims, options and development costs         41,760      41,760
Acquisition in Progress                                   0     980,211
Other Property, Plant & Equipment                   306,760           0
Less Accumulated Depreciation                       (39,997)          0
Net property, plant and equipment                12,249,563   2,411,038

Other Assets
Investment in subsidiary                                  0      40,304
Notes receivable-related party                            0           0
Capitalized Fees                                  1,193,833           0
Other non-current assets                            131,020           0
Total other assets                                1,324,853      40,304

TOTAL ASSETS                                  $ 14,318,264  $ 2,535,734

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable                                  $ 627,127    $179,974
Accrued expenses                                    540,221     501,389
Notes payable-related party                         590,432     741,517
Note payable                                        783,337     691,400
Total current liabilities                         2,545,281   2,114,280

Non-current Liabilities
Minority Interests                                        0     353,520
Notes payable-Bank                               11,616,774           0
Total non-current liabilities                    11,616,774     353,520

Stockholder's Equity
Common stock                                        224,389     185,689
Additional paid-in capital                        7,834,283   6,972,581
Treasury stock                                   -  707,304   - 707,304
Retained earnings                                -7,195,159  -6,383,032

Total stockholder's equity                          156,209      67,934
Total Liabilities and Stockholder's Equity      $14,318,264 $ 2,535,734

                             IMPERIAL PETROLEUM,INC.
                 CONSOLIDATED STATEMENT OF OPERATIONSUNAUDITED


                                      Three Months Ending   Six Months Ending
                                       01/31/04  01/31/03  01/31/04  01/31/03
Operating Income:Oil and gas revenue  $124,592    4,813    124,594      4,813
Management and fee income               16,000   30,000     60,000     30,000

Total operating income                 140,592   34,813    184,592     34,813

Operating Expenses:
Oil and gas lease operations           45,491     3,472     45,633      3,472
Dry Hole costs                              0         0          0          0
Mining operating expense                    0     1,923          0      1,923
General and administrative expense    401,722    56,346    492,250     98,371
Depreciation and depletion             39,997         0     39,997          0
Total operating expense               487,210    61,741    577,880    103,766

Income/Loss from operations          -346,618   -26,928   -393,288   - 68 953

Other Income/expense
Interest                             -185,875     8,187   -186,616    -16 421
Loss on write-down of mining equipment      0         0          0          0
Gain/ loss on sale of assets          -17,635         0    -17,635          0
Other                                       0         0          0          0
Total other income/expense           -203,510     8,187   -204,251    -16,421

Net Loss Before Income Taxes         -550,128   -18,741   -597,539   - 85,374

Provision for Income Taxes
Current                                     0         0          0          0
Deferred                                    0         0          0          0
Total benefit from income taxes             0         0          0          0

Net Income/Loss                      -550,128   -18,741   -597,539   - 85,374

Income/Loss per share                 (0.015)   (0.001)    (0.017)    (0.004)

Weighted average shares outstanding 37,298,103 25,681,455 34,948,103 23,910,855

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                         Three Months Ending
                                                            01/31/04 01/31/03

Net cash provided by (used in) operations               $191,738       $4,127

Net cash provided by (used in) investing activities:

Capital additions and property acquisitions          -13,240,340      186,533
 Disposition                                            -120,434            0
Other                                                          0   -1,497,548

Total                                                -13,360,774   -1,306,888

Net cash provide by (used in) financing activities:
Long Term Debt                                        11,621,023            0
Minority Interests                                      -353,520            0
Repurchase of common stock                                     0            0
Issuance of common stock                                  26,100       21,247
Deferred Revenue                                               0            0
Increase in Notes Payable                                      0       -1,500
Beginning balance equity                                       0            0
Paid-in Capital                                          664,302    1,279,985
Total                                                 11,957,905    1,299,732

Increase in cash and equivalents                      -1,211,130       -3,029

Cash and cash equivalents at beg of period                12,112       -4,116
Cash and cash equivalents at end of period               709,654        1,087

Supplemental disclosures of Cash Flow Information
Interest                                                 185,874        8,187

Cash paid during the period for:
Income taxes                                                   0            0





For the purposes of cash flows, the Company considers all highly liquid debt instruments Purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                January 31, 2004



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

Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries: Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI"), and Phoenix Metals, Inc., a Texas corporation ("Phoenix")., Warrior Resources, Inc.,. Premier and IB Energy, Inc. were sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998 as an investment and sold in 2000. The Company acquired 90% control of Oil City Petroleum, Inc. ("Oil City"), an Oklahoma corporation effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company acquired a total interest of 36% and management control of Warrior Resources, Inc. ("Warrior") an Oklahoma corporation, effective February 13, 2002. The investment in Warrior was accounted under the equity method until January 16, 2004 at which time the Company acquired the assets and certain liabilities of Warrior. The Company retained its stock ownership in Warrior.

The Company

Imperial Petroleum, Inc., a Nevada corporation ("the Company"), is a diversified energy and mining company with its primary focus on oil and gas production and acquisitions and is headquartered in Evansville, Indiana. The Company, as a result of the recent acquisition of certain oil and gas assets from Warrior Resources, Inc. and from Hillside Oil & Gas LLC, ("Hillside") now operates approximately 146 oil and gas wells in New Mexico, Texas, Louisiana, and Mississippi and has an interest in some 230 royalty properties in eleven states.

At January 31,2004, the Company owns and operates approximately 146 oil and gas wells that are currently producing 163 Bopd and 572 Mcfpd. The Company is actively engaged in returning several of the wells acquired from Hillside back to production that are presently not producing due to minor repair work and expects to return to production levels of 280 Bopd and 1.6 MMcfpd. The Company is also actively engaged in a workover program to complete some of its behind pipe zones in inactive wells to production. Engineering estimates (conducted by third party engineering firms) of the Company's net proven oil and natural gas reserves as of January 31, 2004 (Third party estimates as of January 1, 2004 and rolled forward by the Company to January 31, 2004 and adjusted for prices) are approximately 29,529 MMCF of gas and 1,308 MBBL of oil. Estimates of future cash flows to the Company's net interest and discounted at 10% are approximately $45,612 M$.

The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the prior fiscal year.

As a result of its recent financing, the Company is continuing to seek acquisitions of oil and gas properties with development opportunities.

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

On October 31, 2001, Imperial and Rx Power, a California corporation signed a non-binding letter of intent wherein the two companies would form a Special Purpose Vehicle ("SPV") for the purpose of obtaining financing for the installation of Rx Power's proprietary electric generator units. The project has been terminated by Imperial due to Rx Power's failure to deliver a commercial operating unit.

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

Simultaneously with the closing of the Exchange Agreement with Messrs. Henderson and Bailey and the change of control of Warrior, the Company entered into an Agreement and Plan of Merger (See "Agreement and Plan of Merger" included herein), subject to certain conditions, to offer to acquire the remaining issued and outstanding capital stock of Warrior through a subsequent offering to be registered with the Securities & Exchange Commission. The terms of the proposed exchange of shares with the remaining shareholders of Warrior was on the basis of one share of Imperial common stock in exchange for ten shares of Warrior common stock. Completion of the Agreement and Plan of Merger was subject to a number of conditions, including the completion of audited financials for Warrior, approval of the Warrior stockholders, the filing and effectiveness of a registration statement by Registrant for the shares to be offered, the satisfactory completion of due diligence and other customary closing conditions. Due to breaches of the agreements by the former management of Warrior, the Company terminated the proposed merger in August 2002. As a result of the termination of the merger agreement, the Company had the right to receive $200,000 or an equivalent value in shares of Warrior valued at $0.02 per share.

On July 15, 2003, the Company and Warrior signed an Agreement wherein the Company would acquire the assets and certain liabilities of Warrior and its subsidiaries in exchange for payment or assumption of the Warrior senior bank debt in the approximate amount of $3.65 million; (2) extinguishment of the note payable from Warrior to the Company in the amount of $1.7 million; (3) assumption of certain trade vendor liabilities in the approximate amount of $0.58 million and the issuance to Warrior of 2 million shares of the Company's common stock. Closing of the transaction was subject to, among other things, approval of Warrior's shareholders, which was received on August 29,2003. The Company closed the Warrior asset acquisition in January 2004. (See Form 8-K filed January 29,2004).

In April 2003, the Company agreed to acquire certain oil and natural gas interests owned by Renovared Resources, Inc. ("Renovared") located in Kentucky for $30,000. The properties comprise interests in approximately 44 wells and a pipeline and gathering system located in the New Albany Shale Gas play. Closing has been delayed to allow the Company to qualify as an operator in the State of Kentucky. Closing is expected in March 2004.

In May 2003, the Company acquired approximately 54% control of the stock of Powder River Basin Gas Corp in an Exchange Agreement with the former management and control shareholders of Powder River. (See Form 8-K dated May 2003). The Company issued a total of 2.65 million shares of its restricted common stock and a note payable in the amount of $200,000 in the transaction. As a result of the Exchange Transaction, Powder River became a consolidated subsidiary of the Company. Powder River owns some 7,000 net acres of leases in the Powder River Basin coalbed methane gas play in Wyoming. In October 2003 the Company entered into a letter of understanding and a subsequent stock sale agreement to sell 23,885,000 shares of the common stock of Powder River Basin Gas Corp of the 25,385,000 shares it presently owns. Under the terms of the sale, the Company received $175,000 in cash (less broker's fees of 10%); a secured note in the amount of $47,884.47; and a 12.5% carried working interest in the development of the leases owned by Powder River. The purchaser is required to purchase the convertible notes of Powder River in the approximate amount of $315,000 and to commit a minimum of $750,000 to the development of the leases owned by Powder River. The Powder River sale was closed December 17, 2003. (See Form 8-K filed December 29, 2003 and amended Form 8-K filed February 23, 2004 with financial information).

On July 7, 2003 the Company agreed to acquire the assets of Hillside Oil & Gas LLC. The transaction was closed on January 16, 2004. Under the terms of the agreement and amendments thereto, the Company acquired the oil and gas properties of Hillside for (1) the payment of its senior debt of approximately $4.6 million; (2) the assumption of an equipment note payable of $0.3 million;
(3) the payment of certain obligations of Hillside at closing of $168,000; (4) the assumption of approximately $348,000 in accounts payable of Hillside and (5) issuance of a note payable to Hillside in the amount of $324,000 and secured by 1 million shares of the Company's common stock. Hillside operated some 113 wells in Texas, New Mexico and Louisiana and as a result of the transaction, operations have been assumed by the Company. (See Form 8-K filed January 29, 2004).

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

On January 16, 2004 the Company completed the above-mentioned acquisitions of the assets of Hillside and Warrior for a total consideration of approximately $12.6 million including broker and financing fees. As a result of the closing, the Company incurred long term debt in the amount of approximately $11.0 million, including approximately $0.25 million in working capital and $0.6 million in capital available for workovers. The total debt facility is an $18.0 million revolving loan and is based upon a periodic evaluation of the Company's reserves by the lender. (See Form 8-K dated January 29, 2004.) (Refer to Capital Resources and Liquidity below for more details about the terms of the debt financing.)



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

(3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of January 31, 2004, the Company had a total of 6 notes payable to individuals and private companies totaling $1.37 million, in principal, of which $0.59 was with its Chairman and President. A total of $0.71 million in notes resulted from the purchase of Hillside and of that amount $0.44 million are secured by shares of the Company's common stock.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     GENERAL

RESULTS OF OPERATIONS



The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales, (iii) the level of lease operating expenses (iv) the level of and interest rates on borrowings and (v) the timing of acquistions. The Company will need to rely on the initiation of operations on its mining ventures and its oil and natural gas operations to generate cash flow and future profits. The same factors listed above will apply to the sale of minerals and metals mined by the Company as well as oil and natural gas produced by the Company. As the Company initiates production on its mining properties, results of operations will be affected by: (i) commodity prices for gold. (ii) the quantity and quality of the gold ore recovered and processed and (iii) the level of operating expenses associated with the mining operations.

Development of its oil and natural gas leases will subject the Company's revenues to the fluctuations inherent in the energy business for the last several years. Crude oil and natural gas prices have reached record highs during the last several months and expectations are that prices for these commodities will remain above prior levels in the future. Current crude oil prices as posted on the New York Mercantile Exchange (NYMEX) are in the $35.00 per barrel range as a result of concerns over supplies while natural gas prices have reached highs of $7.00 per MMBTU during the winter months and are currently averaging $5.00 per MMBTU. The Company expects energy prices to continue to be volatile in the future, although it is expected that prices will decline during the remainder of the fiscal year, and particularly after the situation in Iraq is resolved and the winter weather abates in the US. The Company has entered into hedging contracts with respect to a portion of its oil and gas production to minimize any significant downward energy price adjustments.

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant downward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $390.00 per ounce and have increased recently as a result of instability in the financial markets as a result of the events of 9/11/01. Gold prices are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

Three Months Comparison

Quarter ended January 31, 2004 compared to Quarter ended January 31, 2003. Revenues for the three months ending January 31, 2004 were $140,592 compared to $34,813 for the comparable quarter ended January 31, 2003. The revenue in the current period reflects payments from oil and gas properties acquired by the Company in connection with the Hillside and Warrior Acquisitions for one month and management income from Warrior until the sale of its assets January 16, 2004. The Company expects its revenues to continue to increase as a result of its acquisition of oil and natural gas interests. Future additional revenues will result from the remedial work on the Hillside properties to return wells to production and from workover operations on the Warrior properties as well as revenue derived from any new acquisitions.

Production and oil and gas operating expenses were $45,491 for the quarter ended January 31, 2004 compared to $3,472 for the quarter ended January 31, 2003 and represent lease operating expenses from oil and gas interests owned by the Company for one month in connection with its acquisitions. Mining expenses for the current period were $0 compared to $1,923 for the period ending January 31, 2003. No significant operations were conducted during the quarter on the Duke gold mine. The Company expects lease operating expenses to continue to increase as wells are returned to production.

General and administrative costs increased with costs of $401,722 for the three months ending January 31, 2004 compared to $56,346 for the same period a year earlier and primarily reflects the non-capitalized costs incurred as a result of the acquisition of Hillside's and Warrior's assets. The Company expects its quarterly G&A to average approximately $250,000. Net Interest expense for the quarter increased from a negative $8,187 in 2003 to $185,875 for the same period in 2004 and reflects the higher borrowings by the Company as a result of its completion of the acquisition financing. In the prior period, interest on notes payable was offset by accrued interest due from notes owed the Company by Warrior.

The Company had an after-tax net loss of $550,128 ($0.015 per share) for the quarter ended January 31, 2004 compared to a net loss of $18,741 ($0.001 per share) for the comparable quarter a year earlier. The increase in losses to net income is the result of the expenses incurred during the quarter to close the Hillside and Warrior acquisitions. The Company believes that its normal monthly operations in subsequent quarters will generate positive net income as wells are returned to production.

Six Months Comparison

Six Months ended January 31, 2004 compared to Six Months ended January 31, 2003. Revenues for the six months ending January 31, 2004 were $184,592 compared to $34,813 for the comparable period ended January 31, 2003 and reflects revenue in the current period from management fees in connection with Warrior and from oil and gas revenues for one month from the Hillside and Warrior acquisitions. Revenues will continue to increase as wells are returned to production.

Production and lease operating expenses were $45,633 for the six months ended January 31, 2004 compared to $3,472 for the period ended January 31, 2003. The increase in operating expenses is the result of one month of operations of the Hillside and Warrior assets. No significant operations were conducted during the period on the Duke mine. The Company expects, as a result of the Hillside and Warrior operations, its monthly operating expense will increase as wells are placed back on production.

General and administrative costs remained increased as a result of the Hillside and Warrior acquisitions with costs of $492,250 for the six months ending January 31, 2004 compared to $98,371 for the same period a year earlier and primarily reflects a significant increase in expenses as a result of the closing costs associated with the Hillside and Warrior acquisitions. G&A expenses are expected to average approximately $250,000 per quarter. Interest expenses increased from $16,421 in 2003 to $186,616 for the same period in 2004 due to increased interest as a result of the borrowings to close the Hillside and Warrior acquisitions.

The Company had an after-tax net loss of $597,539 ($0.017 per share) for the six months ended January 31, 2004 compared to a net loss of $85,374 ($0.004 per share) for the comparable period a year earlier. The increase in net loss in income is attributable primarily to fees and expenses associated with the Hillside and Warrior closing. The Company expects that its ongoing oil and gas operations will generate positive income as soon as the Hillside wells are returned to production. We expect to complete the remedial work on these wells during March 2004.


CAPITAL RESOURCES AND LIOUIDITY


Because of the closing of the Hillside and Warrior asset acquisitions, the Company's capital requirements relate primarily to the remedial efforts to return the Hillside wells to production and to workover operations on various Warrior wells to increase production. The Company has a great deal of flexibility in the timing and amount of these expenditures.

As a result of the inability of the Company to raise capital, Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. Presently the Company is seeking a capital partner to assist in the development of the mine. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, Management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its mining properties in a continuous manner in the future, Management believes the Company will need to raise capital from outside sources during fiscal 2004 or will need to sell down its interest or otherwise joint venture its mining operations. Management has decided to seek a partner for the Duke Mine and focus its management resources and limited capital on the oil and natural gas properties acquired from Hillside and Warrior and to focus on additional acquisitions in the oil and gas sector.

As a result of the Hillside and Warrior acquisitions, the company completed an $18 million revolving financing of which approximately $11 million was required at closing, including approximately $0.25 million in working capital and $0.6 million in development capital for workovers. The availability under the revolving loan is subject to semi-annual evaluations of the Company's oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for January 2004 was 12%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company's operations and assets. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $650,000 with a Bank. The terms of the Subordinated Financing are a term of 4 years from the closing date (January 15, 2004) and an interest rate of 4% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan with a discount of 10% of the principal amount if paid on or before 6/30/04 and a discount of 5% of the principal amount if paid on or before December 31, 2004.

The timing of expenditures for the Company's mining and oil and natural gas activities are generally distributed over several months, and as such, the Company anticipates its current working capital will be sufficient to meet its capital expenditures. The Company has no immediate plans to spend any capital on the Duke Mine during the present fiscal year. The Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining companies to develop the Duke Mine. There can be no assurance that the Company will be successful in its efforts to locate outside capital and as a result the level of the Company's mining activities may need to be curtailed, deferred or abandoned entirely.

The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial and workover operations. The Company anticipates that its cash flow will be sufficient to fund its operations at their current levels and that no additional funds or borrowings will be required. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain.


The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $590,433 as of January 31, 2004. These funds have been used to initiate the Company's mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future and the existing credit facilities will be sufficient to fund the Company's ongoing needs.

At January 31, 2004, the Company had current assets of $743,848 and current liabilities of $2,545,281, which resulted in negative working capital of $1,801,433. The negative working capital position is comprised of trade accounts payable of Hillside and Warrior assumed by the Company as a result of the acquisition of $627,177, of accrued expenses payable of $540,220 primarily to the Company's President for interest and accrued salaries, notes payable to the company's President of $540,333, and third party notes payable of $783,336. As of January 31, 2004 the Company had cash of $709,654 of which the Company plans to spend $625,000 on workover and remedial operations.

Oil and Gas Hedging

As a requirement of the financing commitment, the Company purchased certain hedging contracts at closing of the Hillside and Warrior acquisitions designed to place a "floor" price on at least 255 of the Company's anticipated monthly production at a level acceptable to the lender. The Company purchased one "put" option crude oil contract per month through August 2004 at a strike price of $25.00 Bbl and one "put" option natural gas contract through August 2004 at a strike price of $4.00 per MMBtu.

SEASONALITY

The results of operations of the Company are seasonal due to seasonal fluctuations in the market prices for crude oil and natural gas. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results, which may be realized on an annual basis.


INFLATION AND PRICES

The Company's revenues and the value of its oil and natural gas and mining properties have been and will be affected by changes in the prices for crude oil, natural gas and gold prices. The Company's ability to obtain additional capital on attractive terms is also substantially dependent on the price of these commodities. Prices for these commodities are subject to significant fluctuations that are beyond the Company's ability to control or predict.

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

Item 2.             Changes in Securities .Not applicable.

Item 3.             Defaults Upon Senior Securities. Not applicable.
                    --------------------------------

Item 4.             Submission of Matters to a Vote of Security Holders.
                    ---------------------------------------------------
                    Not applicable.

Item 5.             Other Information. Not applicable.

Item 6.             Exhibits and Reports on Form 8-K

                    (a)            Exhibits

                                   Not applicable.

                    (b) Current Report on Form 8-K Form 8-K filed December 29, 2003 regarding the Sale Control of Powder River basin Gas Corporation. Amended Form 8-K filed February 23, 2004 with Financial information as required. Form 8-K filed January 29, 2004 regarding the completion of the acquisition of the assets of Warrior Resources, inc. and Hillside Oil & Gas LLC and the completion of financing in connection with these acquisitions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                  Imperial Petroleum, Inc.

                                                  By: /s/ Jeffrey T. Wilson
                                                          -----------------
                                                          Jeffrey T. Wilson,
                                                          President and Chief
                                                          Executive Officer





Dated:  March 5, 2004


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


Date:    3/5/04    By:  /s/ Jeffrey T. Wilson,  President & CEO



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the quarterly report of Imperial Petroleum, Inc. (the "Company") on Form l0-Q for the quarter ended January 31, 2004, Jeffrey T. Wilson hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES - OXLEY Act of 2002, that to the best of his knowledge:

1. The quarterly report fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    3/5/04    By:  /s/ Jeffrey T. Wilson,  President & CEO