Form 10-Q
period 2004-04-30
IMPERIAL PETROLEUM INC
filed 2004-06-04
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                    FORM 10-Q

ANNUAL REPORT                PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the Quarterly Period Ended April 30, 2004

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


 329 Main Street, Suite 801
     Evansville, Indiana                                      47708
                                                           (Zip Code)


                         Registrant's telephone number,
                       including area code (812) 867-1433




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____ -



     On April 30, 2004, there were 37,298,103 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                              Ended April 30, 2004

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.
                                                                           Page

Consolidated Balance Sheets as of July 31, 2003 and April 30, 2004          4-5

Consolidated Statements of Operations for the three months ended              6
April 30,2004 and 2003.

Consolidated Statements of Cash Flows for the nine months ended               7
April 30, 2004 and 2003

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

                                           Part I


                                   Financial Information

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                                (April 30, 2004)

                                                30-April-04   31-Jul-03
ASSETS
Current Assets
Cash                                             $ 159,533     $      0
Accounts Receivable                                 29,597            0
Other current assets                                 4,597       84,392
Total                                              193,727       84,392

Property, Plant and Equipment
Oil and gas property                            11,926,308    1,389,067
Accumulated DD&A                                  (148,675)           0
Oil & Gas properties, Net                       11,777,633    1,389,067
Other Property, Plant & Equipment                  296,841       41,760
Acquisition in Progress                                  0      980,211
Net property, plant and equipment               12,074,474    2,411,038

Other Assets
Capitalized Fees                                  1,193,833           0
Other non-current assets                                  0      40,304
Total other assets                                1,193,833      40,304

TOTAL ASSETS                                    $13,595,574  $2,535,734

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable                                   $479,892    $179,974
Accrued expenses                                    540,218     501,389
Notes payable-related party                         590,432     741,517
Note payable                                        643,138     691,400
Total current liabilities                         2,253,680   2,114,280

Non-current Liabilities
Minority Interests                                        0     353,520
Long Term Debt                                   12,122,036           0
Total non-current liabilities                    12,122,036     353,520

Stockholder's Equity
Common stock                                        224,389     185,689
Additional paid-in capital                        7,834,283   6,972,581
Treasury stock                                      -707,304   -707,304
Retained earnings                                -8,131,510  -6,383,032

Total stockholder's equity                         -780,142      67,934
Total Liabilities and Stockholder's Equity      $13,595,574  $2,535,734

                             IMPERIAL PETROLEUM,INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED


                                        Three Months Ending  Nine Months Ending
                                         04/30/04  04/30/03  04/30/04  04/30/03
Operating Income:Oil and gas revenue     $685,350     4,839   809,944     9,653
Management and fee income                       0    30,000    60,000    60,000

Total operating income                    685,350    34,839   869,942    69,653

Operating Expenses:
Oil and gas lease operations              218,541     5,493   264,174     8,965
Dry Hole costs                                  0         0         0         0
Mining operating expense                        0         0         0     1,923
General and administrative expense         95,309    40,418   587,559   138,789
Depreciation and depletion                118,597         0   158,594         0
Total operating expense                   432,447    45,911 1,010,327   149,677

Income/Loss from operations               252,903   -11,072  -140,385   -80,024

Other Income/expense
Interest                                 -371,015   -6,538   -557,631    -9,882
Loss on write-down of mining equipment          0        0          0         0
Gain/ loss on sale of assets                    0        0    -17,635         0
Other                                           0        0          0         0
Total other income/expense               -371,015   -6,538   -575,266    -9,882

Net Loss Before Income Taxes             -118,112   -4,534   -690,016   -89,906
& Extraordinary Items

Extraordinary Items                      -822,506        0   -822,506         0
Provision for Income Taxes
Current                                         0        0          0         0
Deferred                                        0        0          0         0
Total benefit from income taxes                 0        0          0         0

Net Income/Loss                          -940,618   -4,534 -1,512,522   -89,906

Income/Loss per share                     (0.025)   (0.000)   (0.041)   (0.003)

Weighted average shares outstanding 37,298,103 25,924,885 37,298,103 25,924,855

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                       Nine Months Ending
                                                     04/30/04     04/30/03


Net cash provided by (used in) operations         $ -912,456     $-182,832

Net cash provided by (used in) investing activities:

Capital additions and property acquisitions      -13,500,505
Disposition                                                0             0
Other                                                -66,238    -1,449,022

Total                                            -13,566,743    -1,467,022

Net cash provide by (used in) financing activities:
Long Term Debt                                    12,190,584             0
Minority Interests                                  -353,520             0
Issuance of common stock                              38,700       108,105
Deferred Revenue                                           0             0
Increase in Notes Payable                            -68,458        -6,800
Beginning balance equity                                   0             0
Paid-in Capital                                      861,702     1,539,522
Total                                             12,668,918     1,640,827

Increase in cash and equivalents                  -1,810,281        -2,011

Cash and cash equivalents at beg of period           709,654         2,869
Cash and cash equivalents at end of period           159,534           858

Supplemental disclosures of Cash Flow Information
Interest                                             557,631         8,187

Cash paid during the period for:
Income taxes                                               0            0





For the purposes of cash flows, the Company considers all highly liquid debt instruments Purchased with a maturity of three months or less to be cash equivalents.

PART I - FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                 April 30, 2004



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

At April 30,2004, the Company owns and operates approximately 146 oil and gas wells that are currently producing 193 Bopd and 1,328 Mcfpd. The Company is actively engaged in returning several of the wells acquired from Hillside back to production that are presently not producing due to minor repair work and expects to return to production levels of 280 Bopd and 1.6 MMcfpd. The Company is also actively engaged in a workover program to complete some of its behind pipe zones in inactive wells to production. Engineering estimates (conducted by third party engineering firms) of the Company's net proven oil and natural gas reserves as of April 30, 2004 (Third party estimates as of January 1, 2004 and rolled forward by the Company to April 30, 2004 and adjusted for prices) are approximately 29,447 MMCF of gas and 1,299 MBBL of oil. Estimates of future cash flows to the Company's net interest and discounted at 10% are approximately $57,734 M$.

The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the prior fiscal year.

As a result of its recent financing, the Company is continuing to seek acquisitions of oil and gas properties with development opportunities. The Company closed the acquisition of a 16% working interest in the Coquille Bay field of south Louisiana in late May 2004 and has announced pending acquisitions of oil and gas interests from Arkana Operating and from Caltex Energy Company.


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

Subsequent Events:

Subsequent to the end of the quarter, the Company completed the acquisition of a 16% non-operated working interest in the Coquille Bay Field of south Louisiana from Royal-T oil Company for $800,000 which was funded out of additional borrowings from the Company's revolving line of credit. The Company estimates the acquisition will add approximately 160,000 barrels of oil and 1.2 Bcf of gas reserves and will generate a discounted present worth of $5.1 million net to the Company's interest. The properties are located in Placquemines Parish, Louisiana. Production is anticipated to begin in July 2004.

The Company announced it has signed a definitive agreement to acquire a 50% working interest position in certain wells and leases owned by Arkana Operating Company located in the prolific Arkoma Basin of Oklahoma and Arkansas for $917,000. The Company estimates the current proved reserves discounted at 10% to be approximately $1.7 million for the 5 operated and 14 non-operated wells presently drilled and producing on the acreage. The acreage position consists of approximately 17,500 acres of leases assembled by Arkana with expiration dates in 2007 and 2008 and were developed based upon 2-D seismic and well control data. Upon closing, anticipated in June 2004, the Company will operate the project.

The Company announced a definitive purchase and sale agreement to acquire 31 wells and associated leases in Guadalupe county, Texas for the development of proved behind pipe reserves of approximately 300,000 bbls. The company has agreed to issue a total of 1.375 million shares of its restricted common stock in connection with the acquisition. Closing is expected in June 2004.


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


 (3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its mining and other activities. As of April 30, 2004, the Company had a total of 6 notes payable to individuals and private companies totaling $1.682 million, in principal and accrued interest thereon, of which $1.25 was with its Chairman and President. A total of $0.71 million in notes resulted from the purchase of Hillside and of that amount $0.44 million are secured by shares of the Company's common stock. The Company made payments during the most recent quarter to non-affiliate note holders totaling $147,463 to reduce the accrued principal and interest balance. The Company's President and Chairman has, subsequent to the end of the quarter, agreed to exercise certain warrants he holds in the amount of 1,000,000 shares at $0.25/sh and 200,000 shares at $0.18 per share and reduce the amount of the note payable and accrued interest thereon by $286,000.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     GENERAL

RESULTS OF OPERATIONS

The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales, (iii) the level of lease operating expenses (iv) the level of and interest rates on borrowings and (v) the timing of acquisitions. As a result of the acquisition of the Warrior and hillside assets and the successful implementation of a workover program, the Company now has positive cash flow from its operations. The same factors listed above will apply to the sale of minerals and metals mined by the Company as well as oil and natural gas produced by the Company. As the Company initiates production on its mining properties, results of operations will be affected by: (i) commodity prices for gold. (ii) the quantity and quality of the gold ore recovered and processed and (iii) the level of operating expenses associated with the mining operations.

Development of its oil and natural gas leases will subject the Company's revenues to the fluctuations inherent in the energy business for the last several years. Crude oil and natural gas prices have reached record highs during the last several months and expectations are that prices for these commodities will remain above prior levels in the future. Current crude oil prices as posted on the New York Mercantile Exchange (NYMEX) are in the $40.00 per barrel range as a result of concerns over supplies while natural gas prices have reached highs of $7.00 per MMBTU during the winter months and are currently averaging $6.00 per MMBTU. The Company expects energy prices to continue to be volatile in the future, particularly in light of continued terrorist activities in the Middle East and elsewhere and the continued strong demand for petroleum products as the economies of the world maintain strong growth patterns. The Company has entered into hedging contracts with respect to a portion of its oil and gas production to minimize any significant downward energy price adjustments. The Company is also continuing to review additional hedging opportunities for its production in view of the substantially increased prices available today.

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant downward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $395.00 per ounce and have increased recently as a result of instability in the financial markets due to the events of 9/11/01. Gold prices are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial revenues from the sale of gold in the near future.


Three Months Comparison

Quarter ended April 30, 2004 compared to Quarter ended April 30, 2003. Revenues for the three months ending April 30, 2004 were $685,350 compared to revenues of $34,839 for the comparable quarter ended April 30, 2003. Revenues reflect the oil and gas sales from the Hillside and Warrior properties acquired in January 2004. Current monthly revenues are approximately $267,000 and are expected to continue to rise as a result of increased production and increased prices for products. The recently closed Coquille Bay acquisition is expected to begin generating revenue in July 2004.

Oil and gas production and mining operating expenses were $218,541 for the quarter ended April 30, 2004 compared to $5,493 for the quarter ended April 30, 2003 and represent lease operating expenses from oil and gas interests owned by the Company and minimal expenses incurred on the Duke mine. No significant operations were conducted during the quarter on the Duke gold mine. Operating expenses are expected to increase when operations and production on the Coquille Bay acquisition begin in July 2004.

General and administrative costs were $95,309 for the three months ending April 30, 2004 compared to $40,418 for the same period a year earlier and primarily reflects the increased level activity of the Company as a result of its recent acquisitions. G&A should continue to increase as the Company adds additional staff and begins continuous mining operations. Net Interest expense for the quarter were $371,015 in 2004 compared to $6,538 for the same period in 2003 and reflects the higher borrowings by the Company as a result of its acquisition facility. Interest expenses will continue to increase as the Company continues to acquire assets with debt financing.

The Company had an after-tax net loss of $940,618 ($0.025 per share) for the quarter ended April 30, 2004 compared to a net loss of $4,534 ($0.000 per share) for the comparable quarter a year earlier. The loss includes workovers that were expensed in the quarter totaling $822,506. Cash flow from operations was $371,500 for the quarter ending April 30,2004. The Company expects its net loss to increase until it completes the remedial work program on its properties, anticipated through July 2004.

Nine Months Comparison

Nine Months ended April 30, 2004 compared to Nine Months ended April 30, 2003. Revenues for the nine months ending April 30, 2004 were $869,942 compared to revenues of $69,653 for the comparable period ended April 30, 2003 and reflects revenue from oil and gas production and sales due to the previously discussed acquisitions.

Production and mining operating expenses were $264,174 for the nine months ended April 30, 2004 compared to $10,888 for the period ended April 30, 2003.
Operating costs, including production taxes are expected to increase as production levels increase due to workovers and acquisitions. No significant operations were conducted during the period on the Duke mine. The Company expects its operating expenses for mining operations to increase significantly upon installation of its permanent plant at the Duke Mine.

General and administrative costs were $587,559 for the nine months ending April 30, 2004 compared to $138,789 for the same period a year earlier. The increased G&A expenses are the result of expenses incurred for legal, land and accounting efforts in the closing of the acquisitions in January 2004. G&A levels are projected at about $250,000 per quarter in subsequent periods with operations at the current levels. Interest expense for the period increased from $9,882 in 2003 to $557,631 for the same period in 2004 due to increased interest as a result of the revolving financing agreement entered into by the Company in January 2004.

The Company had an after-tax net loss of $1,512,522 ($0.041 per share) for the nine months ended April 30, 2004 compared to a net loss of $89,906 ($0.003 per share) for the comparable period a year earlier. The increase in net loss in income is attributable to extraordinary costs associated with the acquisitions of the Hillside and Warrior assets (approximately $566,072), workovers that have been expensed in the amount of $822,506 and non-cash charges to earnings for depreciation, depletion and amortization of $158,594.


CAPITAL RESOURCES AND LIOUIDITY


Because of the closing of the Hillside and Warrior asset acquisitions, the Company's capital requirements relate primarily to the remedial efforts to return the Hillside wells to production and to workover operations on various Warrior wells to increase production. The Company has a great deal of flexibility in the timing and amount of these expenditures. Capital expenditures for the most recent quarter totaled $968,300 which was funded from borrowings under the Company's credit facility and out of cash flow generated by the properties.

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

As a result of the Hillside and Warrior acquisitions, the Company completed an $18 million revolving financing of which approximately $11 million was required at closing, including approximately $0.25 million in working capital and $0.6 million in development capital for workovers. The availability under the revolving loan is subject to semi-annual evaluations of the Company's oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. Under monthly calculations of the Borrowing Base, adjusted for production and prices, the calculated Borrowing Base as of April 30, 2004 was approximately $14.0 million. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for April 2004 was 12%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company's operations and assets. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $650,000 with a Bank. The terms of the Subordinated Financing are a term of 4 years from the closing date (January 15, 2004) and an interest rate of 4% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan with a discount of 10% of the principal amount if paid on or before 6/30/04 and a discount of 5% of the principal amount if paid on or before December 31, 2004.

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


The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $590,433 as of April 30, 2004. These funds have been used to initiate the Company's oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future and the existing credit facilities will be sufficient to fund the Company's ongoing needs.

At April 30, 2004, the Company had current assets of $193,727 and current liabilities of $2,253,680, which resulted in negative working capital of $2,059,953. The negative working capital position is comprised of trade accounts payable including accounts of Hillside and Warrior assumed by the Company as a result of the acquisition of $479,892, of accrued expenses payable of $540,218 primarily to the Company's President for interest and accrued salaries, notes payable to the Company's President of $590,432, and third party notes payable of $643,138. As of April 30, 2004 the Company had cash of $159,533.

Oil and Gas Hedging

As a requirement of the financing commitment, the Company purchased certain hedging contracts at closing of the Hillside and Warrior acquisitions designed to place a "floor" price on at least 25% of the Company's anticipated monthly production at a level acceptable to the lender. The Company purchased one "put" option crude oil contract per month through August 2004 at a strike price of $25.00 Bbl and one "put" option natural gas contract through August 2004 at a strike price of $4.00 per MMBtu.

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

Item 2.    Changes in Securities. Not applicable.
           ----------------------
Item 3.    Defaults Upon Senior Securities. Not applicable.
           --------------------------------
Item 4.    Submission of Matters to a Vote of Security Holders. Not Applicable.
           ----------------------------------------------------
Item 5.    Other Information. Not applicable.
           -----------------
Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
          (a)  Exhibits

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



Dated:      June 1, 2004


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


Date: 6/1/04    By:  /s/ Jeffrey T. Wilson,  President & CEO



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


Date: 6/1/04    By:  /s/ Jeffrey T. Wilson,  President & CEO