Form 10-Q/A
period 2004-04-30
IMPERIAL PETROLEUM INC
filed 2004-08-24
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549






                                   FORM 10-Q/A

ANNUAL REPORT    XXX         PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                     Part I


                              Financial Information

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                                (April 30, 2004)

                                                30-April-04   31-Jul-03
ASSETS
Current Assets
Cash                                             $ 159,533     $      0
Accounts Receivable                                 29,597            0
Other current assets                                 4,597       84,392
Total                                              193,727       84,392

Property, Plant and Equipment
Oil and gas property                            11,926,308    1,389,067
Accumulated DD&A                                  (148,675)           0
Oil & Gas properties, Net                       11,777,633    1,389,067
Other Property, Plant & Equipment                  296,841       41,760
Acquisition in Progress                                  0      980,211
Net property, plant and equipment               12,074,474    2,411,038

Other Assets
Capitalized Fees                                  1,193,833           0
Other non-current assets                                  0      40,304
Total other assets                                1,193,833      40,304

TOTAL ASSETS                                    $13,462,034  $2,535,734

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable                                   $479,892    $179,974
Accrued expenses                                    540,218     501,389
Notes payable-related party                         590,432     741,517
Note payable                                        643,138     691,400
Total current liabilities                         2,253,680   2,114,280

Non-current Liabilities
Minority Interests                                        0     353,520
Long Term Debt                                   12,122,036           0
Total non-current liabilities                    12,122,036     353,520

Stockholder's Equity
Common stock                                        224,389     185,689
Additional paid-in capital                        7,834,283   6,972,581
Treasury stock                                      -707,304   -707,304
Retained earnings                                -8,265,050  -6,383,032

Total stockholder's equity                         -913,682      67,934
Total Liabilities and Stockholder's Equity      $13,462,034  $2,535,734

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



Dated:      August 24, 2004


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


Date: 8/24/04    By:  /s/ Jeffrey T. Wilson,  President & CEO