Form 10-Q
period 2004-10-31
IMPERIAL PETROLEUM INC
filed 2005-08-15
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




(Mark One)

                                          FORM 10-Q

ANNUAL REPORT                    PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934
                                 For the Quarterly Period Ended October 31, 2004

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____ -



     On October 31, 2004, there were 41,873,103 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                             Ended October 31, 2004

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.
                                                                            Page

Consolidated Balance Sheets as of July 31, 2004 and October 31, 2004        4-5

Consolidated Statements of Operations for the three months ended              6
October 31,2004 and 2003.

Consolidated Statements of Cash Flows for the three months ended              7
October 31, 2004 and 2003

Notes to Consolidated Financial Statements                                    8

Item 2.      Management's Discussion and Analysis of
            Financial Condition and Results of Operations.                   12


PART II - OTHER INFORMATION


     The information called for by Item 1. Legal Proceedings, Item 2.        18
     Changes in Securities, Item 3. Default Upon Senior Securities,
     Item 4. Submission of Matters to a Vote of Security Holders, Item
     5. Other Information and Item 6. Exhibits and Reports on Form 8-
     K have been omitted as either inapplicable or because the answer thereto is negative, except as discussed.


SIGNATURES                                                                   19

Cautionary Statement Regarding Forward Looking Statements

In the interest of providing the Company's stockholders and potential investors with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Although any forward looking statements contained in this Form 10-K or otherwise expressed on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove to come true and to come to pass, management is not able to predict the future with absolute certainty. Forward looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of commodity prices, changes in interest rates and capital market conditions, competition, risks inherent in the Company's operations, the inexact nature of interpretation of seismic and other geological, geophysical, petro-physical and geo-chemical data, the imprecise nature of estimating reserves, events that deprive the Company of the services of its Chairman of the Board, Chief Executive Officer and largest shareholder, and such other risks and uncertainties as described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. Accordingly stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted. The Company does not intend to update forward-looking statements. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

                                     Part I


                              Financial Information

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                               (October 31, 2004)

                                         31-October-04   31-Jul-04
ASSETS
Current Assets
Cash                                        $  53,522     $      0
Certificates of Deposit                       377,230      375,000
Accounts Receivable                           290,480      411,792
Other current assets                                0            0
     Total current assets                     721,232      786,792

Property, Plant and Equipment
Mining Claims, options & development costs     41,760       41,760
Oil and gas properties (full cost method)  15,285,518   15,072,420
Acquisition in Progress                             0            0
                                            ---------   ----------
                                           15,327,278   15,114,180

Less: Accumulated DD&A                       (351,350)    (233,449)
                                             ---------    ---------
     Net property, plant and equipment     14,975,928   14,880,731

Other Assets:
Deposits                                       15,500       15,500
Investments                                    36,506       36,506
Deferred financing expenses-net               959,704    1,063,092
                                            ---------    ---------
     Total other assets                     1,011,710    1,115,098

TOTAL ASSETS                              $16,708,870  $16,782,621
                                          ===========  ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable                              $874,810  $1,308,057
Accrued expenses                               282,087     561,788
Notes payable-current portion                  459,683     516,320
Note payable-related parties                   571,082     518,550
                                               -------     -------
     Total current liabilities               2,187,662   2,904,715

Asset Retirement Obligation                    236,293     230,793

Long Term Liabilities
Notes Payable                                  650,000     650,000
Line of Credit                              13,489,476  12,888,469
Deferred Income Taxes                                0           0
     Total non-current liabilities          14,139,476  13,338,469

Stockholder's Equity
Common stock                                   251,239     239,239
Additional paid-in capital                   9,567,644   9,339,644
Retained earnings                           (8,966,140) (8,562,935)
Treasury stock                                (707,304)   (707,304)
     Total stockholder's equity                145,439     308,644

Total Liabilities and Stockholder's
          Equity                           $16,708,870 $16,782,621

                             IMPERIAL PETROLEUM,INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED


                                                    Three Months Ending
                                                    10/31/04    10/31/03

Revenue and other income:
Oil and gas revenue                                $ 823,950    $  2,143

     Total operating income                        $ 823,950    $  2,143

Costs and Expenses:
Production costs and taxes                           407,599       2,824
Mining operating expense                                   0           0
Impairment loss                                            0           0
General and administrative                           117,516      90,529
Merger expenses                                            0           0
Depreciation, depletion and amortization             117,901           0
                                                     -------      ------
     Total costs and expenses                        643,016      93,353

Income/Loss from operations                          180,934     (91,210)

Other Income/(expense)
Interest expense                                     (483,661)   (32,339)
Interest income                                         2,730          0
Amortization of loan fees                            (103,388)         0
Management fees                                             0     44,000
Other income (expense)                                      0          0
Gain/(loss) on sale of assets                               0          0
                                                      -------     ------
     Total other income/expense                      (584,319)    11,661

Net Income/(Loss) Before Income Taxes                (403,385)   (79,549)

Provision for Income Taxes
Current                                                     0          0
Deferred                                                    0          0
Total benefit from income taxes                             0          0

Net Income/(Loss)                                  $ (403,385) $ (79,549)

Income/(Loss) per share                                (0.009)    (0.003)

Weighted average shares outstanding                41,873,103  30,948,103

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                      Three Months Ending
                                                       10/31/04 10/31/03


Operating activities:
     Net loss                                    (403,385)    (79,549)
     Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
     Depreciation, depletion and
      amortization                                221,289           0
     Expenses paid with common stock                    0           0
     Loss (gain) on sale and disposal
      of assets                                         0           0
     Write-offs and impairments                         0           0
     Change in accounts receivable                121,312           0
     Change in accrued interest receivable              0           0
     Change in other assets                             0           0
     Change in accounts payable                  (433,247)   (107,628)
     Change in accrued expenses                  (276,251)          0
          Net cash provided by (used in)
          Operating activities                   (770,282)   (187,177)

Investing activities:
     Purchase of oil and gas properties          (213,098)          0
     Proceeds from notes receivable-
      Related party                                     0           0
     Proceeds from notes receivable-
      Other                                             0     (57,684)
     Purchases of certificates of deposit               0           0
     Proceeds of sale of assets                         0           0
          Net cash provided by (used in)
          Investing activities                   (213,098)    (57,684)


Financing activities:
     Proceeds from notes payable                  835,431           0
     Payments on notes payable                    (50,529)     (4,500)
     Proceeds from notes payable-
      Related party                                12,000           0
     Payments on notes payable-
      Related party                                     0           0
     Payments of deferred financing costs               0           0
     Paid in capital                                    0     197,400
     Proceeds from sale of stock                  240,000      12,600
          Net cash provided by (used in)
          Financing activities                  1,036,902     205,750

          Net change in cash and cash
          Equivalents                              53,522     (39,112)

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                        Three Months Ending
                                                      10/31/04     10/31/03

Cash and cash equivalents, beginning of period               0            0
Cash and cash equivalents, end of period                53,522      (12,112)

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Interest                                            9,928       32,339
     Income taxes                                            0            0

Supplemental schedule of non-cash investing and Financing activities:
     Stock issued for fixed assets                           0            0
     Stock issued for services                               0       12,600
     Stock issued for investment                             0            0
     Impairments and write-offs                              0            0
     Stock issued to extinguish debt                         0            0
     Stock issued to extinguish accrued expenses             0            0
     Total                                                   0       12,600






PART I - FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                October 31, 2004



(1)   General

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 2004. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended July 31, 2004.

Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI"), Phoenix Metals, Inc., a Texas corporation ("Phoenix") , and Powder River Basin Gas Corp ("Powder River"), a Colorado corporation. Premier and IB Energy, Inc. were sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. The operations of LRI ceased in 1997 with the expiration of its remaining foreign activities. Phoenix has conducted limited activities since 1997 as Imperial Environmental Company, although it has not officially changed its name. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City Petroleum, Inc. ("Oil City"), an Oklahoma corporation effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company owns approximately 36% of the common stock of Warrior Resources, Inc., ("Warrior") an Oklahoma corporation, and carries its ownership under the equity method.

The October 31, 2004 and 2003 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., and Imperial Environmental Company(formerly Phoenix Metals, Inc.) and its proportionate share of the assets, liabilities, revenues and expenses of Powder River Basin Gas Corporation(PRBGC), for which the company was the majority owner for the year ended July 31, 2003. The Company sold its controlling interest in PRBGC during fiscal 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company

Imperial Petroleum, Inc., a Nevada corporation ("the Company"), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and had diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company re-focused its efforts in the oil and natural gas business with the acquisitions of assets from Warrior Resources, Inc. and Hillside Oil & Gas LLC and is seeking to sell or develop through partnerships or joint ventures, its mining assets. At October 31,2004, the Company operated 127 oil and gas wells in Texas, New Mexico, Louisiana and Mississippi and owned an interest in an additional approximately 280 wells operated by others. Net daily production from the Company's oil and gas properties averaged approximately 127 Bopd and 912 Mcfpd during the quarter ended October 31, 2004. Subsequent to end of the quarter, the Company assumed operations of the Coquille Bay field in Louisiana which includes an additional 17 oil and gas completions. The Company's estimated net proven oil and gas reserves as of July 31, 2004 were 789.8 MBO and 17,719.6 MMCFG. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.



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

The Company entered into and closed the acquisition of 29,484,572 shares of the common stock of Warrior Resources, Inc. (formerly Comanche Energy, Inc.), representing approximately 30.8% of the issued and outstanding shares of Warrior on February 13, 2002 in connection with an Exchange Agreement (See "Exchange Agreement" included herein) between the Company and the management of Warrior, Messers. Luther Henderson and John Bailey. In connection with the Exchange Agreement, the Company issued 2,266,457 shares of its restricted common stock to Mr. Henderson, representing 12.9 % of the issued and outstanding shares of Registrant in exchange for 22,664,572 shares of the common stock of Warrior and 682,000 shares of its restricted common stock to Mr. John Bailey, representing
3.9 % of the issued and outstanding shares of the Company in exchange for 6,820,000 shares of the common stock of Warrior. Mr. Bailey and Mr. Henderson resigned as officers and directors of Warrior and Mr. Jeffrey Wilson, president of the Company, was appointed president and sole director of Warrior. Simultaneously with the closing of the Exchange Agreement with Messrs. Henderson and Bailey and the change of control of Warrior, the Company entered into an Agreement and Plan of Merger, subject to certain conditions, to offer to acquire the remaining issued and outstanding capital stock of Warrior through a subsequent offering to be registered with the Securities & Exchange Commission. The terms of the proposed exchange of shares with the remaining shareholders of Warrior was on the basis of one share of Imperial common stock in exchange for ten shares of Warrior common stock. Completion of the Agreement and Plan of Merger was subject to a number of conditions, including the completion of audited financials for Warrior, approval of the Warrior stockholders, the filing and effectiveness of a registration statement by Registrant for the shares to be offered, the satisfactory completion of due diligence and other customary closing conditions. Due to breaches of the agreements by the former management of Warrior, the Company terminated the proposed merger in August 2002. As a result of the termination of the merger agreement, the Company had the right to receive $200,000 or an equivalent value in shares of Warrior valued at $0.02 per share.

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

In April 2003, the Company agreed to acquire certain oil and natural gas interests owned by Renovared Resources, Inc. ("Renovared") located in Kentucky for $30,000. The properties comprise interests in approximately 44 wells and a pipeline and gathering system located in the New Albany Shale Gas play. The Company completed the Renovared acquisition in December 2004. In May 2003, the
Company acquired approximately 54% control of the stock of Powder River Basin Gas Corp in an Exchange Agreement with the former management and control shareholders of Powder River. (See Form 8-K dated May 2003). The Company issued a total of 2.65 million shares of its restricted common stock and a note payable in the amount of $200,000 in the transaction. As a result of the Exchange Transaction, Powder River became a consolidated subsidiary of the Company. Powder River owns some 7,000 net acres of leases in the Powder River Basin coalbed methane gas play in Wyoming. In October 2003 the Company entered into a letter of understanding and a subsequent stock sale agreement to sell 23,885,000 shares of the common stock of Powder River Basin Gas Corp of the 25,385,000 shares it presently owns. Under the terms of the sale, the Company received $175,000 in cash (less broker's fees of 10%); a secured note in the amount of $47,884.47; and a 12.5% carried working interest in the development of the leases owned by Powder River. The purchaser is required to purchase the convertible notes of Powder River in the approximate amount of $315,000 and to commit a minimum of $750,000 to the development of the leases owned by Powder River. The Powder River sale was closed December 17, 2003. (See Form 8-K filed December 29, 2003 and amended Form 8-K filed February 23, 2004 with financial information).

On July 7, 2003 the Company agreed to acquire the assets of Hillside Oil & Gas LLC. The transaction was closed on January 16, 2004. Under the terms of the agreement and amendments thereto, the Company acquired the oil and gas properties of Hillside for (1) the payment of its senior debt of approximately $4.6 million; (2) the assumption of an equipment note payable of $0.3 million;
(3) the payment of certain obligations of Hillside at closing of $168,000; (4) the assumption of approximately $348,000 in accounts payable of Hillside and (5) issuance of a note payable to Hillside in the amount of $324,000 and secured by 1 million shares of the Company's common stock. Hillside operated some 113 wells in Texas, New Mexico and Louisiana and as a result of the transaction, operations were assumed by the Company. (See Form 8-K filed January 29, 2004).

In October 2003 the Company sold 2,000,000 shares of restricted common stock to RAB Special Situations LP for $200,000 and a common stock purchase warrant in the amount of 2,000,000 shares exercisable at $0.12 per share. Demand rights were granted in connection with the issuance. The term of the warrant was one year. The warrant was subsequently exercised in October 2004. The proceeds of the sale were used to fund the ongoing expense of the acquisition effort of the Company and for working capital purposes.

In October 2003 the Company retired the note payable of $200,000 which had resulted from the acquisition of Powder River Basin Gas Corp with the issuance of 2,000,000 shares of restricted common stock and a common stock purchase warrant in the amount of 2,000,000 shares at an exercise price of $0.14 per share. Demand rights were granted with the issuance. The term of the warrant was one year and expired without being exercised.

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

The Company completed the acquisition of a 16% non-operated working interest in the Coquille Bay Field of south Louisiana in May 2004 from Royal-T oil Company for $800,000 which was funded out of additional borrowings from the Company's revolving line of credit. The properties are located in Plaquemines Parish, Louisiana. Subsequent to the quarter ended October 31, 2004, the Company acquired the remaining interests owned by Royal-T and became the operator of the project. The Company's interest in the project increased to a 22% working interest. (See Subsequent Events)

The Company signed a definitive agreement to acquire a 50% working interest position in certain wells and leases owned by Arkana Operating Company located in the Arkoma Basin of Oklahoma and Arkansas for $917,000. After conducting its due diligence, the Company terminated the transaction due to title deficiencies.

The Company completed the purchase of the rights to 31 wells and associated leases in Guadalupe county, Texas for the development of proved behind pipe reserves of approximately 300,000 bbls. from Caltex Operating Company and Apache Energy in June 2004. The proposed formation is the Pecan Gap a t 1900 feet and has been logged and cored in most of the wells on the leases. The Company issued a total of 1.375 million shares of its restricted common stock in connection with the acquisition and closing fees. The Company has not completed any workovers on the wells to date.

On October 14, 2004 the Company signed a Merger Agreement with United Heritage Corporation wherein the Company would merge with and become a wholly-owned subsidiary of United Heritage on the basis of 1 share of UHCP common stock for each 3 shares of IPTM common stock. The Company and United Heritage have extended the original time to complete the merger and the management of each Company is seeking to complete the necessary SEC filings and Proxy Solicitations to consummate the merger as soon as possible.

Subsequent Events:

In November 2004, the Company completed the change of control of Warrior Resources, Inc. to Universal Wireline Equipment LLC, a company based in Tulsa, OK. The Company retained 5 million shares of its previously owned Warrior common stock in connection with the change of control and received 720,000 shares of Imperial common stock which was previously held by Warrior. With the change of control, the Company sold certain rights to its Duke Gold Mine and received an additional 5 million shares of Warrior common stock and retained a 5% net smelter royalty in any proceeds from mining and processing of the Duke Mine claims in the future. Subsequent to closing, Warrior advised the Company that it would be unable to fulfill the obligations relating to the Duke Mine acquisition and the Company received a re-assignment of the mining claims and retained the shares of Warrior stock as liquidated damages.

In January 2005, the Company acquired operations from Royal-T Oil Company, Inc. in the Coquille Bay field of Louisiana and acquired certain interests owned by Royal-T resulting in an additional 6.05 % working interest and 10.235 % net revenue interest. The Company issued 891,402 shares of its restricted common stock and agreed to utilize Mr. Red Reeves, the President of Royal-T as an operations consultant for the field for a period of 12 months at a cost of $6,000 per month.


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



 (3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its oil and gas and other activities. As of October 31, 2004, the Company had a total of 5 notes payable to individuals and private companies totaling $1.03 million, in principal, of which $0.57 was with its Chairman and President. A total of $0.49 million of the remaining notes resulted from the purchase of Hillside and of that amount $0.25 million are secured by shares of the Company's common stock.



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

Development of its oil and natural gas leases will subject the Company's revenues to the fluctuations inherent in the energy business for the last several years. Crude oil and natural gas prices have reached record highs during the last several months and expectations are that prices for these commodities will remain above prior levels in the future. Current crude oil prices as posted on the New York Mercantile Exchange (NYMEX) are in the $56.00 per barrel range as a result of concerns over supplies while natural gas prices have reached highs of $9.00 per MMBTU during the winter months and are currently averaging $7.00 per MMBTU. The Company expects energy prices to continue to be volatile in the future, particularly in light of continued terrorist activities in the Middle East and elsewhere and the continued strong demand for petroleum products as the economies of the world maintain strong growth patterns. The Company had previously entered into hedging contracts with respect to a portion of its oil and gas production to minimize any significant downward energy price adjustments, however at the present time, the Company does not have any hedge agreements in place. The Company is also continuing to review additional hedging opportunities for its production in view of the substantially increased prices available today.

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


Three Months Comparison

Quarter ended October 31, 2004 compared to Quarter ended October 31, 2003. Revenues for the three months ending October 31, 2004 were $823,950 compared to revenues of $2,143 for the comparable quarter ended October 31, 2003. Revenues reflect the oil and gas sales from the Hillside and Warrior properties acquired in January 2004. Current monthly revenues are approximately $325,000 and are expected to continue to rise as a result of increased production and increased prices for products.

Oil and gas production operating expenses were $407,599 for the quarter ended October 31, 2004 compared to $2,824 for the quarter ended October 31, 2003 and represent lease operating expenses from oil and gas interests owned by the Company. No significant operations were conducted during the quarter on the Duke gold mine. Operating expenses are expected to increase as operations and production on the Coquille Bay acquisition begin.

General and  administrative  costs were  $117,516  for the three  months  ending
October 31, 2004 compared to $90,529 for the same period a year earlier and primarily reflects the increased level activity of the Company as a result of its recent acquisitions. G&A should continue to increase as the Company adds additional staff. Net interest expense for the quarter were $483,661 in 2004 compared to $32,339 for the same period in 2003 and reflects the higher borrowings by the Company as a result of its acquisition facility. Interest expenses will continue to increase as the Company continues to acquire assets with debt financing and continues its workover program to improve production.

The Company had an after-tax net loss of $403,385 ($0.009 per share) for the quarter ended October 31, 2004 compared to a net loss of $79,549 ($0.003 per share) for the comparable quarter a year earlier. Cash flow from operations was ($770,282) for the quarter ending October 31, 2004. The Company expects its net loss to increase until it completes its workover efforts.



CAPITAL RESOURCES AND LIOUIDITY


Because of the closing of the Hillside and Warrior asset acquisitions, the Company's capital requirements relate primarily to the workover operations on the Hillside and Warrior acquisitions and on the Coquille Bay acquisition to increase production. The Company has a great deal of flexibility in the timing and amount of these expenditures. Workover expenditures for the most recent quarter totaled $261,668 which was funded from borrowings under the Company's credit facility and out of cash flow generated by the properties.

As a result of the inability of the Company to raise capital, Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. Presently the Company is seeking a capital partner to assist in the development of the mine. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. Management has decided to seek a partner for the Duke Mine and focus its management resources and limited capital on its oil and natural gas properties and to focus on additional acquisitions in the oil and gas sector.

As a result of the Hillside and Warrior acquisitions, the Company completed an $18 million revolving financing of which approximately $11 million was required at closing, including approximately $0.25 million in working capital and $0.6 million in development capital for workovers. The availability under the revolving loan is subject to semi-annual evaluations of the Company's oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. Under monthly calculations of the Borrowing Base, adjusted for production and prices, the calculated Borrowing Base as of October 31, 2004 was approximately $19.7 million. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for October 2004 was 12.75%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company's operations and assets. As of October 31, 2004 the Company was in compliance with its loan covenants. Subsequently, however the Company was not in compliance with certain of the financial covenants of its Loan and received a waiver of certain deficiencies in its financial covenants relative to the Revolving Loan Commitment, subject to certain conditions to the granting of the waiver. Those conditions are as follows: (1.) the Company will complete its delinquent public filings and remain in a current status with regard to future filings of public information, and (2) the Company will complete the currently planned merger on or before August 31, 2005 or the Company will complete an equity infusion and reduce its Senior debt by a minimum of $5 million on or before August 31, 2005. Failure to complete these conditions will result in the Company being in default on its Revolving Loan and subject to the remedies provided therein. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $650,000 with a Bank. The terms of the Subordinated Financing are a term of 4 years from the closing date (January 15, 2004) and an interest rate of 4% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan.

The timing of expenditures for the Company's oil and natural gas and mining activities are generally distributed over several months, and as such, the Company anticipates its current working capital will be sufficient to meet its capital expenditures. The Company has no immediate plans to spend any capital on the Duke Mine during the present fiscal year. The Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining companies to develop the Duke Mine. There can be no assurance that the Company will be successful in its efforts to locate outside capital and as a result the level of the Company's mining activities may need to be curtailed, deferred or abandoned entirely.

The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial workover operations. The Company anticipates that its cash flow will be sufficient to fund its operations at their current levels and that no additional funds or borrowings will be required. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $571,082 as of October 31, 2004. These funds have been used to initiate the Company's oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future and the existing credit facilities will be sufficient to fund the Company's ongoing needs.

At October 31, 2004, the Company had current assets of $721,232 and current liabilities of $2,187,662, which resulted in negative working capital of $1,466,430. The negative working capital position is comprised of trade accounts payable including accounts of Hillside and Warrior assumed by the Company as a result of the acquisition of $874,810, of accrued expenses payable of $282,067 consisting primarily of interest and accrued salaries payable to the Company's

President, notes payable to the Company's President of $571,082, and third party notes payable of $459,683. As of October 31, 2004 the Company had cash and cash equivalents of $430,752, including restricted cash and accounts receivable of $290,480.

Oil and Gas Hedging

As a requirement of the financing commitment, the Company purchased certain hedging contracts at closing of the Hillside and Warrior acquisitions designed to place a "floor" price on at least 25% of the Company's anticipated monthly production at a level acceptable to the lender. The Company purchased one "put" option crude oil contract per month through August 2004 at a strike price of $25.00 Bbl and one "put" option natural gas contract through August 2004 at a strike price of $4.00 per MMBtu. The contracts have expired and the Company has not replaced its hedging agreements.

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



PART II
OTHER INFORMATION



Item 1.                      Legal Proceedings.

Imperial Petroleum, Inc. versus Ravello Capital LLC: The Company filed suit in Federal District Court in Tulsa County, Oklahoma against Ravello Capital LLC on November 20, 2000. The suit alleged breach of contract and sought to have the contract declared partially performed in the amount of $74,800 and sought relief in the amount of $488,390 for the unpaid consideration and punitive damages and attorneys fees. The Company received a judgment award against Ravello in the amount of $488,390 and subsequently collected and credited the judgment in the amount of $85,638.02 as a result of the re-issuance of certain of its shares in Warrior, held by Ravello in escrow and not released. The Company does not believe it will be successful in collecting the balance of the judgment against Ravello. The Company, through its predecessor in interest, was named a defendant in a class action lawsuit seeking damages by the plaintiffs for inadequate development of the Moss Unit located in Panola county, Texas. The plaintiffs sought unspecified damages. The lawsuit was settled subsequent to year-end through the execution of a farmout agreement with a company nominated by the plaintiffs to drill additional wells in the Unit. The Company retained an over-riding royalty interest in the farmout wells to be drilled and all rights to its existing proration unit surrounding the Moss well, as well as $132,500 as consideration for executing the farmout. Three additional wells have subsequently been drilled in the Unit.

The Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola county, Texas. The Crump Unit encompasses the Company's Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff's damages resulting from the Company's failure to develop the property. The damages are unspecified. At year end July 31, 2004, no further discovery had occurred in the case. Subsequent to year end, the Company executed a farmout agreement with Burke Royalty, a co-defendant in the suit, regarding the acreage in question. A settlement of the case has subsequently been reached and the Company's farmout terms with Burke will remain the same.

The Company has received a letter from an attorney representing Powder River Basin Gas Corp in reference to certain claims PRVB believes it has against the Company and its management in reference to the sale of PRVB and the warranties and representations provided by the Company. No lawsuit has been filed. The Company believes the claims are without merit and intends to vigorously defend any action taken as a result.

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





Dated:      August 10, 2005


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


Date: 8/10/2005                     By:  /s/ Jeffrey T. Wilson,  President & CEO



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the quarterly report of Imperial Petroleum, Inc. (the "Company") on Form l0-Q for the quarter ended October 31, 2004, Jeffrey T. Wilson hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES - OXLEY Act of 2002, that to the best of his knowledge:

1. The quarterly report fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: 8/10/2004                     By:  /s/ Jeffrey T. Wilson,  President & CEO