Form 10-Q
period 2005-01-31
IMPERIAL PETROLEUM INC
filed 2005-08-16
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                    FORM 10-Q

      ANNUAL REPORT          PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the Quarterly Period Ended January 31, 2005
      TRANSITION REPORT      PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the transition period from_____ to______

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____ -



     On January 31, 2005, there were 41,873,103 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                             Ended January 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.
                                                                            Page

Consolidated Balance Sheets as of July 31, 2004 and January 31, 2005        4-5

Consolidated Statements of Operations for the three months ended 6 And six months ended January 31,2005 and 2004.

Consolidated Statements of Cash Flows for the three months ended              7
January 31, 2005 and 2004

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

                                     Part I


                              Financial Information

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                               (January 31, 2005)

                                         31-January-05   31-Jul-04
ASSETS
Current Assets
Cash                                        $  38,278     $      0
Certificates of Deposit                       377,230      375,000
Accounts Receivable                           623,188      411,792
Other current assets                                0            0
     Total current assets                   1,038,696      786,792

Property, Plant and Equipment
Mining Claims, options & development costs     41,760       41,760
Oil and gas properties (full cost method)  15,908,794   15,072,420
Acquisition in Progress                             0            0
                                            ---------   ----------
                                           15,950,554   15,114,180

Less: Accumulated DD&A                       (429,354)    (233,449)
                                             ---------    ---------
     Net property, plant and equipment     15,521,200   14,880,731

Other Assets:
Deposits                                       15,500       15,500
Investments                                    36,506       36,506
Deferred financing expenses-net             1,181,331    1,063,092
                                            ---------    ---------
     Total other assets                     1,233,337    1,115,098

TOTAL ASSETS                              $17,793,233  $16,782,621
                                          ===========  ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable                            $1,695,909  $1,308,057
Accrued expenses                               319,164     561,788
Notes payable-current portion                  414,020     516,320
Note payable-related parties                   559,083     518,550
                                               -------     -------
     Total current liabilities               2,988,176   2,904,715

Asset Retirement Obligation                    241,793     230,793

Long Term Liabilities
Notes Payable                                  650,000     650,000
Line of Credit                              14,363,208  12,888,469
Deferred Income Taxes                                0           0
     Total non-current liabilities          15,013,208  13,338,469

Stockholder's Equity
Common stock                                   251,239     239,239
Additional paid-in capital                   9,559,611   9,339,644
Retained earnings                           (9,553,489) (8,562,935)
Treasury stock                                (707,304)   (707,304)
     Total stockholder's equity               (449,944)    308,644

Total Liabilities and Stockholder's
Equity                                     $17,793,233  $16,782,621

                             IMPERIAL PETROLEUM,INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED


                                        Three Months Ending  Six Months Ending
                                        01/31/05  01/31/04   01/31/05  01/31/04
Revenue and other income:
Oil and gas revenue                     $615,410  $124,592  $1,439,360 $124,594

     Total operating income             $615,410  $124,592  $1,439,360 $124,594

Costs and Expenses:
Production costs and taxes               330,349    45,491     737,948   45,633
Mining operating expense                       0         0           0        0
Impairment loss                                0         0           0        0
General and administrative               104,512   401,722     222,028  492,251
Merger expenses                                0         0           0        0
Depreciation, depletion and amortization  78,003    39,997     195,904   39,997
                                          ------    ------     -------   ------
     Total costs and expenses            512,864   487,210   1,155,880  577,880

Income/Loss from operations              102,546  (362,618)    283,480 (453,286)

Other Income/(expense)
Interest expense                        (551,506) (185,875) (1,035,167)(186,616)
Interest income                                0         0       2,730
0
Amortization of loan fees               (138,389)        0    (241,777)       0
Management fees                                0    16,000           0
60,000
Other income (expense)                         0         0           0        0
Gain/(loss) on sale of assets                  0   (17,635)          0  (17,635)
                                          ------   --------    -------  --------
     Total other income/expense         (689,895) (187,510) (1,274,214)(144,251)

Net Income/(Loss) Before Income Taxes   (587,349) (550,128)   (990,734)(597,537)

Provision for Income Taxes
Current                                         0         0          0        0
Deferred                                        0         0          0        0
Total benefit from income taxes                 0         0          0        0

Net Income/(Loss)                      $(587,349)$(550,128) $(990,734)$(597,537)

Income/(Loss) per share                   (0.014)    (0.015)   (0.024)   (0.017)

Weighted average shares outstanding  41,873,103 37,298,103 41,873,103 34,948,103

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                       Six Months Ending
                                                       01/31/05 01/31/04


Operating activities:
     Net loss                                    (990,734)    (597,539)
     Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
     Depreciation, depletion and
      amortization                                437,681       10,400
     Expenses paid with common stock                    0            0
     Loss (gain) on sale and disposal
      of assets                                         0            0
     Write-offs and impairments                         0            0
     Change in accounts receivable               (211,397)      (4,597)
     Change in accrued interest receivable              0            0
     Change in other assets                             0       84,393
     Change in accounts payable                   387,852       47,203
     Change in accrued expenses                  (231,624)      42,945
          Net cash provided by (used in)
          Operating activities                   (608,222)     (17,195)

Investing activities:
     Purchase of oil and gas properties          (836,374) (13,354,741)
     Proceeds from notes receivable-
      Related party                                     0            0
     Proceeds from notes receivable-
      Other                                             0      (63,717)
     Purchases of certificates of deposit               0            0
     Proceeds of sale of assets                         0            0
          Net cash provided by (used in)
          Investing activities                   (836,374) (13,418,458)

Financing activities:
     Proceeds from notes payable                1,304,641   11,689,839
     Payments on notes payable                   (102,300)      91,936
     Proceeds from notes payable-
      Related party                                40,533            0
     Payments on notes payable-
      Related party                                     0     (151,084)
     Payments of deferred financing costs               0            0
     Paid in capital                              240,000      861,702
     Minority interests                                 0     (353,520)
     Proceeds from sale of stock                        0       38,700
          Net cash provided by (used in)
          Financing activities                  1,482,874   12,177,573

          Net change in cash and cash
          Equivalents                              38,278   (1,258,080)

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                         Six Months Ending
                                                      01/31/05     01/31/04

Cash and cash equivalents, beginning of period               0      709,654
Cash and cash equivalents, end of period                38,278            0

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Interest                                            9,829       32,339
     Income taxes                                            0            0

Supplemental schedule of non-cash investing and
     Financing activities:
     Stock issued for fixed assets                           0            0
     Stock issued for services                               0       12,600
     Stock issued for investment                             0            0
     Impairments and write-offs                              0            0
     Stock issued to extinguish debt                         0            0
     Stock issued to extinguish accrued expenses             0            0
     Total                                                   0       12,600

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

The January 31, 2004 and 2003 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., and Imperial Environmental Company(formerly Phoenix Metals, Inc.) and its proportionate share of the assets, liabilities, revenues and expenses of Powder River Basin Gas Corporation(PRBGC), for which the company was the majority owner for the year ended July 31, 2003. The Company sold its controlling interest in PRBGC during fiscal 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company

Imperial Petroleum, Inc., a Nevada corporation ("the Company"), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and had diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company re-focused its efforts in the oil and natural gas business with the acquisitions of assets from Warrior Resources, Inc. and Hillside Oil & Gas LLC and is seeking to sell or develop through partnerships or joint ventures, its mining assets. At January 31,2005, the Company operated 127 oil and gas wells in Texas, New Mexico, Louisiana and Mississippi and owned an interest in an additional approximately 280 wells operated by others. Net daily production from the Company's oil and gas properties averaged approximately 68 Bopd and 780 Mcfpd during the quarter ended January 31, 2005, reflecting a decrease in average production from the prior quarter due to well downtime in New Mexico. The Company assumed operations of the Coquille Bay field in Louisiana which includes an additional 17 oil and gas completions. The Company's estimated net proven oil and gas reserves as of July 31, 2004 were 789.8 MBO and 17,719.6 MMCFG. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.



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

The Company completed the acquisition of a 16% non-operated working interest in the Coquille Bay Field of south Louisiana in May 2004 from Royal-T oil Company for $800,000 which was funded out of additional borrowings from the Company's revolving line of credit. The properties are located in Plaquemines Parish, Louisiana. The Company acquired the remaining interests owned by Royal-T and became the operator of the project during the quarter. The Company's interest in the project increased to a 22% working interest.

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

In November 2004, the Company completed the change of control of Warrior Resources, Inc. to Universal Wireline Equipment LLC, a company based in Tulsa, OK. The Company retained 5 million shares of its previously owned Warrior common stock in connection with the change of control and received 720,000 shares of Imperial common stock which was previously held by Warrior. With the change of control, the Company sold certain rights to its Duke Gold Mine and received an additional 5 million shares of Warrior common stock and retained a 5% net smelter royalty in any proceeds from mining and processing of the Duke Mine claims in the future. Subsequent to closing, Warrior advised the Company that it would be unable to fulfill the obligations relating to the Duke Mine acquisition and the Company received a re-assignment of the mining claims and retained the shares of Warrior stock as liquidated damages, effectively un-winding the transaction.

In January 2005, the Company acquired operations from Royal-T Oil Company, Inc. in the Coquille Bay field of Louisiana and agreed to acquire certain interests owned by Royal-T resulting in an additional 6.05 % working interest and 10.235 % net revenue interest. The Company issued 891,402 shares of its restricted common stock and agreed to utilize Mr. Red Reeves, the President of Royal-T as an operations consultant for the field for a period of 12 months at a cost of $6,000 per month. The transaction was closed in April, 2005.


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

 (3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its oil and gas and other activities. As of January 31, 2005, the Company had a total of 5 notes payable to individuals and private companies totaling $0.91 million, in principal, of which $0.49 was with its Chairman and President. A total of $0.41 million of the remaining notes resulted from the purchase of Hillside and of that amount $0.22 million are secured by shares of the Company's common stock.



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

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant downward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $425.00 per ounce and have increased recently as a result of instability in the financial markets due to the events of 9/11/01. Gold prices are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial revenues from the sale of gold in the near future.


Three Months Comparison

Quarter ended January 31, 2005 compared to Quarter ended January 31, 2004. Revenues for the three months ending January 31, 2005 were $615,410 compared to revenues of $124,592 for the comparable quarter ended January 31, 2004. Revenues reflect the oil and gas sales from the Hillside and Warrior properties acquired in January 2004 and the successful remedial work program to return wells to production undertaken by the Company. Revenues were down from the prior quarter in fiscal 2005 as a result of continued mechanical problems in our New Mexico field, which we believe have now been remedied. Current monthly revenues are approximately $325,000 and are expected to continue to rise as a result of increased production and increased prices for products.

Oil and gas production operating expenses were $330,349 for the quarter ended January 31, 2005 compared to $45,491 for the quarter ended January 31, 2004 and represent lease operating expenses from oil and gas interests owned by the Company. No significant operations were conducted during the quarter on the Duke gold mine. Operating expenses are expected to increase as operations and production on the Coquille Bay acquisition begin.

General and administrative costs were $104,512 for the three months ending January 31, 2005 compared to $401,722 for the same period a year earlier and primarily reflects the level activity of the Company as a result of its recent acquisitions. The prior period included expenses associated with the closing of the acquisitions. G&A should continue to increase as the Company adds additional staff. Net interest expense for the quarter were $551,506 in 2005 compared to $185,875 for the same period in 2004 and reflects the higher borrowings by the Company as a result of its acquisition facility. Interest expenses will continue to increase as the Company continues to acquire assets with debt financing and continues its workover program to improve production.

The Company had an after-tax net loss of $587,349 ($0.014 per share) for the quarter ended January 31, 2005 compared to a net loss of $550,128 ($0.015 per share) for the comparable quarter a year earlier. Cash flow from operations was $180,550 for the quarter ending January 31, 2005. The Company expects its net loss to increase until it completes its workover efforts.

Six Months Comparison

Six months ended January 31, 2005 compared to Six months ended January 31, 2004. Revenues for the six months ending January 31, 2005 were $1,439,360 compared to revenues of $124,592 for the comparable period ended January 31, 2004. Revenues reflect the oil and gas sales from the Hillside and Warrior properties acquired in January 2004 and the successful remedial work program to return wells to production undertaken by the Company. Revenues were down from the prior quarter in fiscal 2005 as a result of continued mechanical problems in our New Mexico field, which we believe have now been remedied. Current monthly revenues are approximately $325,000 and are expected to continue to rise as a result of increased production and increased prices for products.

Oil and gas production operating expenses were $737,948 for the six months ended January 31, 2005 compared to $45,633 for the six months ended January 31, 2004 and represent lease operating expenses from oil and gas interests owned by the Company. No significant operations were conducted during the quarter on the Duke gold mine. Operating expenses are expected to increase as operations and production on the Coquille Bay acquisition begin.

General and administrative costs were $222,028 for the six months ending January 31, 2005 compared to $492,251 for the same period a year earlier and primarily reflects the level activity of the Company as a result of its recent acquisitions. The prior period included expenses associated with the closing of the acquisitions. G&A should continue to increase as the Company adds additional staff. Net interest expense for the six months was $1,035,167 in 2005 compared to $186,616 for the same period in 2004 and reflects the higher borrowings by the Company as a result of its acquisition facility. Interest expenses will continue to increase as the Company continues to acquire assets with debt financing and continues its workover program to improve production.

The Company had an after-tax net loss of $990,734 ($0.024 per share) for the six months ended January 31, 2005 compared to a net loss of $597,537 ($0.017 per share) for the comparable period a year earlier. Cash used in operations was $608,222 for the six months ending January 31, 2005. The Company expects its net loss to increase until it completes its workover efforts.

CAPITAL RESOURCES AND LIOUIDITY


Because of the closing of the Hillside and Warrior asset acquisitions, the Company's capital requirements relate primarily to the workover operations on the Hillside and Warrior acquisitions and on the Coquille Bay acquisition to increase production. The Company has a great deal of flexibility in the timing and amount of these expenditures. Workover expenditures for the most recent quarter totaled $611,775 which was funded from borrowings under the Company's credit facility and out of cash flow generated by the properties. Workover expenses increased significantly as a result of the assumption of operation at Coquille Bay.

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

As a result of the Hillside and Warrior acquisitions, the Company completed an $18 million revolving financing of which approximately $11 million was required at closing, including approximately $0.25 million in working capital and $0.6 million in development capital for workovers. The availability under the revolving loan is subject to semi-annual evaluations of the Company's oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. Under monthly calculations of the Borrowing Base, adjusted for production and prices, the calculated Borrowing Base as of January 31, 2005 was approximately $15.9 million. The Borrowing Base decreased from prior periods as a result of a new engineering report that was completed, which became the new base reserve report used in the calculation of the Borrowing Base. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for January 2005 was 13.25%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company's operations and assets. As of January 31, 2005 the Company was not in compliance with its loan covenants. Subsequently, however the Company received a waiver of certain deficiencies in its financial covenants relative to the Revolving Loan Commitment, subject to certain conditions to the granting of the waiver. Those conditions are as follows: (1.) the Company will complete its delinquent public filings and remain in a current status with regard to future filings of public information, and (2) the Company will complete the currently planned merger on or before August 31, 2005 or the Company will complete an equity infusion and reduce its Senior debt by a minimum of $5 million on or before August 31, 2005. Failure to complete these conditions will result in the Company being in default on its Revolving Loan and subject to the remedies provided therein. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $650,000 with a Bank. The terms of the Subordinated Financing are a term of 4 years from the closing date (January 15, 2004) and an interest rate of 4% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan.

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

The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial workover operations. The Company anticipates that its cash flow will be sufficient to fund its operations at their current levels and that no additional funds or borrowings will be required. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $559,083 as of January 31, 2005. These funds have been used to initiate the Company's oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future and the existing credit facilities will be sufficient to fund the Company's ongoing needs.

At January 31, 2005, the Company had current assets of $1,038,696 and current liabilities of $2,988,176, which resulted in negative working capital of $1,949,480. The negative working capital position is comprised of trade accounts payable including accounts of Hillside and Warrior assumed by the Company as a result of the acquisition of $1,695,909, of accrued expenses payable of $319,162 consisting primarily of interest and accrued salaries payable to the Company's President, notes payable to the Company's President of $559,083, and third party notes payable of $414,020. The increase in accounts payable is the result of the assumption of operations of the Coquille Bay operations and the timing of receipt of expenditures billed to third party partners in the project. As of January 31, 2005 the Company had cash and cash equivalents of $415,508, including restricted cash, and accounts receivable of $623,188.

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


                                                  Imperial Petroleum, Inc.

                                                  By: /s/ Jeffrey T. Wilson
                                                     -----------------------
                                                          Jeffrey T. Wilson,
                                                  President and Chief
                                                  Executive Officer





Dated:      August 12, 2005


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


Date: 8/12/05                      By:  /s/ Jeffrey T. Wilson,  President & CEO



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


Date: 8/12/2005                    By:  /s/ Jeffrey T. Wilson,  President & CEO