Form 10-Q
period 2005-04-30
IMPERIAL PETROLEUM INC
filed 2005-08-17
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                    FORM 10-Q

      ANNUAL REPORT          PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                             Quarterly Period Ended April 30, 2005
      TRANSITION REPORT      PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the transition period from_____ to______

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____



On April 30, 2005, there were 42,964,505 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                              Ended April 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.
                                                                            Page

Consolidated Balance Sheets as of July 31, 2004 and April 30, 2005          4-5

Consolidated Statements of Operations for the three months ended 6 And nine months ended April 30, 2005 and 2004.

Consolidated Statements of Cash Flows for the three months ended              7
April 30, 2005 and 2004

Notes to Consolidated Financial Statements                                    8

Item 2.      Management's Discussion and Analysis of
            Financial Condition and Results of Operations.                   12


PART II - OTHER INFORMATION


     The information called for by Item 1. Legal Proceedings, Item 2.        18
     Changes in Securities, Item 3. Default Upon Senior Securities,
     Item 4. Submission of Matters to a Vote of Security Holders, Item
     5. Other Information and Item 6. Exhibits and Reports on Form 8-
     K have been omitted as either inapplicable or because the answer thereto is negative, except as discussed.


SIGNATURES                                                                   19

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

                                     Part I


                              Financial Information

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                                (April 30, 2005)

                                          30-April-05    31-Jul-04
ASSETS
Current Assets
Cash                                        $  57,531     $      0
Certificates of Deposit                        52,230      375,000
Accounts Receivable                           664,000      411,792
Other current assets                                0            0
     Total current assets                     773,761      786,792

Property, Plant and Equipment
Mining Claims, options & development costs     41,760       41,760
Oil and gas properties (full cost method)  16,439,649   15,072,420
Acquisition in Progress                             0            0
                                            ---------   ----------
                                           16,481,409   15,114,180

Less: Accumulated DD&A                       (512,300)    (233,449)
                                             ---------    ---------
     Net property, plant and equipment     15,969,109   14,880,731

Other Assets:
Deposits                                       15,500       15,500
Investments                                    36,506       36,506
Deferred financing expenses-net             1,032,924    1,063,092
                                            ---------    ---------
     Total other assets                     1,084,930    1,115,098

TOTAL ASSETS                              $17,827,800  $16,782,621
                                          ===========  ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable                            $1,581,052  $1,308,057
Accrued expenses                               351,269     561,788
Notes payable-current portion                  362,440     516,320
Note payable-related parties                   576,582     518,550
Deposits from customers                        118,062           0
                                               -------     -------
     Total current liabilities               2,989,405   2,904,715

Asset Retirement Obligation                    247,293     230,793
Long Term Liabilities
Notes Payable                                  650,000     650,000
Line of Credit                              14,877,280  12,888,469
Deferred Income Taxes                                0           0
     Total non-current liabilities          15,527,280  13,338,469

Stockholder's Equity
Common stock                                   257,787     239,239
Additional paid-in capital                   9,712,923   9,339,644
Retained earnings                          (10,199,584) (8,562,935)
Treasury stock                                (707,304)   (707,304)
     Total stockholder's equity               (936,178)    308,644

Total Liabilities and Stockholder's
Equity                                     $17,827,800 $16,782,621

                             IMPERIAL PETROLEUM,INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED


                                       Three Months Ending   Nine Months Ending
                                        04/30/05  04/30/04   04/30/05  04/30/04
Revenue and other income:Oil and gas
revenue                                 $660,125  $685,350  $2,099,485 $124,594

     Total operating income             $660,125  $685,350  $2,099,485 $124,594

Costs and Expenses:
Production costs and taxes               356,886   218,541   1,094,834   45,633
Mining operating expense                       0         0           0        0
Impairment loss                                0         0           0        0
General and administrative               177,091    95,309     399,119  492,251
Merger expenses                                0         0           0        0
Depreciation, depletion
  and amortization                        82,946   118,597     278,850   39,997
                                         --------  -------     -------   ------
     Total costs and expenses            616,923   432,447   1,772,803  577,880

Income/Loss from operations               43,202   252,903     326,682 (453,286)

Other Income/(expense)
Interest expense                        (551,471) (371,015) (1,582,608)(186,616)
Interest income                            6,713         0       9,443
0
Amortization of loan fees               (148,389)        0    (390,166)       0
Management fees                                0         0           0
60,000
Other income (expense)                         0         0           0        0
Gain/(loss) on sale of assets                  0         0           0  (17,635)
                                          ------   --------    -------  --------
     Total other income/expense         (693,147) (371,015) (1,963,331)(144,251)

Net Income/(Loss) Before Income Taxes   (649,945) (118,112) (1,636,649)(597,537)
Extraordinary item                             0  (822,506)          0
(822,506)
Provision for Income Taxes
Current                                        0         0           0        0
Deferred                                       0         0           0        0
Total benefit from income taxes                0         0           0        0
Net Income/(Loss)
$(649,945)$(940,618)$(1,636,649)$(1,538,157)

Income/(Loss) per share                   (0.015)   (0.025)   (0.039)   (0.041)

Weighted average shares
  outstanding                       42,964,505 37,298,103 41,873,103 37,298,103

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                       Nine Months Ending
                                                       04/30/05 04/30/04


Operating activities:
     Net loss                                      (1,636,649)   (1,538,157)
     Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
     Depreciation, depletion and
      amortization                                    669,016      158,594
     Expenses paid with common stock                        0            0
     Loss (gain) on sale and disposal
      of assets                                             0            0
     Write-offs and impairments                             0            0
     Change in accounts receivable                   (252,208)     (29,597)
     Change in accrued interest receivable                  0       (4,597)
     Change in other assets                                 0       84,393
     Change in accounts payable                       272,995      365,505
     Change in accrued expenses                      (194,018)      51,403
     Change in deposits from customers                118,062            -
          Net cash provided by (used in)
          Operating activities                     (1,022,802)    (912,456)

Investing activities:
     Purchase of oil and gas properties            (1,367,229) (13,500,505)
     Proceeds from notes receivable-
      Related party                                         0            0
     Proceeds from notes receivable-
      Other                                                 0      (66,238)
     Proceeds from certificates of deposit            322,770            0
     Proceeds of sale of assets                             0            0
          Net cash provided by (used in)
          Investing activities                     (1,044,459) (13,566,743)

Financing activities:
     Proceeds from notes payable                    2,346,051   12,190,584
     Payments on notes payable                       (311,120)    (68,458)
     Proceeds from notes payable-
      Related party                                    58,032           0
     Payments on notes payable-
      Related party                                         0           0
     Payments of deferred financing costs            (359,998)          0
     Proceeds from issuance of stock                  391,827     861,702
     Minority interests                                     0    (353,520)
               Net cash provided by (used in)
          Financing activities                      2,124,792  12,668,918

          Net change in cash and cash
          Equivalents                                  57,531  (1,810,281)

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                            Nine Months Ending
                                                      04/30/05     04/34/04

Cash and cash equivalents, beginning of period               0      709,654
Cash and cash equivalents, end of period                57,531      159,534

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                           17,919       32,339
     Income taxes                                            0            0

Supplemental schedule of non-cash investing and Financing activities:
     Stock issued for fixed assets                     128,361            0
     Stock issued for services                          28,800       12,600
     Stock issued for investment                             0            0
     Impairments and write-offs                              0            0
     Stock issued to extinguish debt                         0            0
     Stock issued to extinguish accrued expenses             0            0
     Total                                             157,161       12,600

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

The April 30, 2005 and 2004 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., and Imperial Environmental Company(formerly Phoenix Metals, Inc.) and its proportionate share of the assets, liabilities, revenues and expenses of Powder River Basin Gas Corporation(PRBGC), for which the company was the majority owner for the year ended July 31, 2003. The Company sold its controlling interest in PRBGC during fiscal 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company re-focused its efforts in the oil and natural gas business with the acquisitions of assets from Warrior Resources, Inc. and Hillside Oil & Gas LLC and is seeking to sell or develop through partnerships or joint ventures, its mining assets. At April 30,2004, the Company operated 127 oil and gas wells in Texas, New Mexico, Louisiana and Mississippi and owned an interest in an additional approximately 280 wells operated by others. Net daily production from the Company's oil and gas properties averaged approximately 68 Bopd and 753 Mcfpd during the quarter ended April 30, 2005. The Company assumed operations of the Coquille Bay field in Louisiana which includes an additional 17 oil and gas completions. The Company's estimated net proven oil and gas reserves as of July 31, 2004 were 789.8 MBO and 17,719.6 MMCFG. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.



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

(3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its oil and gas and other activities. As of April 30, 2005, the Company had a total of 5 notes payable to individuals and private companies totaling $0.94 million, in principal, of which $0.58 was with its Chairman and President. A total of $0.36 million of the remaining notes resulted from the purchase of Hillside and of that amount $0.20 million are secured by shares of the Company's common stock.




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


Three Months Comparison

Quarter ended April 30, 2005 compared to Quarter ended April 30, 2004. Revenues for the three months ending April 30, 2005 were $660,125 compared to revenues of $685,350 for the comparable quarter ended April 30, 2004. Revenues reflect the oil and gas sales from the Hillside and Warrior properties acquired in January 2004 and the successful remedial work program to return wells to production undertaken by the Company. Revenues were down from the prior quarter period as a result of continued mechanical problems in our New Mexico field, which we believe have now been remedied. Current monthly revenues are approximately
$325,000 and are expected to continue to rise as a result of increased production and increased prices for products.

Oil and gas production operating expenses were $356,886 for the quarter ended April 30, 2005 compared to $218,541 for the quarter ended April 30, 2004 and represent lease operating expenses from oil and gas interests owned by the Company. Operating expenses for the most recent quarter are increased as a result of the operations at Coquille Bay. No significant operations were conducted during the quarter on the Duke gold mine. Operating expenses are expected to increase as operations and production on the Coquille Bay acquisition begin.

General and administrative costs were $177,091 for the three months ending April 30, 2005 compared to $95,309 for the same period a year earlier and primarily reflects the level activity of the Company as a result of its recent acquisitions. The current quarter reflects additional expenses incurred for reserve engineering and accounting fees. G&A should continue to increase as the Company adds additional staff. Net interest expense for the quarter were $551,471 in 2005 compared to $371,015 for the same period in 2004 and reflects the higher borrowings by the Company as a result of its acquisition facility. Interest expenses will continue to increase as the Company continues to acquire assets with debt financing and continues its workover program to improve production.

The Company had an after-tax net loss of $649,945 ($0.015 per share) for the quarter ended April 30, 2005 compared to a net loss of $940,618 ($0.025 per share) for the comparable quarter a year earlier. Cash used in operations was $414,581 for the quarter ending April 30, 2005. The Company expects its net loss to increase until it completes its workover efforts.

Nine Months Comparison

Nine months ended April 30, 2005 compared to Nine months ended April 30, 2004. Revenues for the nine months ending April 30, 2005 were $2,099,485 compared to revenues of $124,594 for the comparable period ended April 30, 2004. Revenues reflect the oil and gas sales from the Hillside and Warrior properties acquired in January 2004 and the successful remedial work program to return wells to production undertaken by the Company. Revenues were down from the prior quarter in fiscal 2005 as a result of continued mechanical problems in our New Mexico field, which we believe have now been remedied. Current monthly revenues are approximately $325,000 and are expected to continue to rise as a result of increased production and increased prices for products.

Oil and gas production operating expenses were $1,094,834 for the nine months ended April 30, 2005 compared to $45,633 for the nine months ended April 30, 2004 and represent lease operating expenses from oil and gas interests owned by the Company. No significant operations were conducted during the quarter on the Duke gold mine. Operating expenses are expected to increase as operations and production on the Coquille Bay acquisition begin.

General and administrative costs were $399,119 for the nine months ending April 30, 2005 compared to $492,251 for the same period a year earlier and primarily reflects the level activity of the Company as a result of its recent acquisitions. The prior period included expenses associated with the closing of the acquisitions. G&A should continue to increase as the Company adds additional staff. Net interest expense for the nine months was $1,582,608 in 2005 compared to $186,616 for the same period in 2004 and reflects the higher borrowings by the Company as a result of its acquisition facility. Interest expenses will continue to increase as the Company continues to acquire assets with debt financing and continues its workover program to improve production.

The Company had an after-tax net loss of $1,636,649 ($0.039 per share) for the nine months ended April 30, 2005 compared to a net loss of $1,538,157 ($0.041 per share) for the comparable period a year earlier. Cash used in operations (before interest expense) was $1,022,803 for the nine months ending April 30, 2005. The Company expects its net loss to increase until it completes its workover efforts.

CAPITAL RESOURCES AND LIOUIDITY


Because of the closing of the Hillside and Warrior asset acquisitions, the Company's capital requirements relate primarily to the workover operations on the Hillside and Warrior acquisitions and on the Coquille Bay acquisition to increase production. The Company has a great deal of flexibility in the timing and amount of these expenditures. Workover expenditures for the most recent quarter totaled $397,128 which was funded from borrowings under the Company's credit facility and out of cash flow generated by the properties. Workover expenses increased significantly as a result of the assumption of operation at Coquille Bay.

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

As a result of the Hillside and Warrior acquisitions, the Company completed an $18 million revolving financing of which approximately $11 million was required at closing, including approximately $0.25 million in working capital and $0.6 million in development capital for workovers. The availability under the revolving loan is subject to semi-annual evaluations of the Company's oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. Under monthly calculations of the Borrowing Base, adjusted for production and prices, the calculated Borrowing Base as of April 30, 2005 was approximately $16.2 million. The Borrowing Base decreased from prior periods as a result of a new engineering report that was completed, which became the new base reserve report used in the calculation of the Borrowing Base. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for April 2005 was 13.75%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company's operations and assets. As of April 30, 2005 the Company was not in compliance with its loan covenants. Subsequently, however the Company received a waiver of certain deficiencies in its financial covenants relative to the Revolving Loan Commitment, subject to certain conditions to the granting of the waiver. Those conditions are as follows: (1.) the Company will complete its delinquent public filings and remain in a current status with regard to future filings of public information, and (2) the Company will complete the currently planned merger on or before August 31, 2005 or the Company will complete an equity infusion and reduce its Senior debt by a minimum of $5 million on or before August 31, 2005. Failure to complete these conditions will result in the Company being in default on its Revolving Loan and subject to the remedies provided therein. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $650,000 with a Bank. The terms of the Subordinated Financing are a term of 4 years from the closing date (January 15, 2004) and an interest rate of 4% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan.

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

The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial workover operations. The Company anticipates that its cash flow will be sufficient to fund its operations at their current levels and that no additional funds or borrowings will be required. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $576,582 as of April 30, 2005. These funds have been used to initiate the Company's oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future and the existing credit facilities will be sufficient to fund the Company's ongoing needs.

At April 30, 2005, the Company had current assets of $773,761 and current liabilities of $2,989,405, which resulted in negative working capital of $2,215,644. The negative working capital position is comprised of trade accounts payable including accounts of Hillside and Warrior assumed by the Company as a result of the acquisition of $1,581,052, of accrued expenses payable of $351,269 consisting primarily of interest and accrued salaries payable to the Company's President, notes payable to the Company's President of $576,582, and third party notes payable of $362,440. The increase in accounts payable is the result of the assumption of operations at Coquille Bay and the timing of receipt of expenditures billed to third party partners in the project. As of April 30, 2005 the Company had cash and cash equivalents of $109,761 and accounts receivable of $664,000.

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

Item 2.          Changes in Securities.Not applicable.

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





Dated:      July 25, 2005


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


Date: 8/15/2005                     By:  /s/ Jeffrey T. Wilson,  President & CEO


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


Date: 8/16/2005                     By:  /s/ Jeffrey T. Wilson,  President & CEO