Form 10-K
period 2005-07-31
IMPERIAL PETROLEUM INC
filed 2005-11-18
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549
                                   (Mark One)
                                    FORM 10-K
                          XX ANNUAL REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                     ACT OF
                                      1934
                               For the fiscal year
                               ended July 31, 2005
                           TRANSITION REPORT PURSUANT
                             TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                               For the transition
                            period from_____ to______
                          Commission file number 0-9923
                            IMPERIAL PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                        95-3386019
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                   identification No.)


329 Main Street, Suite 801                                47708
Evansville, IN                                          (Zip Code)

                         Registrant's telephone number,
                       including area code (812) 867-1433
        Securities registered pursuant to Section 12(b) of the Act: None.
           Securities registered pursuant to Section 13(g) of the Act:
                    Common Stock. $0.006 par value per share

                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation K is not contained herein, and will not be contained to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X___.


On July 3l, 2005, there were 43,464,505 shares of the Registrant's common stock issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates is $5,545,887. See Item5. Market for Registrant's Common Stock and Related Stockholder Matters.


                    Documents Incorporated by Reference: NONE

                            IMPERIAL PETROLEUM, INC.
                                    FORM 10-K
                         FISCAL YEAR ENDED JULY 3l, 2005


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

Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI"), Phoenix Metals, Inc., a Texas corporation ("Phoenix") , and Powder River Basin Gas Corp ("Powder River"), a Colorado corporation. LRI and Phoenix were acquired effective April 30, 1997. The operations of LRI ceased in 1997 with the expiration of its remaining foreign activities. Phoenix has conducted limited activities since 1997 as Imperial Environmental Company, although it has not officially changed its name. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City Petroleum, Inc. ("Oil City"), an Oklahoma corporation effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company owns approximately 7.6 % of the common stock of Warrior Resources, Inc., ("Warrior") an Oklahoma corporation, and carries its ownership under as an asset acquisition.

The Company

Imperial Petroleum, Inc., a Nevada corporation ("the Company"), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and had diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company re-focused its efforts in the oil and natural gas business with the acquisitions of assets from Warrior Resources, Inc. and Hillside Oil & Gas LLC in 2004 and is seeking to sell or develop through partnerships or joint ventures, its mining assets.

At July  31,2005,  the  Company  operated  145 oil and gas wells in  Texas,  New
Mexico, Louisiana and Mississippi and owned an interest in an additional approximately 280 wells operated by others. Net daily production from the Company's oil and gas properties was approximately 135 Bopd and 1086 Mcfpd in July 2005. The Company's estimated net proven oil and gas reserves as of July 31, 2005 were 799 MBO and 15,163 MMCFG. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the prior fiscal year.

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

The Company completed the acquisition of a 16% non-operated working interest in the Coquille Bay Field of south Louisiana in May 2004 from Royal-T oil Company for $800,000 which was funded out of additional borrowings from the Company's revolving line of credit. The properties are located in Plaquemines Parish, Louisiana. Subsequent to year end July 31, 2004, the Company acquired the remaining interests owned by Royal-T and became the operator of the project. The Company's interest in the project increased to a 22% working interest. Natural gas production from the project began on one well in February 2005. Coquille Bay is shut in after hurricane Katrina awaiting repairs to the platform operated by Martin Marks which delivers the Company's gas to market. The Company had minor damage to its facilities. The Company is finalizing the tie-in of an additional 5 completions and expects production to average approximately 200 Bopd and 2,000 Mcfpd when production resumes in November 2005. Additional workover operations will be conducted after the field production is stabilized.

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

On October 14, 2004 the Company signed a Merger Agreement with United Heritage Corporation wherein the Company would merge with and become a wholly-owned subsidiary of United Heritage on the basis of 1 share of UHCP common stock for each 3 shares of IPTM common stock. The Company and United Heritage extended the original time to complete the merger through May 2005. The Merger Agreement was subsequently terminated by the Company. (See Subsequent Events).

In November 2004, the Company completed the change of control of Warrior Resources, Inc. to Universal Wireline Equipment LLC, a company based in Tulsa, OK. The Company retained 5 million shares of its previously owned Warrior common stock in connection with the change of control and received 720,000 shares of Imperial common stock which was previously held by Warrior. With the change of control, the Company sold certain rights to its Duke Gold Mine and received an additional 5 million shares of Warrior common stock and retained a 5% net smelter royalty in any proceeds from mining and processing of the Duke Mine claims in the future. Subsequent to closing, Warrior advised the Company that it would be unable to fulfill the obligations relating to the Duke Mine acquisition and the Company received a re-assignment of the mining claims and retained the shares of Warrior stock as liquidated damages. The result of the failed transaction was that the Company reduced its ownership of Warrior to 7.6% of its common stock.

Business Strategy

The Company's management has focused its efforts entirely on the acquisition and exploitation of oil and gas assets. With over 30 years experience in evaluating, acquiring and exploiting oil and gas reserves, the Company's senior management believes that quality acquisition and exploitation opportunities continue to exist today. The Company has begun acquiring a significant leasehold position in and around its pipeline and gathering system in the New Albany shale play in Kentucky to begin a development program in that area to further its belief that natural gas prices and reserves will continue to remain in high demand.

Reserves

Oil and Natural Gas

The following table is a summary, as of July 31, 2005, of the proved reserves of oil and natural gas net to the Company's interest based upon estimates prepared by the Company. These estimates are based on assumptions the Company believes are reasonable regarding production costs, future production rates and declines. These estimates are based upon constant prices and costs as of July 31, 2005. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company's control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and could be revised. Estimates have been filed with the Energy Information Agency as part of its annual survey of oil and gas operators for 2004 based on the Company's reserves as of July 31, 2004 in addition to reports filed with the Securities and Exchange Commission ("SEC"). The Company has no reserves outside the United States.






                               As of July 31, 2005

                       Oil       Natural Gas      FutureNet    Present Value
Category              (MBO)        (MMCF)       Revenue (M$) Discounted @10%(M$)


Producing              431         3,365         46,292              27,791
Non-Producing          229         1,882         23,259              13,307
Undeveloped            139         9,916         65,710              34,394
Total Proved           799        15,163        135,261              75,492

Reserves by State:

The following table illustrates the Company's reserve summaries by State as of July 31, 2005:

                               As of July 31, 2005

                                           Oil (MBO)     Natural Gas (MMCF)

             Texas                          399                  9,431
             New Mexico                     233                  1,069
             Louisiana                      166                    977
             Mississippi                      0                  3,686
             Other                            0                      0
                                            ---                  -----
             Total                          799                 15,163


Acreage - The following table shows the developed and undeveloped leasehold acreage held by the Company as of July 31, 2005:

                               Developed Acreage           Undeveloped Acreage

                              (1) Gross    (2) Net       (1) Gross      (2) Net
                              ---------    -------       ---------      -------

         Texas                   8,893       8,762           0              0
         New Mexico                800         600           0              0
         Louisiana                 842         464           0              0
         Mississippi               960         912           0              0
         Various                82,984         996           0              0
                                ------      ------           -              -
         Total                  94,479      11,734           0              0





Productive Wells - The following table summarizes the productive oil and gas wells in which the Company had an interest at July 31, 2005:

                       Oil Wells                   Gas Wells              Total
                       ---------                   -----------            ------
                  (1) Gross  (2) Net   (1) Gross  (2) Net   (1) Gross  (2) Net
Texas                 60         58        19         18        79         76
New Mexico            23         23         0          0        23         23
Louisiana             21         21        19         4.7       40        25.7
Mississippi            0          0         3         2.85       3         2.85
Other                110       0.55       170         0.85     280         1.40
                     ---      ------      ---        -----     ---       -------
Total                214      102.55      211        26.4      425       128.95


(1) A "gross acre" or a "gross well" is an acre or well in which a working interest is owned by the Company and the number of gross acres or gross wells is the total number of acres or wells in which a working interest is owned by the Company.

(2) A "net acre" or a "net well" exists when the sum of the Company's fractional ownership interests in gross acres or gross wells equals one. The number of net acres or net wells is the sum of the fractional interests owned in gross acres or gross wells, and does not include any royalty, overriding royalty or reversionary interests.


Production, Price and Cost Data - The following table summarizes certain information relating to the production, price and cost data for the Company for the fiscal years ended, July 31, 2005, 2004, 2003.




Year Ended July 31
                                                2005        2004       2003

Oil:
      Production (Bbls)                       32,527      22,540         74
       Revenue                           $ 1,330,668     896,167      1,901
       Average barrels per day                    89          62          0
       Average sales price
        per barrel                       $     40.91       39.76      25.69

Natural Gas:
      Production (Mcf)                       307,948     202,316      2,158
       Revenue                           $ 1,632,983   1,035,426     10,766
       Average Mcf per day                       844         554          6

Average sales price per Mcf              $      5.30        5.11       4.99

Production costs(1)                      $ 1,429,587     791,741     38,367
Equivalent (Bbls) (2)                         83,852      56,259        433
Production costs per                     $     17.05       14.07      88.61
  equivalent bbl
                                         -----------   ---------     ------
Total oil and gas revenues               $ 2,963,651   1,931,593     12,667

(1) Includes expense workovers
(2) Gas production is converted to barrel equivalents at the rate of six Mcf per barrel representing the estimated relative energy content of natural gas to oil.


Drilling Activity:

The following table illustrates the results of the drilling activity during each of the three most recent fiscal years:

                            July 31, 2005     July 31, 2004       July 31, 2003
                            Gross     Net      Gross    Net       Gross     Net
       Texas                  3.0     0.1          0      0           0       0
       New Mexico               0       0          0      0           0       0
       Louisiana                0       0          0      0           0       0
       Mississippi              0       0          0      0           0       0
       Other                    0       0          0      0           0       0
                              ---     ---        ---    ---         ---     ---
       Total                  3.0     0.1          0      0           0       0

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


Reserves

Mining

The following table sets forth estimates as of July 31, 2005 of the mineral reserves net to the Company's interest in each of the Company's claim groups as prepared by independent engineers and geologists and by the Company. These estimates are based upon extensive sampling and testing on the Company's properties and are based on assumptions the Company believes are reasonable regarding production costs, metallurgical recoveries and mineral prices. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company's control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and that plans for mining could be revised.

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

                As of July 31, 2005 Net Mineable Reserves
Claim Group         Location    Acres   Gold Grade     Gold         Copper
UFO Mine (l)        Arizona     400         0           0          600,000
Duke Mine           Utah      1,920      0.10       4,883,750            0
                              -----      ----       ---------      -------
Total                         1,920      0.10       4,883,750      600,000

Gold Grade (oz/ton) ;Gold(oz); Copper(lbs)

(1) Copper reserves are based upon 400 million pounds at an average grade of 3% and adjusted for the Company's interest in the Joint Venture.


Oil and Natural Gas Development:

Major Properties

Bovina Field: The Bovina field covers some 1,600 acres of leasehold in Warren County, Mississippi. The Company operates three wells. The Cauthen 6-15#1 well is waiting on a rig to rework the Cotton Valley formation at a depth of approximately 16,000 ft. Presently the well produces intermittently but loads up with salt and water. The Bovina Unit 7-2#1 well is awaiting a rig to install a pumping unit. The well builds up to 2,100 psi and produces oil and gas, but will not sustain flow. The Company expects the well to produce at 100 Bopd and 200 Mcfpd. The Bovina Unit 7-2#2 is shut in capable of producing 20 Bopd and 200 Bwpd from the Rodessa sand, however, it will require a pumping unit and saltwater disposal facilities to produce economically. The Bovina field has upside potential through uphole recompletions into the Hosston and other shallower formations and in the drilling of undeveloped locations. The Cauthen well is being worked over to isolate the Cotton Valley "D" sand, additionally perforate the "B" zone and perform a small acid stimulation job. The Company expects a rate of about 250 mcfpd. The well has a tendency to plug off with salt from time to time and requires cleanout. Several additional zones are available uphole.

Bethany/Carthage Fields: The Bethany and Carthage fields produce from the Hosston, Travis Peak and Pettit formations at depths ranging from 11,000 feet to 7,000 feet. The Company operates 6 producing wells and two wells awaiting the installation of additional facilities before production will commence. Current production is approximately 0.5 Mcfpd. These wells have additional behind pipe reserves as well as proven undeveloped locations to reduce the current spacing pattern within this area. Recently the Company completed a farmout of the Moss Unit acreage and three new Cotton Valley wells have been drilled and completed, each producing approximately 1 MMcfpd. The Company has also completed a farmout of its Mittie Horton and Bell acreage and the first well was successfully drilled on the Mittie Horton Unit. The Company is planning a workover of the Stroud #1 which is estimated to produce at rates of 150 Mcfpd and 10 Bopd. The Company is waiting on rig to run rods and a downhole pump on the Mittie Horton which is estimated to produce at a rate of 10 Bopd and 100 Mcfpd. The well has a shut-in pressure of 1,800#. The Company will be installing a separator on the Burnett #1 ahead of a frac job that is planned and expects pre-frac production of 100 Mcfpd. Most of the wells have additional behind pipe zones available for future recompletions. In addition with the recent activity in the area and given the Company's significant acreage position, several additional locations have been included as proved undeveloped locations, although the Company believes that a significantly greater number of drilling locations are available than included in the reserve reports as the spacing of the Cotton Valley fields in this area is further reduced to 40 acres.

Coquille Bay Field: The Company assumed operations of the Coquille Bay field in January 2005 from Royal-T Oil Co., Inc. The field is located in Plaqumines parish, Louisiana in approximately 4-6 feet of water. Seventeen wells produce oil and natural gas at depths ranging from 8,000 ft. to 11,000 feet. The Company manages the field under an Operating Agreement with the State of Louisiana and owns a 22% working interest and a 21.4% net revenue interest. Prior to hurricane Katrina, the Company had the field producing at approximately 70 Bopd and 800 mcfpd at various points in time, however production has been plagued by continuous repair and maintenance problems and over-sized equipment at the central facility and by the lack of sufficient gas for gas lifting of the oil wells. The Company had completed work on two additional wells that had sufficient gas flow rates to supply the necessary gas lift gas immediately prior to shutting down for the hurricane. While the Company's facility did not sustain any major damage, the gas sales line is tied to a platform operated by others that was heavily damaged in the storm and as a result the Company is awaiting repairs to the other operator's platform before it can begin production at its facility. We expect to remain shut-in until mid-November 2005. Coquille Bay field has numerous workover opportunities available to increase production and reserves.

New Mexico: The Company acquired approximately 20 shallow wells producing in the Atoka-Glorietta-Yeso Pool in Chaves County, New Mexico at depths of approximately 3,500 feet. Most of the wells have experienced sand fill and had either rod parts or tubing leaks due to neglect. The Company has returned these wells to production and is producing approximately 90 Bopd and 430 Mcfpd. The Company is evaluating the area for infill drilling to further reduce well spacing.

Howard Glascock Field: Most of the Texas production acquired from Hillside Oil & Gas is from the Howard Glascock field in the vicinity of Midland, Texas. The properties with the greatest upside potential are the Dora Roberts Lease which had previously begun water flood operations that were discontinued during a period of low oil prices. The Company is evaluating a renewed waterflood effort on the property. The Company is actively returning the wells in this field to production. Most of the wells produce at depths of 3,000 feet or less from the San Andres and Glorietta formations.

Kentucky Properties: The Kentucky properties are located in two fields in western Kentucky, the Shrewsbury field, in Grayson county and the Claymour Field, in Todd county. Both properties required new leases be obtained, and that effort has been underway by the Company. At present the Company has acquired a total of approximately 3,500 acres in the Claymour area. The Claymour field has approximately 29 wells tied into the 15 mile pipeline and gathering system that was purchased with the properties. The leases had lapsed and the Company has obtained approximately 3,500 acres of new leases. The primary producing zone is the New Albany Shale zone at 1,600 feet. The Company plans rework the existing vertical wells for production and to drill new horizontal wells to determine the benefit that may be gained in production rates by horizontal drilling. We believe that significant economic benefit can be obtained by horizontal drilling in the New Albany Shale in this area. In the Shrewsbury field , the Company has not completed any new leasing yet. No reserves are included in the reserve report for these properties at this time.

Principal Exploration and Development Projects: Mining Ventures:

United States

UFO Mine - Until the formation of the Joint Venture, subsequent to year-end 1998, the Company operated the UFO Mine and Rumico Millsite located in Yavapai County, Arizona comprising some 400 acres of unpatented mining claims. The principal resource discovered to date is copper. Strip mining operations were initiated under a small miner's exemption July 1992 to verify the quality of the ore body and evaluate the economics of the mine. A limited core-drilling program was completed in March 1993 and a pilot operation was conducted using the millsite facilities to determine actual recoveries of copper As a result the Company has estimated the property's copper reserves at 12,000, 000 lbs. based upon an average grade of 3%. Working capital limitations had limited the Company's development of the mining property, in favor of other projects. And as a result, the Company entered into a Mining Joint Venture in November 1997. The property, was subject to an acquisition note with the former owners requiring the payment of $1,000,000. The note had been extended several times by the holder and the mining claims served as collateral for the note. The Company negotiated a Mining Joint Venture with Mr. Zane Pasma in November 1997 that retired the note payable and secured the return of 1,000,000 shares of the Company's common stock (pre-split) for the assignment of the Company's interest in the Lone Star claims and a contribution of the Company's interest in the Congress Mill Site facility. The Company retained a 5% carried interest in the Mining Joint Venture through the initial $6.0 million spent by the Joint Venture to develop the property. Mr. Pasma manages the Mining Joint Venture and began initial operations in 1998. The results of initial recovery tests for platinum group metals were disappointing and the Joint Venture Manager suspended operations to seek an industry partner or other financing for the development of the copper and gold reserves known to exist on the claims. The Company does not expect any activity during the current fiscal year.

Duke Mine - The focus of the Company's activity related to the Duke Mine during fiscal 2004 has been to seek a partner to finance or joint venture the operations on the Duke Mine located in San Juan County, Utah. The property comprises some 2,240 acres of unpatented mining claims in the Dry Valley Gold Claim area. Access to the property is excellent via blacktop roads adjacent to the claims. The property is located some 20 miles south of Moab, Utah. The primary mineralization at the Duke Mine occurs as microscopic gold located in very fine grain placer material. Sieve analysis of the sand indicates that about 71 % of the material are larger than 200 mesh. Recovery tests have been conducted on a grid sampling pattern throughout the claim area utilizing the Cosmos Concentrator and indicate an average recovery of 0.10 ounces/ton of free gold. Because of the nature of the placer material and in particular its size, mining and process recovery operations will be significantly simplified, thereby reducing costs. The Company has, subsequent to its initial reserve report, conducted additional recovery tests utilizing other equipment in addition to the Cosmos Concentrator with similar results. Water is readily available, however, drilling is required.

The Company began production at the Duke Mine during the first quarter of fiscal 1998 on a pilot operation. A portable Cosmos Concentrator was purchased and was moved on site. The facility should be capable of processing about 100 tons of placer material per day, however initial operations were conducted at rates of 20 tons per day. The Company spent approximately $185,000 to begin operations at this level and operated under a small miner's permit exemption. Pilot plant results were encouraging despite mechanical start-up problems. Upon completion of its pilot tests, the Company suspended any further operations until construction of a full-scale modular facility can be completed. Subject to capital availability, permitting and construction schedules, the cost to construct a full scale facility is approximately $8.0 million to achieve a capacity of 10,000 tons per day. The present claims owned by the Company contain approximately 48,837,500 tons of placer material. Presently there are 5 other companies active in the development of claims in the vicinity of the Duke Mine. The Company entered into discussions with a mining company to provide the capital and manage the development of the mine and completed an agreement in connection with the change of control of Warrior Resources, Inc. in which the Company would retain a 5% net smelter royalty and relinquish operations of the Duke Mine. The mining company was unable to complete its capital efforts in relation to the Duke Mine and as a result the Company re-assumed control of the claims and the mine.

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

The Company currently sells a substantial portion of its oil and gas production on "spot" market or short term contracts. During the year ended July 31, 2005, the Company sold approximately 18.9%, 19.0% and 19.4% of its oil and gas to Plains Marketing, Duke Energy and Navajo Refining, respectively. The Company does not believe that the loss of any of these purchasers would significantly impair its operation.

The acquisition of mining claims prospective for precious metals or other minerals or oil and natural gas leases is subject to intense competition from a large number of companies and individuals. The ability of the Company to acquire additional leases or additional mining claims could be curtailed severely as a result of this competition.

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

Government Contracts

No portion of the Company's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the Government. The Company has assumed operations of the Coquille Bay facility which is subject to an Operating Agreement negotiated by the Company's predecessor with the State of Louisiana.

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


Title to Properties

Oil & Natural Gas. In general, limited or only old title opinions exist on the leases, however, title surveys have been conducted by landmen and title lawyers in the normal course of the Company's acquisition and financing efforts. The Company has reviewed the validity and recording of the leases at the county courthouses in which the properties are located and believes that it holds valid title to its properties.

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

Operational Hazards and Insurance

The operations of the Company are subject to all risks inherent in the exploration for and operation of oil and natural gas properties, wells and facilities and mines and mining equipment, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of, drilling rigs and equipment, mines, producing facilities or other property or could result in personal injury, loss of life or pollution of the environment. Ina addition, weather related hazards, such as tornados and hurricanes may pose a threat to certain of the Company's wells and facilities from time-to-time. Any such event could result in substantial expense to the Company which could have a material adverse effect upon the financial condition of the Company to the extent it is not fully insured against such risk. The Company carries insurance against certain of these risks but, in accordance with standard industry practices, the Company is not fully insured for all risks either because such insurance is unavailable or because the Company elects not to obtain insurance coverage because of cost, although such operational risks and hazards may to some extent be minimized. No combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in oil and gas or mining operations.

Employees

The Company employs one person in its Evansville, Indiana office whose functions are associated with management, operations and accounting. The Company uses independent contractors to assist in its land and accounting functions and to supervise its oil, gas and mining business.

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

The Company, through its predecessor in interest, was named a defendant in a class action lawsuit seeking damages by the plaintiffs for inadequate development of the Moss Unit located in Panola county, Texas. The plaintiffs sought unspecified damages. The lawsuit was settled subsequent to year-end through the execution of a farmout agreement with a company nominated by the plaintiffs to drill additional wells in the Unit. The Company retained an over-riding royalty interest in the farmout wells to be drilled and all rights to its existing proration unit surrounding the Moss well, as well as $132,500 as consideration for executing the farmout. Three additional wells have subsequently been drilled in the Unit and are producing.

The Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola county, Texas. The Crump Unit encompasses the Company's Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff's damages resulting from the Company's failure to develop the property. The Company executed a farmout agreement with Burke Royalty, a co-defendant in the suit, regarding the acreage in question. Burke negotiated a settlement under which the Plaintiffs would arrange to drill additional wells. The Company has a 12.5% carried working interest in the first well drilled in the unit and the right to participate for a 12.5% working interest in subsequent wells.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market For Registrant's Common Stock; and Related Stockholder Matters.

The Company's common stock is traded in the over-the-counter market. From 1984 to 1997 trading had been so limited and sporadic that it was not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company was advised that trading in its shares resumed in September 1997 and the Company's stock was quoted at approximately $0.25 per share in sporadic trading. At July 31, 2005, the approximate bid price for the Company's common stock was $0. 08 per share and the approximate asked price was $0.17 per share. Subsequent to year end, as a result of the delays in filing its annual report on Form 10-K, the Company received notification from the NASD that its shares would no longer qualify for listing on the Bulletin Board until such time as its filings had been brought current. Consequently, the Company's shares were removed from the Bulletin board and are now listed in the OTC Pink Sheets under the symbol IPTM. The Company expects its shares to resume trading on the Bulletin Board.

No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

There are approximately 626 holders of record of the Company's common stock.

Item 6. Selected Financial Data


                      2005         2004        2003       2002     2001

Operating Revenue    2,963,651   1,931,593       0          0

Income (loss)from
continuing opns         73,783     223,678  (1,342,321)   (855,719)  (1,282,523)

Net Income (loss)   (2,695,812) (1,450,822) (1,321,597)   (820,242)  (1,373,443)

Net Income (loss)      (0.06)     (0.04)     (0.05)         (0.05)      (0.10)
Per share

Total Assets        17,082,279  16,502,317   2,535,734     495,090      644,323

Stockholder's Equity(2,198,762)     28,340      67,934  (1,830,357)  (1,677,054)

Cash Dividends Paid          0           0           0           0            0
per Common Share

Number of Outstanding
Shares (weighted)   41,860,201  35,648,103  24,777,057  16,598,593   13,144,969

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

Crude oil and natural gas prices increased significantly during fiscal 2005 with New York Mercantile Exchange ("NYMEX") prices quoted at approximately $69.60/Bbl for oil and $12.20 per Mmbtu for natural gas at July 31, 2005. Since that time prices have continued to remain high. At fiscal year-end 2005, the forward "strip" price for oil and natural gas as posted by the NYMEX representing the average of the next 24 months was approximately $68.42/Bbl and $10.12/Mmbtu. The impact of continued high prices will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company's future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to fluctuate and to be influenced by Asian economies and potential disruptions in supplies.

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $470.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

Copper prices have fluctuated dramatically since the Company's acquisition of its copper property with prices ranging from a low of about $0.65 per pound in August 1993 to a high of $1.90 per pound today. Wide variations in copper prices have resulted from the increased demand for electrical wire and copper related products as a result of the continued high growth rate of the economies of the industrialized nations and as a result of periodic reductions in the availability of scrap copper for recycling. Continued fluctuations in the spot price for copper are expected to result from variations in the availability of scrap copper and the continued strong demand from emerging nations.

Year ended July 31, 2005 compared to year ended July 31, 2004.

Total revenuesfor the Company for the year ended July 31, 2005 were $2,963,651 compared to $1,931,593 for the year ended July 31, 2004 and represent a 53% increase. The increase in revenues reflects a full year of revenue from the acquisition of the Warrior Resources, Inc. and Hillside Oil & Gas LLC properties that closed in January 2004. Despite increases in prices, production volumes were not consistent throughout the year due to downtime associated with wells acquired form Hillside and the history of poor maintenance operations. The Company finally completed the necessary repairs the Hillside wells, particularly in new Mexico and has been experiencing more consistent production rates. The Coquille Bay field began producing modestly in February 2005 and was plagued by mechanical and weather related problems during the remainder of the fiscal year. Immediately prior to hurricane Katrina the Company had completed well work that would alleviate the chronic lack of gas volumes necessary for gas lift. Although the field facilities operated by the Company suffered limited damage from the hurricane, the gas sales point operated by Martin Marks was damaged extensively and as a result the production will likely remain shut in until mid-November 2005. Once the Coquille Bay field is back on production, revenues should increase dramatically.

Total operating expenses (excluding depreciation, depletion and amortization) for the year ended July 31, 2005 increased to $2,007,238 compared to $ 1,194,162 for the prior year. Direct oil and gas lease operating expenses were $1,429,587 compared to $791,741 for the prior year and reflect the operation of the properties for a full year in 2005 and increases associated with the Coquille Bay operations located on water. General and administrative expenses included in the above totals were $400,498 for the year ended July 31, 2004 compared to $577,651 for the year ended July 31, 2005 and reflect the operations of the Company after the completion of the sale of Powder River and the completion of the financing of the acquisitions in January 2004. The Company expects its general and administrative costs to remain at about the same levels as 2005 and reflect the normal operating levels of the Company's operations.

The Company incurred an after tax loss of $2,695,812 ($0.06 per share) for the fiscal year ended July 31, 2005 compared to a loss of $1,450,822 ($0.04 per share) for the prior year. Interest expenses for the most recent fiscal year were $2,163,180 compared to $1,106,151 for the prior year end and reflect a full year of interest associated with the acquisitions. Depreciation, depletion and amortization costs increased from a total of $513,753 last year to $882,630 in the current year. The Company expects to continue to incur losses during the early development of its oil and gas business.

Year ended July 31, 2004 compared to year ended July 31, 2003. Total revenues for the Company for the year ended July 31, 2004 were $1,931,593 compared to $ 0 for the year ended July 31, 2003. The increase in revenues reflect the acquisition of the Warrior Resources, Inc. and Hillside Oil & Gas LLC properties that closed in January 2004 and account for seven months of oil and gas production. On an annualized basis the Company expects its revenues to be approximately $3.4 to $3.6 million from oil and gas sales. With production from the startup of the Coquille Bay field, production revenues will increase significantly beginning with May 2005 production that is received in July 2005.

Total operating expenses (excluding depreciation, depletion and amortization) for the year ended July 31, 2004 increased to $1,194,162 compared to $ 1,342,321 for the prior year. Oil and gas operating expenses comprised $791,741 of the amount during the current year. Included in the expenses from the previous year were $168,367 in impairment expenses and $231,027 in merger expenses. General and administrative expenses included in the above totals were $400,498 for the year ended July 31, 2004 compared to $942,927 for the prior year and reflect the operations of the Company after the completion of the sale of Powder River and the completion of the financing of the acquisitions in January 2004. The Company expects its general and administrative costs to decrease further during fiscal 2005 to reflect the normal operating levels of the Company's operations.

The Company incurred an after tax loss of $1,450,822 ($0.04 per share) for the fiscal year ended July 31, 2004 compared to a loss of $1,321,597 ($0.05 per share) for the prior year. The Company incurred a cost of $1,106,151 for interest costs for the year and charges for loan amortization costs of $234,241 and a loss on the sale of the Powder River subsidiary of $395,557. Interest expense for the year ended July 31, 2003 was $80,292. The Company expects to continue to incur losses during the early development of its oil and gas business.

Year ended July 31, 2003 compared to year ended July 31, 2002. Total revenues for the Company for the year ended July 31, 2003 were $ 0 compared to $0 for the year ended July 31, 2002 and reflects management fees as a result of the Company's acquisition and management of the business of Warrior Resources, Inc. Operating expenses for the year ended July 31, 2003 were $1,342,321 compared to $855,719 for the same period a year earlier and reflect the acquisition of a direct interest in the Bovina field. General and administrative expenses increased dramatically from $466,875 for the year ended July 31, 2002 to $942,927 for the year ended July 31, 2003 and reflects the consolidation of the Powder River Basin Gas Corp subsidiary and the increased level of activity due to the Company's acquisition efforts. The Company incurred an after tax net loss of $1,321,597 ($0.05 per share) for the year ended July 31, 2003 compared to an after tax net loss of $820,242 ($0.05 per share) for the year ended July 31, 2002.

Capital Resources and Liquidity.

Because of the closing of the Hillside and Warrior asset acquisitions, the Company's capital requirements relate primarily to the remedial efforts to return the Hillside wells to production and to workover operations on various Warrior wells to increase production. The Company has a great deal of flexibility in the timing and amount of these expenditures. Capital expenditures for the most recent year totaled $1,692,448 which was funded from borrowings under the Company's credit facility and out of cash flow generated by the properties.

As a result of the inability of the Company to raise capital for its mining operations, Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. Presently the Company is seeking a capital partner to assist in the development of the mine. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. Management has decided to seek a partner for the Duke Mine and focus its management resources and limited capital on the oil and natural gas properties acquired from Hillside and Warrior and to focus on additional acquisitions in the oil and gas sector.

As a result of the Hillside and Warrior acquisitions, the Company completed an $18 million revolving financing of which approximately $11 million was required at closing, including approximately $0.25 million in working capital and $0.6 million in development capital for workovers. The availability under the revolving loan is subject to semi-annual evaluations of the Company's oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. Under monthly calculations of the Borrowing Base, adjusted for production and prices, the calculated Borrowing Base as of July 31, 2005 was approximately $23.9 million. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for July 2005 was 14.25%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company's operations and assets. As of July 31, 2005 the Company was in compliance with its loan covenants and the waiver agreement executed by the Company and its lender at that time. As a result of the termination of the merger with United Heritage Corporation, the Company was not able to comply with the terms of the waiver agreement, namely the completion of the merger by August 31, 2005 or the infusion of at least $5 million in equity to reduce debt by that same date and as such the Company is not now in compliance with the waiver agreement. The Company expects to receive an extension of time from its lender to complete an equity infusion. Failure to receive an extension or failure to complete an equity infusion will result in the Company continuing in default on its Revolving Loan and subject to the remedies provided therein. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $650,000 with a Bank. The terms of the Subordinated Financing are a term of 4 years from the closing date (January 15, 2004) and an interest rate of 4% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan with a discount of 10% of the principal amount if paid on or before 6/30/04 and a discount of 5% of the principal amount if paid on or before December 31, 2004.

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

The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial workover operations. The Company anticipates that its cash flow will be sufficient to fund its operations at their current levels and that no additional funds or borrowings will be required. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain. As a result of the failure to complete the merger with United Heritage Corporation and the breach of the conditions of the extension agreement with its senior lender, it will be necessary for the Company to raise equity, either through the issuance of additional shares to new investors or the sale of certain of its oil and gas properties. The Company is pursuing both alternatives at the present time. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $606,083 as of July 31, 2005. These funds have been used to initiate the Company's oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future and the existing credit facilities will be sufficient to fund the Company's ongoing needs.

At July 31, 2005, the Company had current assets of $814,274 and current liabilities of $2,952,064, which resulted in negative working capital of $2,137,790. The negative working capital position is comprised of trade accounts payable of $1,448,630, of accrued expenses payable of $440,439 consisting primarily of interest and accrued salaries payable to the Company's President, notes payable to the Company's President of $606,083, and third party notes payable of $356,350. As of July 31, 2005 the Company had cash and cash equivalents of $52,230.

Oil and Gas Hedging

As a requirement of the financing commitment, the Company purchased certain hedging contracts at closing of the Hillside and Warrior acquisitions designed to place a "floor" price on at least 25% of the Company's anticipated monthly production at a level acceptable to the lender. The Company purchased one "put" option crude oil contract per month through August 2004 at a strike price of $25.00 Bbl and one "put" option natural gas contract through August 2004 at a strike price of $4.00 per MMBtu. The Company's production is currently not hedged.

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

Item 8. Financial Statements and Supplementary Data.

            Audited Financial Statements of Imperial Petroleum, Inc.
      (See Item 15: Exhibits, Financial Statements and Reports on Form 8-K)

Independent Auditor's
Report......................................................................F-1

Consolidated Balance Sheets as of July 31, 2005 and 2004....................F-2

Consolidated Statements of Operations for the years
ended July 31, 2005, 2004 and 2003..........................................F-3

Consolidated Statements of Stockholder's Equity for the
years Ended July 31, 2005, 2004 and 2003....................................F-4

Consolidated Statements of Cash flows for the years
ended July 31, 2005, 2004 and 2003..........................................F-5

Notes to Consolidated Financial Statements.....................F-7 through F-22

                                TABLE OF CONTENTS
                                                                      Page


Independent Auditor's Report

Consolidated Financial Statements:

       Consolidated Balance Sheets......................................1

       Consolidated Statements of Operations............................2

       Consolidated Statements of Stockholders' Equity..................3

       Consolidated Statements of Cash Flows............................4

       Notes to Consolidated Financial Statements.......................5

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors
Imperial Petroleum, Inc. and Subsidiaries
Evansville, Indiana

We have audited the accompanying consolidated balance sheet of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with U. S. generally accepted accounting principles.





BRISCOE, BURKE & GRIGSBY LLP
Certified Public Accountants



Tulsa, Oklahoma
November 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Imperial Petroleum, Inc. and Subsidiaries
Evansville, Indiana

We have audited the accompanying consolidated balance sheet of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on August 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations.


WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
June 8, 2005

                            IMPERIAL PETROLEUM, INC.
                           Consolidated Balance Sheet
                             July 31, 2005 and 2004




ASSETS                                                      2005          2004


Current Assets:
   Cash                                                  $       -    $       -
   Certificates of Deposit                                  52,230      375,000
   Accounts Receivable                                     762,044      411,792
   Prepaids                                                      -            -


            Total current assets                           814,274      786,792

Property, plant and equipment:
   Mining claims, options, and development costs            41,760       41,760
   Oil and gas properties (full cost method)            16,768,101   15,072,420
   Acquisition in progress                                       -            -


                                                        16,809,861   15,114,180

Less:  accumulated depreciation, depletion
         and amortization                               (1,389,010)    (513,753)

Net property, plant and equipment                       15,420,851   14,600,427


Other assets:
   Deposits                                              $       -   $   15,500
   Investments                                              36,506       36,506
   Deferred financing expense - net                        810,648    1,063,092


            Total other assets                             847,154    1,115,098


            Total assets                             $  17,082,279 $ 16,502,317
                                                     ===========================

                            IMPERIAL PETROLEUM, INC.
                           Consolidated Balance Sheet
                             July 31, 2005 and 2004




LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $ 1,448,630   $1,308,057
   Accrued expenses                                        440,439      561,788
   Notes payable - current portion                         356,350      516,320
   Notes payable - related parties                         606,083      518,550
   Deposits from Customers                                 100,562            -

            Total current liabilities                    2,952,064    2,904,715

Asset retirement obligation                                238,166      230,793

Long-term liabilities:
   Notes payable                                           650,000      650,000
   Line of credit                                       15,440,811   12,688,469
   Deferred income taxes                                         -            -


            Total long-term liabilities                 16,090,811   13,338,469



STOCKHOLDERS' EQUITY:
   Common stock of $.006 par value;
     authorized 50,000,000 shares;
     43,464,505 and 39,873,103 issued, respectively        260,787      239,239

   Paid-in capital                                       9,786,806    9,339,644
   Retained deficit                                    (11,539,051)  (8,843,239)
   Treasury stock, at cost (1,368,957 and
     1,368,957 respectively)                              (707,304)    (707,304)

        Total stockholders' equity                      (2,198,762)      28,340
                                                      --------------------------

        Total liabilities and stockholders' equity$    17,082,279 $  16,502,317
                                                      ==========================


The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.
                      Consolidated Statements of Operations
                For the Years Ended July 31, 2005, 2004 and 2003


                                                2005         2004          2003

Revenues and other income:
   Oil and gas                          $    2,963,651    1,931,593           -


       Total operating income                2,963,651    1,931,593           -


Costs and expenses:
   Production costs and taxes                1,429,587      791,741           -
   Mining lease expense                              -        1,923           -
   Impairment loss                                   -            -     168,367
   General and administrative                  577,651      400,498     942,927
   Merger expenses                                   -            -     231,027
   Depreciation, depletion and amortization    882,630      513,753           -


            Total costs and expenses         2,889,868    1,707,915   1,342,321
                                            ------------------------------------

   Net Income (Loss) from operations            73,783      223,678  (1,342,321)

Other income and (expense):
   Interest expense                         (2,163,180)  (1,106,151)    (80,292)
   Interest income                               9,443        4,076           -
   Amortization of loan fees                  (612,444)    (234,241)          -
   Management fees                                   -       74,000      94,000
   Other income (expense)                       (3,414)     (16,627)      7,016
   Gain (loss) on sale of assets                     -      (95,557)          -
                                             -----------------------------------

Net loss before income tax                  (2,695,812)  (1,450,822) (1,321,597)
                                             -----------------------------------

Provision for income taxes:
   Current                                           -            -           -
   Deferred                                          -            -           -
                                             -----------------------------------
       Total benefit from income taxes               -            -           -
                                             -----------------------------------
NET LOSS                                 $  (2,695,812)  (1,450,822) (1,321,597)
                                            ===================================

NET LOSS PER SHARE                             $  (.06)   $  (.04)    $  (.05)
                                             =================================

WEIGHTED AVERAGE SHARES OUTSTANDING         41,860,201 35,648,103  24,777,057
                                           =====================================


The accompanying notes are an integral part of these consolidated financial statements.

                                            IMPERIAL PETROLEUM, INC.
                                 Consolidated Statements of Stockholders' Equity
                                For the Years Ended July 31, 2005, 2004 and 2003


                                                   Common Stock           Additional                                     Total
                                                                 Par       Paid-In        Retained     Treasury        Stockholders'
                                              Shares            Value      Capital         Deficit       Stock           Equity


BALANCE, July 31, 2002                     39,363,946        $ 236,184   $ 6,247,583    $ (6,070,820) $ (2,243,304)    $ (1,830,357)

 Stock issued in acquisitions               6,567,130           39,401     1,297,280               -             -        1,336,681
 Stock issued for payment of fees           3,172,000           19,032       575,458               -             -          594,490
 Stock issued to pay off interest and deb   1,845,027           11,072       268,260               -             -          279,332
 Stock returned from failed financing     (20,000,000)        (120,000)   (1,416,000)              -     1,536,000                -
 Warrants issued for officer salary                 -                -     1,009,385               -             -        1,009,385
 Net loss for the period                            -                -             -      (1,321,597)            -       (1,321,597)
                                           -----------------------------------------------------------------------------------------

BALANCE, July 31, 2003                     30,948,103        $ 185,689   $ 7,981,966    $ (7,392,417)   $ (707,304)    $     67,934

   Stock issued for cash                    2,084,500           12,495       197,505               -             -          210,000
   Stock issued for acquisitions            6,290,500           31,755       801,023               -             -          832,778
   Stock issued to pay off debt               550,000            9,300       359,150               -             -          368,450
   Net loss for the period                          -                -             -      (1,450,822)            -       (1,450,822)
                                            ----------------------------------------------------------------------------------------

BALANCE, July 31, 2004                     39,873,103        $ 239,239   $ 9,339,644    $ (8,843,239)   $ (707,304)    $     28,340

   Exercise of warrants by RAB              2,000,000           12,000       228,000               -             -          240,000
   Stock issued for services                  700,000            4,200        90,800               -             -           95,000
   Stock issued for acquisition               891,402            5,348       128,362               -             -          133,710
   Net loss for the period                          -               -              -      (2,695,812)            -       (2,695,812)
                                         -------------------------------------------------------------------------------------------

BALANCE, July 31, 2005                     43,464,505        $ 260,787   $ 9,786,806    $(11,539,051)   $ (707,304)    $ (2,198,762)
                                         ===========================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.
                      Consolidated Statements of Cash Flows
                For the Years Ended July 31, 2005, 2004 and 2003


                                               2005        2004         2003
                                        ----------------------------------------


Operating activities:
  Net loss                              $  (2,695,812)$ (1,450,822)$ (1,321,597)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation, depletion and amortization 1,465,074      747,994            -
   Expenses paid with common stock             95,000            -      764,696
   Loss (gain) on sale and disposal of assets       -      395,557            -
   Write-offs and impairment                        -            -      200,561
   Change in accounts receivable              350,252)    (105,868)           -
   Change in accrued interest receivable            -            -            -
   Change in other assets                           -       84,392            -
   Change in accounts payable                 140,573     (102,170)      30,000
   Increase in deposits from customers        100,562            -            -
   Change in accrued expenses                (121,349)     957,825      189,791
                                        ----------------------------------------

      Net cash provided by (used in)
        operating activitie                (1,336,204)     526,908     (136,549)
                                        ----------------------------------------

Investing activities:
 Purchase of oil and gas properties        (1,692,448) (11,578,191)     (42,020)
 Proceeds from notes receivable-related party       -        3,798            -
 Proceeds from notes receivable-other               -            -            -
 Purchases of certificates of deposit               -     (375,000)           -
 Proceeds from certificates of deposit        322,770            -            -
 Proceeds of sale of assets                   145,977      175,000            -
                                         ---------------------------------------

      Net cash provided by (used in)
        investing activities$            $ (1,223,701)$(11,774,393)$    (42,020)
                                         ---------------------------------------

Financing Activities:
  Proceeds from notes payable               2,752,342   13,260,978      200,000
  Payments on notes payable                  (159,970)    (884,031)           -
  Proceeds from notes payable-related party   124,033       33,100            -
  Payments on notes payable-related party     (36,500)     (75,229)     (24,300)
  Payment of financing cost                  (360,000)  (1,297,333)           -
  Proceeds from stock warrants exercised      240,000            -            -
  Proceeds from sale of stock                       -      210,000            -
                                         ---------------------------------------

      Net cash provided by (used in)
        financing activities                2,559,905   11,247,485      175,700
                                         ---------------------------------------

      Net change in cash and cash equivalents       -            -       (2,869)

Cash and cash equivalents, beginning of year        -            -        2,869
                                         ---------------------------------------

Cash and cash equivalents, end of year   $          -  $         -  $         -
                                         =======================================

Supplemental disclosures for cash flow information:
  Cash paid ;during the period for
   Interest                             $      69,757  $   181,151  $         -
   Income taxes                                     -            -            -

Supplemental schedule of non-cash investing and financing activities:
  Stock issued for fixed assets           $   133,710  $   720,000 $  1,287,790
  Stock issued for services and interest       95,000            -      764,696
  Stock issued for investment                       -            -            -
  Impairments and write-offs                        -            -      172,367
  Stock issued to extinguish debt                   -      140,305    1,009,385
  Stock issued to extinguish accrued expenses       -      228,145            -
                                         --------------------------------------

         Total                             $  228,710  $ 1,088,450 $  3,234,238
                                         =======================================
The accompanying notes are an integral part of these consolidated financial statements.

                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                For the Years Ended July 31, 2005, 2004 and 2003


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Imperial Petroleum, Inc. (the "Company"), a publicly held corporation, was organized under the laws of the state of Nevada.

     The Company's principal business consists of oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. The Company had no mining activity during 2005.

     The Company has been engaged, through its wholly owned subsidiary Imperial Environmental Company, in developing and marketing water filtration systems to municipalities.

     Basis of Presentation

     The July 31, 2005, 2004 and 2003 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., and Imperial Environmental Company(formerly Phoenix Metals, Inc.) and its proportionate share of the assets, liabilities, revenues and expenses of Powder River Basin Gas Corporation(PRBGC), for which the company was the majority owner for the year ended July 31, 2003. The Company sold its controlling interest in PRBGC during fiscal 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Acquisition of Assets from Warrior Resources, Inc.

     On January 16, 2004, the Company completed its acquisition of oil and gas working interests from Warrior Resources, Inc. ("Warrior"). The Company completed this acquisition to further its plan for re-entry into the oil and gas industry. The properties were acquired in exchange for assumption of certain Warrior senior bank debt of approximately $3.65 million, extinguishment of notes payable to the Company of $1.7 million, assumption of certain trade payables in the amount of $0.58 million and the issuance of 2 million shares of the Company's common stock valued at $0.3 million. The total consideration for this acquisition was $6,230,000. There was no goodwill or intangible assets recorded as a result of this transaction.

     Following is a condensed balance sheet reflecting the changes resulting from the transaction:

     Oil and gas properties        $  6,230,000
     Notes receivable                (1,700,000)
                                  --------------

     Total assets                  $  4,530,000
                                   ============

        Accounts payable          $     580,000
        Notes payable                 3,650,000
        Common stock                    300,000
                                 --------------

       Total liabilities and equity$  4,530,000
                                   ============

     Acquisition of Assets from Hillside Oil & Gas LLC

     On January 16, 2004, The Company completed its acquisition of oil and gas working interest from Hillside Oil & Gas LLC ("Hillside"). The Company completed this acquisition to further its plan for re-entry into the oil and gas industry. The properties were acquired in exchange for cash of $4.6 million from the Company's credit line to pay Hillside's senior lender, assumption of notes payable on equipment of $0.3 million, $0.168 million payment at closing, assumption of $0.348 million in trade accounts payable, issuance of a note payable in the amount of $0.324 million, secured by 1 million shares of the Company's common stock. The total consideration for this acquisition was $5,416,000. There was no goodwill or intangible assets recorded as a result of this transaction.

     Following is a condensed balance sheet reflecting the changes resulting from the transaction:

                                   Cash                        $     (168,000)
                                   Oil and gas properties           5,416,000
                                                                --------------

                                   Total assets                $    5,248,000

                                   Accounts payable            $      348,000
                                   Credit line                      4,600,000
                                   Notes payable                      300,000

                                   Total liabilities and equity  $   5,248,000

      Acquisition and Sale of Powder River Basin Gas Corporation

     Pursuant to a Stock Exchange Agreement dated May 5, 2003 (the "Stock Exchange Agreement") between Imperial Petroleum, Inc. and the Powder River Basin Gas Corporation ("PRBGC"), the Powder River stockholders agreed to exchange (the "Powder River Exchange Transaction") an aggregate of 25,385,000 shares of the common stock of Powder River, representing 55% of the issued and outstanding common stock of Powder River, for a total of 2,400,000 restricted and 250,000 un-restricted free trading shares of the Company's common stock representing approximately 10% of the Company's resulting issued and outstanding common stock. The business combination was accounted for using the purchase method of accounting. As a result, Powder River became a consolidated subsidiary of the Company. The results of Powder River's operations have been included in the consolidated financial statements for the year ended July 31, 2003.

     In December 2004, the Company sold its controlling interest in PRBGC for $175,000 in cash and retained a 1/8th carried interest in the development of the properties and 1.5 million shares of PRBG common stock.

     PRBGC was incorporated in the state of Colorado on June 13, 2001. In a reverse acquisition dated September 5, 2001, PRBGC was acquired by Celebrity Sports Network, Inc. Celebrity Sports Network, Inc. was incorporated in Colorado on August 27, 1999. At the time of the reverse acquisition, the Company changed its name from Celebrity Sports Network, Inc. to Powder River Basin Gas Corporation. The Company issued 9,000,000 shares of common stock for all the issued and outstanding stock of PRBGC; thus, making PRBGC a wholly-owned subsidiary of the Company. The Company issued 9,000,000 shares of common stock for the receipt of 9,000,000 shares of PRBGC, therefore, an adjustment to the shares outstanding was necessary to reflect the other shareholders of the Company at the time of acquisition. No goodwill was recorded in the acquisition, and the purchase method of accounting was used in recording the business combination.

     Powder River Basin Gas Corp is an oil and gas exploration company that is engaged in the evaluation and development of coal bed methane reserves as well as shallow oil reserves within the Powder River Basin in the State of Wyoming. The Company hoped to develop these properties but subsequently changed its objective with respect to these holdings. On December 17, 2003, the Company reached an agreement to sell most of its interest in Powder River.

     The purchase was valued at $540,000 based on the average trading value of Imperial Petroleum's issuance of 2,650,000 shares of common stock at acquisition, resulting in its 55% stake in Powder River Basin Gas Corp.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                At May 16, 2003

                  Current assets                 $       2,555
                  Property, plant and equipment      1,284,251

                  Total assets acquired              1,286,806

                  Current liabilities                  499,518
                  Long-term debt                             -

                  Total liabilities assumed            499,518

                  Net assets acquired             $    787,288
                                                  ============

     On December 17, 2003, the Company sold its controlling interest (23,885,000 shares) in Powder River for $175,000 in cash, a 12.5% carried working interest in the properties owned by Powder River and retained 1.5 million shares of Powder River common stock and a note receivable from Powder River of $47,677. The sale resulted in a net loss of $395,557 and resulted in the Company retaining approximately a 3% ownership of Powder River recorded at a cost of $36,506 at July 31, 2004.

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

     Development Stage

     The Company became a development stage company in 1993 when it acquired Ridgepointe Mining Company and focused its efforts toward mining, eventually divesting its oil and gas properties. The Company is pursuing its re-entry into the oil and gas industry and thus remained a development stage company until it completed its acquisitions in 2004. As a result of the acquisitions of assets from Warrior Resources, Inc. and Hillside Oil & Gas LLC, the Company is no longer a development stage company beginning with its year ended July 31, 2004.

     Financial Condition

     The Company's financial statements for the year ended July 31, 2005 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $2,695,812, $1,450,822, and $1,321,597 for the years ended July 31, 2005, 2004 and 2003, respectively, and as of July 31, 2005 has an accumulated deficit of $11,539,051.

     Management Plans to Continue As A Going Concern

     The Company believes that it has sufficient financing under its existing $18.65 million debt facility and sufficient cash flow from operations to continue as a going concern. As of July 31, 2005 the Company had incurred debt under the facility of $16.09 million to acquire its oil and gas properties. During 2005, the Company's oil and gas interests provided positive cash flow of $0.95 million before debt service, taxes, depreciation, depletion and amortization.

     The Company is pursuing the sale of certain of its non-strategic properties, which if consummated, would reduce its debt substantially and allow the Company to obtain a traditional lending facility with lower interest rates. The Company intends to engage an investment banking firm to assist in raising equity to further reduce or eliminate debt and provide capital for growth.

     Use of Estimates

     The presentation of financial statements in conformity with generally accepted U.S. accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Accounts Receivable

     Bad debts on receivables are evaluated periodically and charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts is included in the financial statements. During 2005, 2004 and 2003 the Company charged off $0, $0, and $120,364 respectively.

     Fair Value of Financial Instruments

     Fair values of cash and cash equivalents, investments and short-term debt approximate their carrying values due to the short period of time to maturity. Fair values of long-term debt are based on quoted market prices or pricing models using current market rates, which approximate carrying values.

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

     Management Fees

     The Company received management fees from Warrior Resources, Inc. during 2004 and 2003. Warrior Resources, Inc. was under common control of the Company until November 2005. On January 16, 2004 the Company acquired all of the assets and certain liabilities of Warrior Resources, Inc. During 2005, 2004 and 2003, the Company earned $0, $74,000, and $94,000 respectively in management fees as reflected in other income. The payment of management fees terminated with the closing of the acquisition.

     Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable.

     The Company's cash is deposited in two financial institutions. Cash and certificates of deposit at banks are insured by the FDIC up to $100,000. At times, the balances in these accounts may be in excess of federally insured limits. At times, the balances in these accounts may be in excess of federally insured limits.

     The Company currently operates in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company's major purchasers of its oil and gas during 2005 were Plains Marketing, Duke Energy and Navajo Refining accounting for 18.9%, 19.0% and 19.4 % revenues respectively.

     Revenue Recognition

     The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company recognizes revenues based on actual volumes of oil and gas sold to customers.

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

     Other Property and Equipment

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

     Amortization of Financing Fees

     Deferred financing fees are amortized ratably over the term of the related debt. Amortization expense for 2005, 2004 and 2003 was $ 612,444, $234,241 and $0, respectively.

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

     Loss Per Common Share

     Loss per common share is computed based upon the weighted average common shares outstanding. Outstanding warrants are excluded from the weighted average shares outstanding since their effect on the earnings per share calculation is anti-dilutive.

     Reclassification

     Certain  amounts  in  the  2004  consolidated   financial  statements  were
     reclassified in 2005.

     Recent Accounting Pronouncements

     Statement 143: This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

     This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     This standard was implemented by the Company in its July 31, 2004 consolidated financial statements.

     Statement 150: In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 established standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's financial position or results of operations.

     SFAS 123R: On December 16, 2004, the Financial  Accounting  Standards Board
     (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supercedes APB opinion No. 25, Accounting for Stock Issued to employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement became effective for our year-ended July 31, 2005. The Company did not issue any stock-based compensation to its employees during 2005 and as a result had no impact on the Company's financial statements for the year ended July 31, 2005.

2.   PROPERTY, PLANT and EQUIPMENT

     The Company's property, plant and equipment consist of the following:

                                         2005              2004
                                 -------------------------------------

         Oil and gas properties        $  16,513,251     $ 14,817,570
         Mining claims                        74,800           74,800
         Oil and gas equipment               254,850          254,850
         Mine development costs               32,634           32,634
         Acquisitions in progress                                   -
         Impairment reserve                  (65,674)         (65,674)
                                    ----------------------------------

               Total                    $ 16,809,861     $ 15,114,180
                                        ============     ============

     The Company has not completed or updated the necessary reserve studies of its mining claims to determine the metal content of the reserves and the related future production costs which affect the recoverability of the capitalized costs. In addition, the Company's going concern issues in the past, lack of capital for mining and other factors led management to recognize an impairment reserve to reduce the carrying value to management's estimate of the amount recoverable upon ultimate disposition. The Company intends to continue to hold and use the impaired mining assets.

     The Company accounts for its oil and gas properties under the full cost method. The Company's capitalized costs for oil and gas properties result from its 2003 acquisitions of Powder River Basin Gas Corp. and an interest in the Bovina field in Warren County, Mississippi and its 2004 acquisitions of the Warrior Resources, Inc., Hillside Oil & Gas LLC, Caltex/Apache and Coquille Bay acquisitions. In December 2003, the Company completed the sale of its controlling interest in Powder River Basin Gas Corp.

3.   INCOME TAXES

     Provisions for income taxes are as follows:


                                       2005           2004             2003
                                    --------------------------------------------
                                                (in thousands)
               Current:
                 Federal                  -              -                -
                 State                    -              -                -

                                          -              -                -
                                 ==========      =========        =========
               Deferred:
                 Federal                  -              -                -
                 State                    -              -                -

                                 $        -      $       -       $        -
                                 ==========      =========       ==========

     Income taxes differed from the amounts computed by applying the U.S. federal tax rate as a result of the following:

                                                  2005           2004       2003
                                          --------------------------------------
                                                         (in thousands)

     Computed "expected" tax expense (benefit) $  (710)     $   (458)  $   (449)
     State income taxes net of federal benefit       -             -          -
     Increase(Decrease) in valuation
       allowance for deferred tax assets           710           458        449
     Other                                           -             -          -
                                          --------------------------------------

     Actual income tax expense                  $    -      $      -   $      -
                                          ======================================

     While  the  Company  has not  filed  its  tax  returns,  following  are the
     estimated  tax  effects  of  temporary   differences   that  give  rise  to
     significant portions of the deferred tax assets and liabilities:

                                                  2005         2004        2003
                                            ------------------------------------
                                                        (in thousands)
     Deferred tax liabilities:
     Property, plant and equipment          $         -    $       -   $      -
     Other                                  $         -    $       -   $      -
                                            ------------------------------------

     Total deferred tax liabilities         $         -    $       -   $      -
                                            ====================================

     Deferred tax assets:
     Unrealized loss on securities          $      707     $   707     $   707
     Net operating losses                        3,032       2,322       1,864
     Other                                           -           -           -
                                            ------------------------------------
     Total deferred tax assets                   3,739       3,029       2,571
                                            ------------------------------------
     Valuation allowance                        (3,739)     (3,029)     (2,571)
                                            ------------------------------------

     Net deferred tax assets                        -           -           -
                                            ------------------------------------

     Net deferred tax asset (liability)     $       -     $     -       $    -
                                            ====================================
-

     A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

     The Company has net operating loss (NOL) carryforwards to offset its earnings of approximately $9,575,000. If not utilized, the net operating losses will expire in varying amounts from 2016 to 2025. Due to recurring losses and a lack of funding the Company has not been filing its tax returns. Provisions for current and deferred taxes are estimated using known facts.

4.   NOTES PAYABLE
                                                           2005          2004
                                                    ----------------------------
     Gary S. Williky, unsecured promissory note,
      dated November 24, 1997, principal due on
      demand plus interest at 9.0%                     $     13,913   $  15,912

     Thomas J. Patrick, unsecured promissory note,
      dated December 18, 1997, principal due on
      demand plus interest at 8.5%                                -      23,314

     Hillside promissory note, dated January 16, 2004,
      principal due on demand plus interest at 8%.
      Collateralized by 1,000,000 shares of the
      Company's common stock held.                          213,297     265,140

     Equipment note due a Bank, dated 03/01/01, payments assumed 1/16/04, principal due on demand plus interest at a variable rate at 5.5% as of 7/31/04. Collateralized by a workover rig
      and certain vehicles.                                 129,140     211,954

     Note Payable to a Bank, subordinated debt due
      1/16/08, monthly.  Interest due in-kind at 4%.
      Collateralized by the oil and gas properties and
      certain assets of the Company on a 2nd mortgage.      650,000     650,000
                                                        ------------------------

     Total                                                1,006,350   1,166,320
                                                        ------------------------

     Less:  current portion                                 356,350     516,320
                                                        ------------------------

             Long-term notes payable                   $    650,000  $  650,000
                                                       =========================

     Current maturities of notes payable are as follows:

                                7/31/06    $ 356,350
                                7/31/07            -
                                7/31/08      650,000
                                7/31/09            -
                                7/31/10            -
                                Thereafter         -
                                           ---------
                                Total    $ 1,006,350

      NOTES PAYABLE - RELATED PARTY
                                                 2005        2004
                                            ----------------------

      Officer -  10.0% demand note          $  106,462 $   106,462
      Officer -  7.5% demand note               72,850      72,850
      Officer -  9.0% demand note              426,771     339,238
                                             --------- -----------

                                            $  606,083 $   518,550
                                            ========== ===========

     The outstanding notes are collateralized by oil and gas properties and certain assets of the Company on a 3rd mortgage.

     The Company maintains a revolving line of credit agreement with a lending institution totaling $18 million. The Company had $15,440,811 and $12,688,469 in outstanding advances as of July 31, 2005 and 2004 respectively. The line of credit provides for interest at the rate of the prime rate plus 8% due January 15, 2007, secured by the oil and gas properties and certain assets of the Company.

5.   RELATED PARTY TRANSACTIONS

     The Company has entered into transactions with its chief executive officer, Jeffrey T. Wilson and a Company owned and controlled by Mr. Wilson, H.N. Corporation. For 2005 and 2004 the Company has accrued an annual salary of $125,000 and $104,167, respectively, for Mr. Wilson. The Company, from time to time, has also entered into loans with its directors, stockholders and related companies.

     During 2005, the Company entered into an agreement to sell its mining assets to Warrior Resources, inc., an affiliate of the Company, in connection with the change of control of Warrior. The transaction was unwound and the Company has retained the mining assets.

     During 2004, the Company acquired the assets and certain liabilities of Warrior Resources, Inc., an affiliate, pursuant to an Asset Acquisition Agreement and Proxy Solicitation approved by the Warrior shareholders. As a result of the transaction, the Company paid off Warrior's bank debt of $3.65 million, extinguished a note receivable from Warrior in the amount of $1.7 million, assumed accounts payable obligations of Warrior in the amount of $0.3 million and issued 2,000,000 shares of the Company's restricted common stock to Warrior valued at $0.3 million. The total consideration paid for the Warrior acquisition was $6.23 million.

     During 2003, the Company issued stock valued at $683,745 and advanced $14,000 in payments of obligations of Warrior Resources, Inc., an affiliate, pursuant to an acquisition of an interest in certain of its oil and gas properties.

6.   ASSET RETIREMENT OBLIGATION

     Effective January 1, 2003, the Company implemented the requirements of SFAS
     143. Among other things, SFAS 143 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operation expense and the capitalized cost is depleted over the estimated useful life of the related asset. Additionally, SFAS No. 143 requires that upon initial application of these standards, the Company must recognize a cumulative effect of a change in accounting principle corresponding to the accumulated accretion and depletion expense that would have been recognized had this standard been applied at the time the long-lived assets were acquired or constructed. The Company's asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date.

     Using a credit-adjusted risk free rate of 8%, and estimated useful life of wells ranging from 30-40 years, and estimated plugging and abandonment cost ranging from $2,500 per well to $27,666 per well, the Company has recorded a non-cash fixed asset addition and associated liability related to its property acquisitions of $230,793. Oil and gas properties were increased by $230,793, which represents the present value of all future obligations to retire the wells at January 16, 2004. A corresponding obligation totaling $230,793 has also been recorded as of January, 2004. At July 31, 2005 the obligation was increased to $238,166. For the periods ended July 31, 2005 and 2004, respectively, the Company recorded accretion expenses of $7,373 and $11,965 associated with this liability. These expenses are included in interest expense in the consolidated statements of operations.

7.   LITIGATION, COMMITMENTS AND CONTINGENCIES

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

     The Company acquired certain accounts payable from Warrior in the amount of $313,607 and Hillside in the amount of $378,861 as a result of the acquisitions of the assets of each. Nearly all of the trade accounts payable were delinquent when acquired. During 2004, the Company reduced the trade accounts payable of Warrior and Hillside to $22,221 and $142,603 respectively through payments and settlements of accounts. During 2005, the Company completed the settlements with vendors on these old accounts.

     The Company has accrued revenue payable in legal and petty suspense accounts in the amount of $70,993 and $7,954 respectively as of July 31, 2005. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business.

     The Company has a plugging liability for oil and gas operations in the various states in the amount of $238,166. The Company has plugging bonds posted with the state regulatory agencies in the amount of $52,230 to offset the cost of plugging wells in the future.

     Imperial Petroleum, Inc. versus Ravello Capital LLC: The Company ciled suit in Federal Distrect Court in Tulsa County, Oklahoma against Ravello Capital LLC on November 20, 2000. The suit alleged brach of contract and sought to have the contract declared partially performed in the amount of 474,900 and sought relief in the amount of $488,390 for the unpaid consideration and punative damages and attorney fees. The Company received a judgment award against Ravello in the amount of $488,390 and subsequently collected and credited the judgment award against Ravello in the amount of $85,638.02 as a result of the re-issuance of certain of its shares in Warrior, held by Ravello in escrow and not released. The Company does not bieleve it will be seccessful in collecting the balance of the judgment agains Ravello.

     The Company, through its predecessor in interest, was named a defendant in a class action lawsuit seeking damages by the plaintiffs for inadequate development of the Moss Unit located in Panola county, Texas. The plaintiffs sought unspecified damages. The lawsuit was settled subsequent to year-end through the execution of a farmout agreement with a company nominated by the plaintiffs to drill additional wells in the Unit. The Company retained an over-riding royalty interest in the farmout wells to be drilled and all rights to its existing proration unit surrounding the Moss well, as well as $132,500 as consideration for executing the farmout. Three additional producing wells have subsequently been drilled in the Unit.

     The Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola county, Texas. The Crump Unit encompasses the Company's Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff's damages resulting from the Company's failure to develop the property. The damages are unspecified. The Company executed a farmout agreement with Burke Royalty, a co-defendant in the suit, regarding the acreage in question. Burke negotiated a settlement under which the Plaintiffs would arrange to drill additional wells. The Company has a 12.5% carried working interest in the first well drilled in the unit and the right to participate for a 12.5% working interest in subsequent wells.

     The Company has received a letter from an attorney representing Powder River Basin Gas Corp in reference to certain claims PRVB believes it has against the Company and its management in reference to the sale of PRVB and the warranties and representations provided by the Company. No lawsuit has been filed. The Company believes the claims are without merit and intends to vigorously defent any action taken as a result.

8.   INVESTMENTS IN WARRIOR RESOURCES, INC.

     During 1999 the Company acquired a stake in Warrior Resources, Inc. which was recorded as an investment under the cost method. Through an exchange transaction in 2002 the Company had a 32% interest (33,586,473 shares with an undiscounted trading value of $69,805), exceeded the 20% ownership threshold and has the ability to significantly influence the investee, requiring a change to the equity method of accounting. A change to the equity method of accounting from the cost method of accounting for an investment requires a retroactive adjustment by the investor to its investment, results of operations, and retained earnings in a manner consistent with the step-by-step acquisition of a subsidiary.

     Warrior Resources common stock is traded publicly on over-the-counter markets. Recurring losses and management representations of the investee provide evidence of impairment of this equity investment. Therefore, the impairment allowance required for equity investments under APB Opinion 18 yields a result which reduces the carrying amount of the equity investment to the lower market value as per quoted market prices, discounted for large block and lack of marketability discounts as applicable. Thus, the carrying value was unchanged from that when carried using the cost method of accounting for the investment but the results of operations are restated to reflect the change in the carrying value of the investment. For 2003, the investment presentation was changed to reflect the change from the cost method to the equity method. Impairment losses of $168,367 and $388,844 were recognized in 2003 and 2002 respectively.

     The carrying amount of the investment is as follows:

                                                 July 31, 2003

           Equity in investee net assets         $  2,118,951
           Impairment allowance                     2,078,647

                     Net carrying amount         $     40,304
                                                 ============

     During 2004, the Company completed its acquisition of the assets of Warrior Resources, Inc. and remaining costs were allocated to oil and gas properties. Condensed selected financial data of Warrior Resources (unaudited) is as follows:

                                                 July 31, 2003

                  Assets                         $ 28,982,195
                  Liabilities                       5,150,616
                                                -------------

                     Net assets                 $  23,831,579

                     Net income (loss)         $   (5,314,100)

     During 2005, the Company returned approximately 23.6 million shares of the restricted common stock of Warrior in connection with a sale of the Company's mining properties and a change of control of Warrior. The Company retained 10 million shares of Warrior and was issued 520,000 shares of the Company's common stock owned by Warrior. The sale of the mining properties was subsequently unwound and the Company retained the Imperial shares and received a re-assignment of its mining properties. The share value of the consideration paid to the Company at the time of the transfer was approximately equal to the share value of the shares returned to Warrior in the failed transaction and as a result, the Company has retained the prior carrying amount of its acquisition in Warrior of $40,304. As of July 31, 2005, the share value of the shares received by the Company in the failed transaction was approximately $113,043.

9.   STOCK WARRANTS

     The following schedule summarizes pertinent information with regard to the stock warrants for the years ended July 31, 2005, 2004 and 2003:

                                  2005            2004               2003
                               Weighted         Weighted           Weighted
                                Average          Average            Average
                           Shares-Exercise    Shares-Exercise    Shares-Exercise
                         Outstanding-Price  Outstanding-Price  Outstanding-Price

     Beginning of year     8,832,434 $ .06    1,200,000 $ .25   1,300,000 $ .38
        Granted              584,281   .01    9,916,934   .01   3,700,000   .12
        Exercised         (2,000,000)  .12   (1,284,500)  .15  (2,600,000)  .25
        Forfeited                  -     -            -     -           -     -
        Expired           (2,000,000)$ .14   (1,000,000)$ .12  (1,200,000)$ .25
                          -----------  ---   -----------  ---  -----------  ----
    End of year            5,416,715          8,832,434         1,200,000
                         ============        ===========       ===========
    Exercisable            5,416,715          8,832,434         1,200,000
                         ============        ===========       ===========

    Weighted average
      fair value of
      warrants issued      $       -          $       -        $        -
                         ============        ===========      ============

     On July 31, 2005, the Company has 5,416,715 warrants exercisable at $.01, expiring on various dates on or after 1/16/07. RAB Capital exercised its warrants in the amount of 2,000,000 shares on October 27, 2004 at $0.12 per share.

     During the years ended July 31, 2005, 2004 and 2003, the Company recorded $0 for services rendered related to warrants issued under the agreements.

10.  ACQUISITIONS IN PROGRESS

     As of July 31,  2003,  the  Company  had  $804,711,  $160,000  and  $15,500
     (totaling $980,211) invested in the acquisitions of Warrior Resources, Hillside Oil & Gas and Renovared Resources properties, respectively.

     As of July 31, 2004, the Company was involved in the acquisition of oil and gas properties from Renovared Energy Resources, Inc. in Kentucky. The Company had properly executed agreements to acquire oil and gas properties in the United States. Costs incurred pursuant to the acquisition were $15,500 and were presented in other assets at 7/31/04. The acquisition subsequently closed in December 2004 at a total cost of $18,000.

     The Company had no other acquisitions in progress at July 31, 2005.

11.  LEASE OBLIGATIONS

     During 2005 the Company has a non-cancelable operating lease agreement for office space at its headquarters at 329 Main Street, Suite 801, Evansville, IN. The term of the agreement is 3 years from February 2004 and provides for monthly rent of $941. Total rental expense was $11,294 and $4,706 in 2005 and 2004, respectively.

     Lease Rental Obligations

     Through 7/31/06           $11,294
     Through 7/31/07            $6,588 Lease agreement expires 2/28/07

12.  ACCRUED EXPENSES

     The Company has accrued expenses as of July 31 as follows:

                                                 2005         2004

            Revenue in suspense             $    78,947   $    58,368
            Accrued officer salary - CEO        140,750       140,750
            Accrued interest on notes           297,491       323,997
            Accrued Payroll Taxes                81,145        38,673
                                            -----------   -----------

                                            $   440,439   $   561,788

     During the years ended July 31, 2005, 2004 and 2003 the Company issued 700,000, 1,550,000, and 1,236,309 shares, respectively, of its restricted common stock to pay accrued interest, pay for services, and extend maturities of notes payable.

13.  PRIOR PERIOD ADJUSTMENTS

     Net income for 2004 and 2003 has been adjusted to correct errors. In 2003, the Company had recognized a gain on extinguishment of $808,508 as a result of its settlement of accrued officer salaries in exchange for warrants with its principal stockholder. This adjustment resulted in a decrease in net income for 2003 of $808,508 and an increase to additional paid in capital of $808,508. In 2004, depletion expense was understated due to an improper calculation of the Company's interest in certain properties. This adjustment resulted in a decrease in net income for 2004 of $280,304 and a decrease in net property, plant and equipment of $280,304. Retained earnings for both years have been corrected to reflect these adjustments.

14.  SUBSEQUENT EVENTS

     On October 14, 2004 the Company signed a Merger Agreement with United Heritage Corporation wherein the Company would merger with and become a wholly-owned subsidiary of United Heritage on the basis of 1 share of UHCP common stock for each 3 shares of IPTM common stock. The merger was extended through May 2005 and was subsequently terminated by the Company.

     As a result of the termination of the Merger Agreement, the Company did not fulfill certain terms of a Waiver Agreement it had negotiated with its senior lender; (1.) that the Company would complete the merger on or before August 31, 2005 or (2.) the Company would complete an equity infusion and pay down debt by at least $5 million prior to August 31, 2005. Consequently, subsequent to year-end the Company is not in compliance with certain of the covenants of its loan agreements with its Senior Lender. The Company has been in discussions with its Senior Lender and believes it will receive an extension of the time required to establish compliance under the waiver agreement.

                            IMPERIAL PETROLEUM, INC.
                            Supplemental Information
                                   (Unaudited)
                For the Years Ended July 31, 2005, 2004 and 2003


Oil and Gas Related Costs                 2005         2004           2003
                                       ----------   -----------   -----------
  Property acquisitions
  Proved                            $     133,710   $15,072,420   $           -
  Unproved                                      -             -               -
  Less - proceeds from sales of properties      -             -               -
  Support equipment and facilities              -             -               -
                                     ------------   -----------   -------------
      Oil and gas related costs           133,710    15,072,420               -

Results of Operations for Oil and
Gas Producing Activities
  Revenues                          $   2,963,651   $ 1,931,593    $          -
  Production costs and taxes           (1,429,587)     (791,741)              -
  Depreciation, depletion and
    amortization                         (875,257)     (513,753)              -
                                           ------------------------------------
      Income from oil and gas
        producing activities        $     658,807   $   626,099    $          -
                                    ===========================================

     The  following  table  sets  forth the  Company's  net  proved  oil and gas reserves at July 31, 2005 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels (bbls) in the case of oil, and units of one thousand cubic feet (MCF) in the case of gas.

                                               Oil  (bbls)      Gas (MCF)
Proved reserves:
   Balance at July 31, 2003                         -                    -
   Discoveries and extensions                       -                    -
   Acquisitions                               801,259           17,810,211
   Revisions of previous estimates                  -                    -
   Production                                 (20,400)            (154,000)
                                              --------         ------------

 Proved reserves:
   Balance at July 31, 2004                   780,859           17,656,211
   Discoveries and extensions                       -                    -
   Acquisitions                                22,514              284,405
   Revisions of previous estimates             28,254           (2,470,716)
   Production                                 (32,527)            (307,900)
                                              -------------- --------------

 Proved reserves at 7/31/05                   799,100           15,162,000
   Proved developed July 31, 2003                   -                    -
   Proved developed July 31, 2004             728,349            6,081,731
   Proved developed July 31, 2005             660,100            5,247,000

All of the Company's reserves are located in the continental United States.

Standardized Measure of Discounted Future Net Cash Flows

                                        July 31,       July 31,        July 31,
                                          2005           2004            2003

Future Cash Inflows                 $ 187,682,000$    156,115,307$           -
Future production costs and taxes      39,834,000      39,649,748            -
Future development costs               12,586,000      22,955,670            -
Future income tax expenses             35,438,600      24,500,360            -

Net future cash flows                  99,823,400      69,009,529            -
Discount at10%                        (51,209,400)    (35,401,889)           -

Discounted future net cash flows from
proved reserves                     $  48,614,000   $  33,607,640            -


Balance, beginning of year           $ 33,607,640   $           -    $       -
Acquisitions                                           45,297,467            -
Sales of oil and gas net of
  production costs                     (1,391,400)     (1,139,652)           -
Discoveries and extensions                      -               -            -
Changes in prices and production costs 71,436,500               -            -
Extensions, additions and discoveries           -               -            -
Revision of quantity estimates        (12,176,700)              -            -
Development costs incurred              1,612,000                            -
Interest factor accretion of discount   4,554,200               -            -
Net change in income taxes              6,298,200               -            -
Changes in future development costs    (4,389,400)    (11,179,975)           -
Changes in production rates and other (50,937,040)              -            -
                                      -----------------------------------------

Balance, end of year                $  48,614,000 $    33,607,640    $        -
                                    ===========================================

     Estimated future net cash flows represent an estimate of the net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at July 31, 2005 were $49.58 per barrel of oil and $5.27 per MCF of gas respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

     Operating costs and production taxes are estimated based on current costs with respect to producing gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions. The estimates of reserve values include estimated future development costs that the Company does not currently have the ability to fund. If the Company is unable to obtain additional funds, it may not be able to develop its oil and natural gas properties as estimated in its July 31, 2005 reserve report.

     The future net revenue information assumes no escalation of costs or prices. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.

Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure.

The Company changed auditors from Briscoe Burke & Grigsby LLP to Weaver & Tidwell LLP on November 15, 2004. There were no disagreements with the prior auditors that resulted in the change. (See Form 8-K/A filed as of 12/30/04). Weaver & Tidwell LLP notified the Company that it has resigned as auditor effective as of August 15, 2005. Weaver & Tidwell LLP audited the Company's financial records for the year ended July 31, 2004 and issued an unqualified opinion in connection with the audit. The opinion issued by Weaver & Tidwell has not been qualified or modified as to audit certainty, audit scope or accounting principles nor has it included any disclaimer of opinion. The Company's Board of Directors approved the engagement of Briscoe, Burke & Grigsby LLP as the Company's auditors for the year ending July 31, 2005.

Item 9a. Controls and Procedures.

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, including this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Briscoe Burke & Grigsby, the Company's auditors for the year ended July 31, 2005, notified the Audit Committee in connection with its audit as of July 31, 2005, that a material weakness existed in the Company's internal controls such that in its belief " the accounting personnel of the Company did not possess the necessary skills to achieve accurate financial reporting in accordance with U.S. generally accepted accounting principals nor the requirements of the Securities & Exchange Act of 1934 Rules 13a-14 and 15d-14." Furthermore, Briscoe Burke & Grigsby advised the Audit Committee that a reportable condition was also noted in the Company's internal controls in regards to segregation of duties and that the Company should take steps to segregate duties in the accounting function to assist in alleviating these control deficiencies. The Company's management accepted the comments and recommendations of Briscoe Burke & Grigsby without dispute.

The Company's Certifying Officers have concluded based on their evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as of the date of this Report that certain improvements and modifications to the Company's internal accounting processes were required to ensure that material information was accumulated and communicated to management, including the Company's Certifying Officers, as appropriate to allow timely decisions regarding required disclosure in the Company's filings with the SEC. In that regard, the Company engaged third party accountants to assist the Company in compiling its financial information for the year ended July 31, 2005 and subsequently, as a matter of its regular business practice or until such time as it hires additional accounting staff internally. The Company's Certifying Officers believe that the engagement of additional accounting expertise to assist in book keeping and the compilation of its financial information will ensure that its accounting processes will be more streamlined and effective.

Changes in Internal

Controls Except as noted above, here have been no changes to the Company's system of internal control over financial reporting during the year ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's system of controls over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

Directors and Executive Officers

The following table sets forth certain information regarding the directors, executive officers and key employees of the Company.


       Name              Age                   Position
       ----              ---                   --------
Jeffrey T. Wilson         52         Director, Chairman of the Board,
                                     President and Chief Executive Officer

Annalee C. Wilson         47         Director

Aaron M. Wilson           25         Director

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

Based upon a review of From 3, 4 and 5 filings made by the Company's officers and directors during the past fiscal year ended July 31, 2004 under Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

Item 11. Executive Compensation.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company's Chairman of the Board, President and Chief Executive
Officer and (2) other compensation paid to officers and directors of the Company. Except as provided in the table below, during the three fiscal years ended July 31, 2005, 2004 and 2003 (i) no restricted stock awards were granted,
(ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

The Company began accruing salary due to Jeffrey T. Wilson in January 1994. Mr. Wilson agreed to accept 1.0 million warrants exercisable at $0.25 per share in exchange for the retirement of $808,508 in accrued salaries. Mr. Wilson began receiving payment of his monthly salary in January 2004. As of July 31, 2005 the Company has accrued and unpaid salaries to Mr. Wilson in the amount of $140,750.



                           SUMMARY COMPENSATION TABLE

                                                        Long Term Awards
                          Annual Compensation                Warrants
                          -------------------                --------

Name and Principal

Position               Year       Salary        Bonus       # shares

Jeffrey T. Wilson      2005       $ 125,000     -----         -------
                       2004       $ 104,167     -----         -------
                       2003       $ 109,500     -----         -------

Annalee C. Wilson      2005         -------     -----         -------
                       2004         -------     -----         -------
                       2003         -------     -----         -------

Aaron M. Wilson        2005         -------     -----         -------
                       2004         -------     -----         -------
                       2003         -------     -----         -------


None of the executive officers listed received prerequisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officers. Directors are currently not paid for their service to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of July 31, 2005, the Company has 43,464,505 issued and outstanding shares of common stock. The following table sets forth, as of July 31, 2005, the number and percentage of shares of common stock of the Company owned beneficially by
(i) each director of the Company,  (ii) each  executive  officer of the Company,
(iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company's common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31,2005, the Company had approximately 626 holders of common stock of record.

                                 Number of Shares
Name of Beneficial Owner         Beneficially Owned          Percent of Class

Jeffrey T. Wilson (1)                 6,594,886                   15.2%

Annalee C. Wilson(2)                  2,004,661                    4.61%

Aaron M. Wilson (3)                     203,234                    0.5%

All officers and directors as a
Group (3  people) at 7/31/2005        8,802,711                   20.25%

Estate of Luther Henderson(4)         2,266,457                    5.2%

Taghmen Ventures Ltd(5)               2,750,000                    6.3%

RAB Special Situations LP(6)          4,000,000                    9.20%

James M. Clements(7)                  3,307,500                    7.61%

Total officers, directors and
5% shareholders                      21,126,668                   48.61%

     (1) The mailing address of Mr. Jeffrey Wilson is 11600 German Pines, Evansville, IN 47725. Includes 589,584 shares held jointly with Mrs. Wilson; includes 706,548 shares owned by HN Corporation in which Mr. Wilson owns 33.3%. Does not include 300,000 shares held in Trust by Old National Bank for Mr. Wilson's children.

     (2) The mailing address of Mrs. Annalee Wilson is 11600 German Pines, Evansville, IN 47725. Includes 589,584 shares held jointly with Mr. Wilson; includes 1,415,077 shares owned by HN Corporation in which Mrs. Wilson owns 66.7%. Does not include 300,000 shares held in Trust by Old National Bank for Mrs. Wilson's children.

     (3) The mailing address for Mr. Aaron Wilson is 11600 German Pines Drive, Evansville, IN 47725. Includes 203,234 shares held in Trust by Old National Bank.

     (4) The mailing address of HN Corporation is 3117 N First Ave., Evansville, IN 47710. Mrs. Annalee Wilson is the President of HN Corporation, Jeffrey
     T. Wilson is the Vice President of HN Corporation and Aaron M. Wilson is a Vice President of HN Corporation.

     (5) The Executor of Mr. Henderson's Estate is Mr. Ajit Jhangiani. The address is 5608 Malvey, Suite 104, Fort Worth, TX 76107.

     (6) The address of Taghmen Ventures Ltd. is EFG House, St Julian's Avenue, St Peter Port Guernsey

     (7) The mailing address of RAB Special Situations LP is C/O Morgan Stanley 25 Cabot Square, 3rd Floor, Canary Wharf, London, E144QA

Item 13. Certain Relationships and Related Transactions.

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $606,083 in principal as of July 31, 2005.

HN Corporation, a private retail company owned by Mr. Wilson and his wife, has made unsecured loans to the Company from time-to-time which total $0 in principal as of July 31, 2005. Annalee Wilson serves as the President of HN Corporation and owns 66.7% of its common stock, Jeffrey T. Wilson serves as the Vice President and Secretary of HN Corporation and owns 33.3% of its stock and Aaron M. Wilson serves as a Vice President of HN Corporation.

Item 14. Principal Accountant Fees and Services.

The following table presents the fees for professional audit services rendered by Briscoe, Burke & Grigsby LLP for the audit of the Company's annual consolidated financial statements for the fiscal year ended July 31, 2005 and for Weaver & Tidwell LLP, our previous auditors, for the fiscal year ended July 31, 2004, and fees for other services rendered by each during those periods:


Fee Category                                 Fiscal 2005       Fiscal 2004

Audit Fees                                   $    23,798       $    30,000

Audit-Related Fees                           $         0       $         0

Tax Fees                                     $         0       $         0

All Other Fees                               $         0       $     9,500

Total Fees                                   $    23,798       $    40,950

Audit fees include fees related to the services rendered in connection with the annual audit of the Company's consolidated financial statements, the quarterly reviews of the Company's quarterly reports on Form 10-Q and the reviews of and other services related to registration statements and other offering memoranda. The audit fees in 2005 were substantially lower than in 2004.

Audit-related fees are for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees  include (i) tax  compliance,  (ii) tax advice,  (iii) tax planning and
(iv) tax reporting.

All Other Fees includes fees for all other services provided by the principal accountants not covered in the other categories such as litigation support, etc.

All of the services for 2004 and 2005 were performed by the full-time, permanent employees of Weaver & Tidwell LLP and Briscoe Burke & Grigsby LLP, respectively.

All of the 2005 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company's independent auditors to the extent that rule was applicable during fiscal year 2005. The Audit Committee has considered whether the provisions of such services, including non-audit services, by Briscoe, Burke & Grigsby LLP is compatible with maintaining Briscoe, Burke & Grigsby LLP's independence and has concluded that it is.



                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)Financial Statements

Financial Statements of Imperial Petroleum, Inc.

Reports of Independent Public Accountants;

Consolidated Balance Sheets as of July 31, 2005 and 2004;

Consolidated Statements of Operations for the years ended July 31, 2005, 2004, and 2003;

Consolidated Statements of Stockholder Equity for the years ended July 31, 2005, 2004, and 2003;

Consolidated Statements of Cash Flows for the years ended July 31, 2005, 2004, and 2003;

Notes to Consolidated Financial Statements.

Supplemental Financial Information

Schedule II - Amounts Receivable from Related Parties. Other Schedules are omitted as they are not required.

(b)Reports on Form 8-K.

The following reports were filed with the Securities and Exchange Commission on the dates shown and are included herein by reference:

11/16/04 Change of Auditors to Weaver & Tidwell LLP

8/15/05 Change of Auditors to Briscoe, Burke & Grigsby LLP

8/31/05 Termination of Merger Agreement with United Heritage Corporation.


(c) Exhibits. None.

3.1 Certificate of Incorporation of the Registrant incorporated herein by reference to Exhibit of the Form 10.

3.2 Bylaws of the Registrant incorporated herein by reference to Exhibit B of the Form 10.

4. Instruments defining the rights of security holders, including indentures. Not applicable.

9.   Voting Trust Agreement. Not applicable.

11.  Statement re: computation of per share earnings. Not applicable.

12.  Statement re: computation of ratios. Not applicable.

13. Annual Report to security holders, Form 10-Q, or quarterly report to security holders. Not applicable.

16.  Letter re change in certifying accountant. Included by reference.

18.  Letter re: change in accounting principles. Not applicable.

21.  Subsidiaries of the Registrant.

22. Published report regarding matters submitted to vote of security holders. Included by reference.

23.  Consents of experts and counsel. Not applicable.

24.  Power of Attorney. Not applicable.

27.  Financial Data Schedule. Not applicable.

28.  Information   from  reports   furnished  to  state   insurance   regulatory
     authorities. Not applicable;

99.  Additional Exhibits; Not applicable.

SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Imperial Petroleum, Inc.


Date: November 15 , 2005                       /s/  Jeffrey T. Wilson
                                              ----------------------
                                            Jeffrey T. Wilson ,President
                                            and Chief Executive Officer





Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                   Title                                  Date


/s/  Jeffrey T. Wilson      President and Chief Executive
----------------------      Officer (Principal Executive
Jeffrey T. Wilson           Officer) and Director             November 15 , 2005

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



Date: 11/15/05    By:  /s/ Jeffrey T. Wilson,  President & CEO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the annual report of Imperial Petroleum, Inc. (the "Company") on Form l0-K for the year ended July 31, 2005, Jeffrey T. Wilson hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES - OXLEY Act of 2002, that to the best of his knowledge:

1. The annual report fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: 11/15/05    By:  /s/ Jeffrey T. Wilson,  President & CEO