Form 10-K/A
period 2003-07-31
IMPERIAL PETROLEUM INC
filed 2005-11-29
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549

                                    FORM 10-K/A
                          XX ANNUAL REPORT PURSUANT TO
                               SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                     ACT OF
                                      1934
                               For the fiscal year
                               ended July 31, 2003

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

The Company's Certifying Officers have concluded based on their evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as of the date of this Report that no improvements and modifications to the Company's internal accounting processes were required to ensure that material information was accumulated and communicated to management, including the Company's Certifying Officers, as appropriate to allow timely decisions regarding required disclosure in the Company's filings with the SEC.

Changes in Internal Controls

There have been no changes to the Company's system of internal control over financial reporting during the year ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's system of controls over financial reporting.

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






BRISCOE, BURKE & GRIGSBY LLP

Certified Public Accountants



December 20, 2003
Tulsa, Oklahoma

(A Development Stage Company)
Consolidated Balance Sheets
July 31, 2003 and 2002



ASSETS
                                                                LIABILITIES and STOCKHOLDERS' EQUITY         2003          2002
 Current assets:                                                Current liabilities:
  Cash                               $       -   $    2,869     Accountspayable                            179,974        92,263
  Accrued interest receivable                -       45,755             Accrued expenses (Note 17)         501,389     1,083,008
  Prepaids                              84,392            -         Notes payable (Note 6)                 691,400        80,000
                                                                Notes payable - related parties
Total current assets                    84,392       48,624     (Note 7)                                   741,517       765,817

                                                                Total current liabilities                2,114,280     2,021,088

Property, plant and equipment                                   Noncurrent liabilities:
(Notes 1, 2, and 4):                                            Unearned revenue - noncurrent
Mining claims, options and development                          (Note 16)                                        -       304,359
  costs less impairment                 41,760       41,760     Deferred income taxes (Note 5)                   -             -
 Oil and gas properties (full cost
 method)                             1,389,067                  Total noncurrent liabilities                     -       304,359
 Equipment                                   -        1,107
 Acquisition in progress               980,211        4,000     Minority interest (Note 1)                 353,520             -
 (Note 13)
                                     2,411,038       46,867     Stockholders' equity
                                                                Common stock of $.006 par value,
 Less: accumulated depr                      -        1,107     authorized 50,000,000 shares;
                                                                30,948,103 issued in 2003 and
Net property, plant                  2,411,038       45,760     39,363,946 shares in 2002                  185,689       236,184
and equipment                                                   Paid-in capital                          6,972,581     6,247,583
                                                                Deficit accumulated before the
                                                                development stage                          (89,525)      (89,525)
                                                                Deficit accumulated during the
                                                                development stage                       (6,293,507)   (5,981,295)
                                                                Treasury stock, at cost
                                                                (1,368,957 shares in 2003 and
Other assets:                                                   21,368,957 shares in 2002)                (707,304)   (2,243,304)
(2,243,304)
 Notes receivable - related parties
 (Note 3)                                    -      192,408     Total stockholders' equity (deficit)        67,934    (1,830,357)
 Investments - Warrior Resources
 (Notes 2 and 11)                       40,304      208,298     Commitments and contingencies
                                                                (Note 9)                                         -             -
     Total other assets                 40,304      400,706      TOTAL LIABILITIES and
                                                                 STOCKHOLDERS'
TOTAL ASSETS                      $  2,535,734 $    495,090      EQUITY(DEFICIT)                      $  2,535,734  $    495,090
                                  ============ ============                                           ============  ============

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