Form 10-Q
period 2005-10-31
IMPERIAL PETROLEUM INC
filed 2005-12-13
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                    FORM 10-Q

      ANNUAL REPORT          PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the Quarterly Period Ended October 31, 2005
      TRANSITION REPORT      PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____



On October 31, 2005, there were 43,464,505 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                             Ended October 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.
                                                                            Page

Consolidated Balance Sheets as of July 31, 2005 and October 31, 2005        4-5

Consolidated Statements of Operations for the three months ended              6
October 31, 2005 and 2004.

Consolidated Statements of Cash Flows for the three months ended              7
October 31, 2005 and 2004

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

                                     Part I


                              Financial Information

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED

                                            31-Oct-05    31-Jul-05
ASSETS
Current Assets
Cash and Cash Equivalents                  $  102,663     $      0

Accounts Receivable                           950,787      762,044
Other current assets                                0            0
     Total current assets                   1,053,450      814,274

Property, Plant and Equipment
Mining Claims, options & development costs     41,760       41,760
Oil and gas properties (full cost method)  17,021,022   16,768,101
Acquisition in Progress                             0            0
                                           17,062,782   16,809,861

Less: Accumulated DD&A                     (1,557,505)  (1,389,010)
     Net property, plant and equipment     15,505,277   15,420,851

Other Assets:
Deposits                                            0            0
Investments                                    26,506       36,506
Deferred financing expenses-net               656,948      810,648
     Total other assets                       683,454      847,154

TOTAL ASSETS                              $17,242,181  $17,082,279

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable                            $1,330,510  $1,448,630
Accrued expenses                               453,858     440,439
Notes payable-current portion                  117,183     356,350
Note payable-related parties                   609,083     606,083
Deposits from customers                         88,558     100,562
     Total current liabilities               2,599,192   2,952,064

Asset Retirement Obligation                    240,009     238,166

Long Term Liabilities
Notes Payable                                  650,000     650,000
Line of Credit                              16,032,032  15,440,811
Deferred Income Taxes                                0           0
     Total non-current liabilities          16,682,032  16,090,811

Stockholder's Equity
Common stock                                   260,787     260,787
Additional paid-in capital                   9,994,503   9,786,806
Retained earnings                          (11,827,038)(11,539,051)
Treasury stock                                (707,304)   (707,304)
     Total stockholder's equity             (2,279,052) (2,198,762)

Total Liabilities and Stockholder's
      Equity                              $17,242,181  $17,082,279

                             IMPERIAL PETROLEUM,INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED


                                                 Three Months Ending
                                            10/31/05            10/31/04
Revenue and other income:
Oil and gas revenue                       $1,045,188            $823,950

     Total operating income               $1,045,188            $823,950

Costs and Expenses:
Production costs and taxes                   263,246             407,599
Mining operating expense                       1,923                   0
Impairment loss                                    0                   0
General and administrative                   136,665             117,516
Merger expenses                                    0                   0
Depreciation, depletion and amortization     168,495             117,901
     Total costs and expenses                570,329             643,016

Income from operations                       474,859             180,934

Other Income/(expense)
Interest expense                            (609,735)           (483,661)
Interest income                                    0               2,730
Amortization of loan fees                   (153,111)           (103,388)
Management fees                                    0                   0
Other income (expense)                             0                   0
Gain/(loss) on sale of assets                      0                   0
     Total other income/expense             (762,846)           (584,319)

Net (Loss) Before Income Taxes              (287,987)           (403,385)

Provision for Income Taxes
Current                                            0                   0
Deferred                                           0                   0
Total benefit from income taxes                    0                   0
Net (Loss)                                 $(287,987)          $(403,385)

(Loss) per share                              (0.007)             (0.009)

Weighted average shares outstanding        43,464,505          41,873,103

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                  Three Months Ending
                                                 10/31/05    10/31/04


Operating activities:
     Net loss                                    (287,987)   (403,385)
     Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
     Depreciation, depletion and
      amortization                                168,495     221,289
     Expenses paid with common stock                    0           0
     Loss (gain) on sale and disposal
      of assets                                         0           0
     Write-offs and impairments                         0           0
     Change in accounts receivable               (188,743)    121,312
     Change in accrued interest receivable              0           0
     Change in other assets                             0           0
     Change in accounts payable                  (118,120)   (433,247)
     Change in accrued expenses                    13,419    (276,251)
     Change in deposits from customers             12,004           -
          Net cash provided by (used in)
          Operating activities                   (400,932)   (770,282)

Investing activities:
     Oil and gas properties                      (252,921)   (213,098)
     Proceeds from notes receivable-
      Related party                                     0            0
     Proceeds from notes receivable-
      Other                                             0            0
     Proceeds from certificates of deposit              0            0
     Proceeds of sale of assets                         0            0
          Net cash provided by (used in)
          Investing activities                   (252,921)    (213,098)

Financing activities:
     Proceeds from Line of Credit                  591,221     835,431
     Payments on notes payable                    (102,104)    (50,529)
     Proceeds from notes payable-
      Related party                                 3,000       12,000
     Payments on notes payable-
      Related party                                     0            0
     Payments of deferred financing costs               0            0
     Proceeds from issuance of stock              212,169      240,000
               Net cash provided by (used in)
          Financing activities                    704,286    1,036,902

          Net change in cash and cash
          Equivalents                              50,433       53,522

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                          Three Months Ending
                                                       10/31/05     10/31/04

Cash and cash equivalents, beginning of period           52,230           0
Cash and cash equivalents, end of period                102,663       53,522

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest                                            3,288        9,928
     Income taxes                                            0            0

Supplemental schedule of non-cash investing and Financing activities:
     Stock issued for fixed assets                           0            0
     Stock issued for services                               0            0
     Stock issued for investment                             0            0
     Impairments and write-offs                              0            0
     Stock issued to extinguish debt                   216,637            0
     Stock issued to extinguish accrued expenses             0            0
     Total                                             216,637            0

PART I - FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                October 31, 2005



(1)   General

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 2005. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended July 31, 2005.


Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation ("Ridgepointe"), I.B. Energy, Inc., an Oklahoma corporation ("I.B. Energy"), Premier Operating Company, a Texas corporation ("Premier"), LaTex Resources International, a Delaware corporation ("LRI"), Phoenix Metals, Inc., a Texas corporation ("Phoenix") , and Powder River Basin Gas Corp ("Powder River"), a Colorado corporation. Premier and IB Energy, Inc. were sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. The operations of LRI ceased in 1997 with the expiration of its remaining foreign activities. Phoenix has conducted limited activities since 1997 as Imperial Environmental Company, although it has not officially changed its name. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City Petroleum, Inc. ("Oil City"), an Oklahoma corporation effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company owned approximately 36% of the common stock of Warrior Resources, Inc., ("Warrior") an Oklahoma corporation, until November 2004 and now owns about 8.3% and carries its ownership under the equity method.

The October 31, 2005 and 2004 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., and Imperial Environmental Company(formerly Phoenix Metals, Inc.) and its proportionate share of the assets, liabilities, revenues and expenses of Powder River Basin Gas Corporation(PRBGC), for which the company was the majority owner for the year ended July 31, 2003. The Company sold its controlling interest in PRBGC during fiscal 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

At October 31, 2005, the Company operated 134 oil and gas wells in Texas, New Mexico, Louisiana and Mississippi and owned an interest in an additional approximately 280 wells operated by others. Net daily production from the Company's oil and gas properties averaged approximately 100 Bopd and 860 Mcfpd during the quarter ended October 31, 2005. The Company acquired an additional 24 wells in Kentucky and will become operators of each of these wells when its leasing and bonding process is complete. The Company's estimated net proven oil and gas reserves as of July 31, 2005 were 799.1 MBO and 15,162 MMCFG. No reserves are included for the Kentucky properties. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.



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

The Company completed the acquisition of a 16% non-operated working interest in the Coquille Bay Field of south Louisiana in May 2004 from Royal-T oil Company for $800,000 which was funded out of additional borrowings from the Company's revolving line of credit. The properties are located in Plaquemines Parish, Louisiana. The Company acquired the remaining interests owned by Royal-T and became the operator of the project during the quarter. The Company's interest in the project increased to a 22% working interest. As a result of non-consent operations under the Joint Operating Agreement, the Company now controls some 40% of the project.

The Company signed a definitive agreement to acquire a 50% working interest position in certain wells and leases owned by Arkana Operating Company located in the Arkoma Basin of Oklahoma and Arkansas for $917,000. After conducting its due diligence, the Company terminated the transaction due to title deficiencies.

The Company completed the purchase of the rights to 31 wells and associated leases in Guadalupe county, Texas for the development of proved behind pipe reserves of approximately 300,000 bbls. from Caltex Operating Company and Apache Energy in June 2004. The proposed formation is the Pecan Gap a t 1900 feet and has been logged and cored in most of the wells on the leases. The Company issued a total of 1.375 million shares of its restricted common stock in connection with the acquisition and closing fees. The Company has not completed any workovers on the wells to date and has not taken over operations of any of the wells.

On October 14, 2004 the Company signed a Merger Agreement with United Heritage Corporation wherein the Company would merge with and become a wholly-owned subsidiary of United Heritage on the basis of 1 share of UHCP common stock for each 3 shares of IPTM common stock. The Company and United Heritage extended the original time to complete the merger in order to complete the necessary SEC filings and Proxy Solicitations to consummate the merger. In August 2005, the Company terminated its involvement in the merger with United Heritage as a result of the potential sale of 70% of the Cato field by United Heritage to a third party group.

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

In May 2005, the Company agreed to acquire an interest in the Bastian Bay S/L 1652 #1 well for a commitment to perform a workover on the well to restore production. The Company controls 82% working interest in the well. No out-of-pocket consideration was paid for the rights to the well.

Subsequent Events:

The Company signed a Forbearance Agreement and Amendment Number Three to Consolidate Amended and Restated Credit Agreement with its Senior Lender dated as of November 30, 2005. (reference is made to the Form 8-K dated December 5,

2005 as filed). In connection with that Agreement, the Company has engaged a Financial Advisor as of December 8, 2005 to assist the Company in the restructuring of its senior debt.

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



 (3) NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its oil and gas and other activities. In addition to the private notes the Company has the following note obligations:
(1.) a term loan from a bank in the name of Hillside Oil & Gas for which the Company makes the monthly payments in connection with its purchase of a workover rig from Hillside; (2.)a secured line of credit facility with its senior lender and a subordinated loan with a bank in connection with the financing arranged for the purchase of the assets of Hillside Oil & Gas and the Warrior Resources Inc. each of which is further discussed below under the section entitled Capital Liquidity and Resources. As of October 31, 2005, the Company had a total of 3 notes payable to individuals and private companies totaling $0.726 million, in principal, of which $0.61 was with its Chairman and President. A total of $0.12 million of the remaining notes resulted from the agreement to purchase the Hillside workover rig. The Company settled the remaining balance of the Hillside note, approximately $0.21 million during the quarter for restricted common stock.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     GENERAL

RESULTS OF OPERATIONS



The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales, (iii) the level of lease operating expenses (iv) the level of and interest rates on borrowings and (v) the timing of acquisitions. As a result of the acquisition of the Warrior and Hillside assets and the successful implementation of a workover program, the Company now has positive cash flow from its operations. The same factors listed above will apply to the sale of minerals and metals mined by the Company as well as oil and natural gas produced by the Company. When the Company initiates production on its mining properties, results of operations will be affected by: (i) commodity prices for gold. (ii) the quantity and quality of the gold ore recovered and processed and (iii) the level of operating expenses associated with the mining operations.

Development of its oil and natural gas leases will subject the Company's revenues to the fluctuations inherent in the energy business for the last several years. Crude oil and natural gas prices have reached record highs during the last several months and expectations are that prices for these commodities will remain above prior levels in the future. Current crude oil prices as posted on the New York Mercantile Exchange (NYMEX) are in the $56.00 per barrel range as a result of concerns over supplies while natural gas prices have reached highs of $12.00 per MMBTU. The Company expects energy prices to continue to be volatile in the future, particularly in light of continued terrorist activities in the Middle East and elsewhere and the continued strong demand for petroleum products as the economies of the world maintain strong growth patterns. The Company had previously entered into hedging contracts with respect to a portion of its oil and gas production to minimize any significant downward energy price adjustments, however at the present time, the Company does not have any hedge agreements in place. The Company is also continuing to review additional hedging opportunities for its production in view of the substantially increased prices available today.

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect concerns in the marketplace regarding a return of inflation . Current spot prices for gold are $480.00 per ounce and have increased recently.. Gold prices are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial revenues from the sale of gold in the near future.


Three Months Comparison

Quarter ended October 31, 2005 compared to Quarter ended October 31, 2004. Revenues for the three months ending October 31, 2005 were $1,045,188 compared to revenues of $823,950 for the comparable quarter ended October 31, 2004 and represent a 26% increase over the prior year period. Revenues reflect increased oil and gas sales from the Hillside and Warrior properties acquired in January 2004 and the successful remedial work program to return wells to production undertaken by the Company. Revenues reflect almost no contribution from sales for the Coquille Bay field that has been shut in since early August as a result of Hurricane Katrina. The Company expects revenues to increase dramatically when the Coquille Bay field is returned to production.

Oil and gas production operating expenses were $263,246 for the quarter ended October 31, 2005 compared to $407,599 for the quarter ended October 31, 2004 and represent lease operating expenses from oil and gas interests owned by the Company. Operating expenses for the most recent quarter are 35% lower as a result of the limited operations at Coquille Bay and because we have experienced longer run-times on our New Mexico properties due to our remedial workover efforts conducted previously. No significant operations were conducted during the quarter on the Duke gold mine. Operating expenses are expected to increase as operations and production on the Coquille Bay field resume.

General and administrative costs were $136,655 for the three months ending October 31, 2005 compared to $117,516 for the same period a year earlier and primarily reflects the level activity of the Company as a result of its recent acquisitions. The current quarter reflects additional expenses incurred for reserve engineering and accounting fees. G&A should continue to increase as the Company adds additional staff. Net interest expense for the quarter were $609,735 in 2005 compared to $480,931 for the same period in 2004 and reflects the higher borrowings by the Company as a result of its acquisitions and operations. Interest expenses will continue to increase as the Company continues to acquire assets with debt financing and continues its workover program to improve production.

The Company had an after-tax net loss of $287,987 ($0.007 per share) for the quarter ended October 31, 2005 compared to a net loss of $403,385 ($0.009 per share) for the comparable quarter a year earlier. Cash used in operations was $400,932 for the quarter ending October 31, 2005 primarily from additional borrowings and cash flow from the properties. The Company expects its net loss to increase until it completes its workover efforts and re-finances its high interest rate debt.


CAPITAL RESOURCES AND LIOUIDITY


Because of the closing of the Company's asset acquisitions, the Company's capital requirements relate primarily to the workover operations on its oil and gas properties to increase production. The Company has a great deal of flexibility in the timing and amount of these expenditures. Workover expenditures for the most recent quarter totaled $278,695 which was funded from borrowings under the Company's credit facility and out of cash flow generated by the properties. Workover expenses have increased significantly as a result of the assumption of operations at Coquille Bay and the increase of the Company's interests from 22% working interest to 40% working interest under the non-consent provisions of the operating agreement.

Management decided to terminate all of the Company's mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000, due to its inability to raise capital for those projects. As a result, the Company is active in only one mine that will require significant capital expenditures. Presently the Company is seeking a capital partner to assist in the development of the mine. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company had primarily been engaged, prior to January 2004, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management had pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. After the acquisition of assets from Hillside and Warrior in January 2004, management decided to seek a partner for the Duke Mine and focus its management resources and limited capital on its oil and natural gas properties and to focus on additional acquisitions in the oil and gas sector.

As a result of the Hillside and Warrior acquisitions, the Company completed an $18 million revolving financing of which approximately $11 million was required at closing, including approximately $0.25 million in working capital and $0.6 million in development capital for workovers. The availability under the revolving loan is subject to semi-annual evaluations of the Company's oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. Under monthly calculations of the Borrowing Base, adjusted for production and prices, the calculated Borrowing Base as of October 31, 2005 was approximately $21.5 million. The Borrowing Base decreased from prior periods as a result of a new engineering report that was completed, which became the new base reserve report used in the calculation of the Borrowing Base. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for October 2005 was 14.25%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company's operations and assets. As of October 31, 2005 the Company was not in compliance with its loan covenants. Subsequently, however the Company signed a Forbearance Agreement with its senior lender to provide the Company sufficient time to re-finance its revolving loan or to raise equity. The term of the Forbearance Agreement is through February 28, 2006 and provides that the Company will complete a restructuring of its financing prior to that time. In connection with the Agreement the Company has agreed to retain a financial advisor to assist in its efforts to restructure the company's revolving loan. There can be no assurance that the Company will complete a restructuring of its principal debt prior to February 28, 2006 or that additional extensions of time will be afford the Company by its Senior Lender. If the Company does not complete a restructuring of the revolving loan prior to that time, its Senior Lender may seek to foreclose on substantially all of the Company's oil and gas properties. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $650,000 with a Bank. The terms of the Subordinated Financing are a term of 4 years from the closing date (January 15, 2004) and an interest rate of 4% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan.

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

The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial workover operations. The Company anticipates that its cash flow will be not sufficient to fund its operations at their current levels and that additional funds or borrowings will be required to maintain current levels of activity. Under the Forbearance Agreement, the Company's Senior Lender is not required to make additional borrowings available to the Company, and as a result, the level of the Company's operations may be significantly curtailed. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $609,083 as of October 31, 2005. These funds have been used to initiate the Company's oil and gas and mining activities and fund its overhead requirements. Management believes that the Company may need to borrow additional funds from these sources in the future, if available, to fund the Company's ongoing needs. There can be no assurance that additional funds will be available from these sources in the future.

At October 31, 2005, the Company had current assets of $1,053,450 and current liabilities of $2,599,192, which resulted in negative working capital of $1,545,742. The negative working capital position is comprised of trade accounts payable including accounts of Hillside and Warrior assumed by the Company as a result of the acquisition of $1,330,510, of accrued expenses payable of $453,858 consisting primarily of interest and accrued salaries payable to the Company's President, notes payable to the Company's President of $609,083, and third party notes payable of $117,183. As of October 31, 2005 the Company had cash and cash equivalents of $102,653 and accounts receivable of $950,787. Oil and gas receivables totaled

Oil and Gas Hedging

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

The Company has accrued revenue payable in legal and petty suspense accounts in the amount of $75,727 and $7,016 respectively as of October 31,2005. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business.

The Company has a plugging liability for oil and gas operations in the various states in the amount of $238,166. The Company has plugging bonds posted with the state regulatory agencies in the amount of $77,230 to offset the cost of plugging wells in the future.

Imperial Petroleum, Inc. versus Ravello Capital LLC: The Company ciled suit in Federal District Court in Tulsa County, Oklahoma against Ravello Capital LLC on November 20, 2000. The suit alleged breach of contract and sought to have the contract declared partially performed in the amount of 474,900 and sought relief in the amount of $488,390 for the unpaid consideration and punitive damages and attorney fees. The Company received a judgment award against Ravello in the amount of $488,390 and subsequently collected and credited the judgment award against Ravello in the amount of $85,638.02 as a result of the re-issuance of certain of its shares in Warrior, held by Ravello in escrow and not released. The Company does not believe it will be successful in collecting the balance of the judgment against Ravello.

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

The Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola county, Texas. The Crump Unit encompasses the Company's Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff's damages resulting from the Company's failure to develop the property. The damages are unspecified. The Company executed a farmout agreement with Burke Royalty, a co-defendant in the suit, regarding the acreage in question. Burke negotiated a settlement under which the Plaintiffs would arrange to drill additional wells. The Company has a 12.5% carried working interest in the first well drilled in the unit, proportionately reduced by its 75% working interest in the Unit, and the right to participate for a 12.5% working interest (proportionately reduced) in subsequent wells.

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

Item 2.          Changes in Securities .Not applicable.

Item 3.          Defaults Upon Senior Securities. Not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders.
                 Not Applicable.

\
Item 5.          Other Information. Not applicable.

Item 6.          Exhibits and Reports on Form 8-K
                 (a)   Exhibits
                       None

                 (b) Form 8-K dated as of December 5, 2005 included herein by reference.

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

Dated:      December 12, 2005


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

Date: 12/12/05    By:  /s/ Jeffrey T. Wilson,  President & CEO





CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the quarterly report of Imperial Petroleum, Inc. (the "Company") on Form l0-Q for the quarter ended October 31, 2005, Jeffrey T. Wilson hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES - OXLEY Act of 2002, that to the best of his knowledge:

1. The quarterly report fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: 12/12/05    By:  /s/ Jeffrey T. Wilson,  President & CEO