Form 10-Q
period 2006-01-31
IMPERIAL PETROLEUM INC
filed 2006-03-15
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




  (Mark One)

                                    FORM 10-Q

XX    ANNUAL REPORT            PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the Quarterly Period Ended January 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____ -

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Act). Yes ..... No ..X....


On January 31, 2006, there were 43,464,505 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q for the Quarterly Period
                             Ended January 31, 2006

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.
                                                                            Page

Consolidated Balance Sheets as of July 31, 2005 and January 31, 2006         4-5

Consolidated Statements of Operations for the three months and six             6
  months ended January 31, 2006 and 2005.

Consolidated Statements of Cash Flows for the six months                       7
  ended January 31, 2006 and 2005

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

                                     Part I


                              Financial Information

                            IMPERIAL PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED

                                            31-Jan-06    31-Jul-05
ASSETS
Current Assets
Cash and Cash Equivalents                  $  176,435     $ 52,230

Accounts Receivable                           399,251      762,044
Other current assets                                0            0
                                                -----       ------
     Total current assets                     575,686      814,274

Property, Plant and Equipment
Mining Claims, options & development costs     41,760       41,760
Oil and gas properties (full cost method)  17,826,205   16,768,101
Acquisition in Progress                             0            0
                                            ---------   ----------
                                           17,867,965   16,809,861
Less: Accumulated DD&A                     (1,812,878)  (1,389,010)
                                           -----------  ----------
     Net property, plant and equipment     16,055,087   15,420,851

Other Assets:
Deposits                                            0            0
Investments                                    39,063       36,506
Deferred financing expenses-net               504,424      810,648
                                             --------    ---------
     Total other assets                       543,488      847,154

TOTAL ASSETS                              $17,174,261  $17,082,279
                                          ===========  ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable                            $1,365,464  $1,448,630
Accrued expenses                               414,170     440,439
Notes payable-current portion                   85,695     356,350
Note payable-related parties                   605,082     606,083
Deposits from customers                              0     100,562
Other current liabilities                      500,000           0
Long Term Debt due One Year                 17,316,457           0
                                            -----------    -------
     Total current liabilities              20,286,838   2,952,064

Asset Retirement Obligation                    240,009     238,166

Long Term Liabilities
Notes Payable                                        0     650,000
Line of Credit                                       0  15,440,811
Deferred Income Taxes                                0           0
                                               -------    --------
     Total non-current liabilities                   0  16,090,811

Stockholder's Equity
Common stock                                   260,787     260,787
Additional paid-in capital                   9,993,739   9,786,806
Retained earnings                          (12,906,564)(11,539,051)
Treasury stock                                (707,304)   (707,304)
     Total stockholder's equity             (3,352,586) (2,198,762)
                                            ----------- ----------
Total Liabilities and Stockholder's
Equity                                     $17,174,261 $17,082,279

                             IMPERIAL PETROLEUM,INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED


                                     Three Months Ending    Six Months Ending
                                     01/31/06   01/31/05    01/31/06   01/31/05
Revenue and other income:
Oil and gas revenue                  $979,980   $615,410  $2,025,168 $1,439,360

     Total operating income          $979,980   $615,410  $2,025,168 $1,439,360

Costs and Expenses:
Production costs and taxes           $337,806    330,349     601,052    737,948
Mining operating expense                    0          0       1,923          0
Impairment loss                             0          0           0          0
General and administrative            157,079    104,512     293,744    222,028
Merger expenses                             0          0           0          0
Depreciation, depletion and amort.    211,934     78,003     423,861    195,904
                                      -------     -------    -------    -------
     Total costs and expenses         706,819    512,864   1,320,580  1,155,880

Income from operations                273,161    102,546     704,588    283,480

Other Income/(expense)
Interest expense                     (605,575)  (551,506) (1,215,870)(1,035,167)
Interest income                             0          0           0      2,730
Amortization of loan fees            (153,112)  (138,389)   (306,231)  (241,777)
Management fees                             0          0           0          0
Other income (expense)               (550,000)         0    (550,000)         0
Gain/(loss) on sale of assets               0          0           0
                                       ------     ------     --------     -----
0
     Total other income/expense    (1,308,687)  (689,895) (2,072,101)(1,274,214)

Net (Loss) Before Income Taxes     (1,035,526)  (587,349) (1,367,513)  (990,734)

Provision for Income Taxes
Current                                     0          0           0          0
Deferred                                    0          0           0          0
Total benefit from income taxes             0          0           0          0
Net (Loss)                        $(1,035,526) $(587,349)$(1,367,513)  (990,734)

(Loss) per share                       (0.024)    (0.014)      (0.031)   (0.024)

Weighted average shares outstanding 43,464,505 41,873,103 43,464,505 41,873,103

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                    Six Months Ending
                                                 01/31/06    01/31/05


Operating activities:
     Net loss                                  (1,367,513)   (990,734)
     Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
     Depreciation, depletion and
      amortization                                423,861     437,681
     Expenses paid with common stock                    0           0
     Loss (gain) on sale and disposal
      of assets                                         0           0
     Write-offs and impairments                         0           0
     Change in accounts receivable                362,793    (211,397)
     Change in accrued interest receivable              0           0
     Change in other assets                             0           0
     Change in accounts payable                   (83,166)    387,852
     Change in accrued expenses                   (26,262)   (231,624)
     Change in deposits from customers           (100,562)          -
          Net cash provided by (used in)
          Operating activities                   (790,849)   (608,222)

Investing activities:
     Oil and gas properties                    (1,058,104)   (836,374)
     Proceeds from notes receivable-
      Related party                                     0           0
     Proceeds from notes receivable-
      Other                                             0           0
     Proceeds from certificates of deposit              0           0
     Proceeds of sale of assets                         0           0
          Net cash provided by (used in)
          Investing activities                 (1,058,104)   (836,374)

Financing activities:
     Proceeds from Line of Credit               1,722,421   1,304,641
     Payments on notes payable                   (271,656)   (102,300)
     Proceeds from notes payable-
      Related party                                 4,000      40,533
     Payments on notes payable-
      Related party                                     0           0
     Payments of deferred financing costs         306,224           0
     Proceeds from issuance of stock              212,169
240,000
               Net cash provided by (used in)
          Financing activities                  1,973,158   1,482,874

          Net change in cash and cash
          Equivalents                             124,205      38,278

                            IMPERIAL PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                         Six Months Ending
                                                      01/31/06     01/31/05

Cash and cash equivalents, beginning of period          52,230           0
Cash and cash equivalents, end of period               176,435       38,273

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest                                            4,063        9,928
     Income taxes                                            0            0

Supplemental schedule of non-cash investing and Financing activities:
     Stock issued for fixed assets                           0            0
     Stock issued for services                               0            0
     Stock issued for investment                             0            0
     Impairments and write-offs                              0            0
     Stock issued to extinguish debt                   216,637            0
     Stock issued to extinguish accrued expenses             0            0
     Total                                             216,637            0

PART I - FINANCIAL INFORMATION

                            IMPERIAL PETROLEUM, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited
                                January 31, 2006



(1)   General

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 2006. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended July 31, 2005.


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

The January 31, 2006 and 2005 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., and Imperial Environmental Company(formerly Phoenix Metals, Inc.) and its proportionate share of the assets, liabilities, revenues and expenses of Powder River Basin Gas Corporation(PRBGC), for which the company was the majority owner for the year ended July 31, 2003. The Company sold its controlling interest in PRBGC during fiscal 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

At January 31, 2006, the Company operated 134 oil and gas wells in Texas, New Mexico, Louisiana and Mississippi and owned an interest in an additional approximately 280 wells operated by others. Net daily production from the Company's oil and gas properties averaged approximately 87 Bopd and 711 Mcfpd during the quarter ended January 31, 2006. The Company acquired an additional 24 wells in Kentucky and will become operators of each of these wells when its leasing and bonding process is complete. The Company's estimated net proven oil and gas reserves as of July 31, 2005 were 799.1 MBO and 15,162 MMCFG. No proved reserves are included for the Kentucky properties. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.



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

The Company signed a Forbearance Agreement and Amendment Number Three to Consolidate Amended and Restated Credit Agreement with its Senior Lender dated as of November 30, 2005. (reference is made to the Form 8-K dated December 5, 2005 as filed). In connection with that Agreement, the Company has engaged a

Financial Advisor as of December 8, 2005 to assist the Company in the restructuring of its senior debt. A subsequent agreement signed by the Company and its Senior Lender in February 2006 has extended the date for completion of a Restructuring Transaction until April 30, 2006. (reference is made to the Form 8-K dated 2/23/06 as filed.)

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



 (3)  NOTES PAYABLE

The Company enters into private notes primarily from its major shareholders from time-to-time in the course of funding its oil and gas and other activities. In addition to the private notes the Company has the following note obligations:
(1.) a term loan from a bank in the name of Hillside Oil & Gas for which the Company makes the monthly payments in connection with its purchase of a workover rig from Hillside; (2.)a secured line of credit facility with its senior lender and a subordinated loan with a bank in connection with the financing arranged for the purchase of the assets of Hillside Oil & Gas and the Warrior Resources Inc. each of which is further discussed below under the section entitled Capital Liquidity and Resources. As of January 31, 2006, the Company had a total of 3 notes payable to individuals and private companies totaling $0.691 million, in principal, of which $0.61 was with its Chairman and President. A total of $0.08 million of the remaining notes resulted from the agreement to purchase the Hillside workover rig. The Company settled the remaining balance of the Hillside note, approximately $0.21 million during the quarter ended October 31, 2005 for restricted common stock.




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

Development of its oil and natural gas leases will subject the Company's revenues to the fluctuations inherent in the energy business for the last several years. Crude oil and natural gas prices have reached record highs during the last several months and expectations are that prices for these commodities will remain above prior levels in the future. Current crude oil prices as posted on the New York Mercantile Exchange (NYMEX) are in the $60.00 per barrel range as a result of concerns over supplies while natural gas prices reached highs of $12.00 per MMBTU but have retreated to approximately $6.50 per MMBTU at present. The Company expects energy prices to continue to be volatile in the future, particularly in light of continued terrorist activities in the Middle East and elsewhere and the continued strong demand for petroleum products as the economies of the world maintain strong growth patterns. The Company had previously entered into hedging contracts with respect to a portion of its oil and gas production to minimize any significant downward energy price adjustments, however at the present time, the Company does not have any hedge agreements in place. The Company is also continuing to review additional hedging opportunities for its production in view of the substantially increased prices available today.



Three Months Comparison

Quarter ended January 31, 2006 compared to Quarter ended January 31, 2005. Revenues for the three months ending January 31, 2006 were $979,980 compared to revenues of $615,410 for the comparable quarter ended January 31, 2005 and represent a 59% increase over the prior year period despite a 7% decrease in sales volumes. Revenues reflect the impact of increased oil and gas prices during the most recent quarter compared to the prior period. Revenues reflect no contribution from sales of oil and gas for the Coquille Bay field that has been shut in since early August as a result of Hurricane Katrina. The Company expects revenues to increase dramatically when the Coquille Bay field is returned to production.

Oil and gas production operating expenses were $337,806 for the quarter ended January 31, 2006 compared to $330,349 for the quarter ended January 31, 2005 and represent lease operating expenses from oil and gas interests owned by the Company. Operating expenses for the most recent quarter reflect normal levels of operations. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to increase as operations and production on the Coquille Bay field resume.

General and administrative costs were $157,079 for the three months ending January 31, 2006 compared to $104,512 for the same period a year earlier and primarily reflects the level activity of the Company as a result of its recent acquisitions. The current quarter reflects additional expenses incurred for reserve engineering, accounting fees and additional administrative fees incurred as a result of the Forbearance Agreement. G&A should continue to increase as the Company adds additional staff. Net interest expense for the quarter were $605,575 in 2006 compared to $551,506 for the same period in 2005 and reflects the higher borrowings by the Company as a result of its acquisitions and operations. Interest expenses will continue to increase as the Company continues to acquire assets with debt financing and continues its workover program to improve production.

The Company had an after-tax net loss of $1,035,526 ($0.024 per share) for the quarter ended January 31, 2006 compared to a net loss of $587,349 ($0.014 per share) for the comparable quarter a year earlier. The increase in net loss is primarily attributable to the fees booked in association with the Forbearance Agreement of $550,000. Cash used in operations was $485,095 for the quarter ending January 31, 2006 primarily from additional borrowings and cash flow from the properties. The Company expects its net loss to increase until it completes its workover efforts and re-finances its high interest rate debt.

Six Months Comparison

Six Months ended January 31, 2006 compared to Six Months ended January 31, 2005. Revenues for the six months ending January 31, 2006 were $2,025,168 compared to revenues of $1,439,360 for the comparable period ended January 31, 2005 and represent a 41% increase over the prior year period despite an 18% decrease in sales volumes. Revenues reflect the impact of increased oil and gas prices during the most recent period compared to the prior period. Revenues for the period ended January 31, 2006 reflect no contribution from sales of oil and gas for the Coquille Bay field, while the prior period included initial sales volumes of natural gas from the field. The Company expects revenues to increase dramatically when the Coquille Bay field is returned to production.

Oil and gas production operating expenses were $601,052 for the six months ended January 31, 2006 compared to $737,948 for the six months ended January 31, 2005 and represent a 22% decrease in expenses in the most recent period as a result of the suspension of operations at Coquille Bay due to the hurricane. No significant expenses were incurred during either period on the Duke gold mine. Operating expenses are expected to increase as operations and production on the Coquille Bay field resume.

General and administrative costs were $293,744 for the six months ending January 31, 2006 compared to $222,028 for the same period a year earlier and primarily reflects the level activity of the Company as a result of its recent acquisitions. The current period reflects additional expenses incurred for reserve engineering, accounting fees and additional administrative fees incurred as a result of the Forbearance Agreement. G&A should continue to increase as the Company adds additional staff. Net interest expense for the six months were $1,215,870 in 2006 compared to $1,035,167 for the same period in 2005 and reflects the higher borrowings by the Company as a result of its acquisitions and operations. Interest expenses will continue to increase as the Company continues to acquire assets with debt financing and continues its workover program to improve production.

The Company had an after-tax net loss of $1,367,513 ($0.031 per share) for the six months ended January 31, 2006 compared to a net loss of $990,734 ($0.024 per share) for the comparable period a year earlier. The increase in net loss is primarily attributable to the fees booked in association with the Forbearance Agreement of $550,000. Cash used in operations was $ 790,849 for the six months ending January 31, 2006 primarily from additional borrowings and cash flow from the properties. The Company expects its net loss to increase until it completes its workover efforts and re-finances its high interest rate debt.



CAPITAL RESOURCES AND LIOUIDITY


Because of the closing of the Company's asset acquisitions, the Company's capital requirements relate primarily to the workover operations on its oil and gas properties to increase production. The Company has a great deal of flexibility in the timing and amount of these expenditures. Workover expenditures for the most recent quarter totaled $718,114 which was funded from borrowings under the Company's credit facility, increases in trade payables and out of cash flow generated by the properties. Workover expenses have increased significantly as a result of the assumption of operations at Coquille Bay and the increase of the Company's interests from 22% working interest to 40% working interest under the non-consent provisions of the operating agreement.

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

As a result of the Hillside and Warrior acquisitions, the Company completed an $18 million revolving financing of which approximately $11 million was required at closing, including approximately $0.25 million in working capital and $0.6 million in development capital for workovers. The availability under the revolving loan is subject to semi-annual evaluations of the Company's oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. Under monthly calculations of the Borrowing Base, adjusted for production and prices, the calculated Borrowing Base as of January 31, 2006 was approximately $20.9 million. The Borrowing Base decreased from prior periods as a result of a new engineering report that was completed, which became the new base reserve report used in the calculation of the Borrowing Base. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for January 2006 was 15.25%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company's operations and assets. As of January 31, 2006 the Company was operating under a Forbearance Agreement with its senior lender to provide the Company sufficient time to re-finance its revolving loan or to raise equity. The term of the Forbearance Agreement, as a result of a subsequent Waiver Agreement, is through April 30, 2006 and provides that the Company will complete a restructuring of its financing prior to that time. In connection with the Agreement the Company retained a financial advisor to assist in its efforts to restructure the Company's revolving loan. There can be no assurance that the Company will complete a restructuring of its principal debt prior to April 30, 2006 or that additional extensions of time will be afford the Company by its Senior Lender. If the Company does not complete a restructuring of the revolving loan prior to that time, its Senior Lender may seek to foreclose on substantially all of the Company's oil and gas properties. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $650,000 with a Bank. The terms of the Subordinated Financing are a term of 4 years from the closing date (January 15, 2004) and an interest rate of 4% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan.

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

The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial workover operations. The Company anticipates that its cash flow will be not sufficient to fund its operations at their current levels and that additional funds or borrowings will be required to maintain current levels of activity. Under the Forbearance Agreement, the Company's Senior Lender is not required to make additional borrowings available to the Company, and as a result, the level of the Company's operations may be significantly curtailed. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $605,083 as of January 31, 2006. These funds have been used to initiate the Company's oil and gas and mining activities and fund its overhead requirements. Management believes that the Company may need to borrow additional funds from these sources in the future, if available, to fund the Company's ongoing needs. There can be no assurance that additional funds will be available from these sources in the future.

At January 31, 2006, the Company had current assets of $575,686 and current liabilities of $20,286,838, which resulted in negative working capital of $19,711,152. The negative working capital position is comprised of the reclassification of the Revolving Loan in the amount of $17,316,457 as current, fees due as a result of the Forbearance Agreement of $550,000, trade accounts payable including accounts of Hillside and Warrior assumed by the Company as a result of the acquisition of $1,365,464, of accrued expenses payable of $414,170 consisting primarily of interest and accrued salaries payable to the Company's President, notes payable to the Company's President of $605,083, and third party notes payable of $85,695. As of January 31, 2006 the Company had cash and cash equivalents of $176,435 and accounts receivable of $399,251.

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

The Company has accrued revenue payable in legal and petty suspense accounts in the amount of $75,412 and $10,118 respectively as of January 31, 2006. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business.

The Company has a plugging liability for oil and gas operations in the various states in the amount of $244,148. The Company has plugging bonds posted with the state regulatory agencies in the amount of $77,230 to offset the cost of plugging wells in the future and a site specific bond in the amount of $415,000 for its Coquille Bay field.

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

Item 3.          Defaults Upon Senior Securities.  Not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders .
                     Not Applicable.

Item 5.          Other Information. Not applicable.

Item 6.          Exhibits and Reports on Form 8-K

                (a) Exhibits: None
                (b) Form 8-K dated December 5, 2006 regarding the Forbearance
                    Agreement between the Company and its Senior Lender, referred herein by reference.
                (c) Form 8-K dated February 23, 2006 regarding the Waiver
                    Agreement between the Company and its Senior Lender, referred herein by reference.

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





Dated:      March 13, 2006


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

4. The Registrant's other certifying office(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-l4 and 15d-l4) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors.

5. The Registrant's other certifying officer(s) and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



Date: 03/13/06    By:  /s/ Jeffrey T. Wilson,  President & CEO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the quarterly report of Imperial Petroleum, Inc. (the "Company") on Form l0-Q for the quarter ended January 31, 2006, Jeffrey T. Wilson hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SARBANES - OXLEY Act of 2002, that to the best of his knowledge:

1. The quarterly report fully complies with the requirements of Section 13(a) of the Securities Act of 1934; and

2. The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: 03/13/06    By:  /s/ Jeffrey T. Wilson,  President & CEO