Form 10-Q/A
period 2004-10-31
IMPERIAL PETROLEUM INC
filed 2006-05-26
CIK 355356

SECURITIES EXCHANGE COMMISSION
                              Washington D.C 20549




(Mark One)

                                          FORM 10-Q/A

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

                          Commission file number 000-09923



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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES__X____ NO_____

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


Item 4. Controls and Procedures.

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, including this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The Company's Certifying Officers have concluded based on their evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report that the Company's disclosure controls and procedures are effective and that no changes or improvements and modifications to the Company's internal accounting processes were required to ensure that material information was accumulated and communicated to management, including the Company's Certifying Officers, as appropriate to allow timely decisions regarding required disclosure in the Company's filings with the SEC.


Changes in Internal

There have been no changes to the Company's system of internal control over financial reporting during the period ended October 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's system of controls over financial reporting.

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

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Act of 1934 Rules 13a-l4 and 15d-l4) for the registrant and have:

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


5. The registrant's other certifying officer and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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