Form 10-Q/A
period 2005-01-31
IMPERIAL PETROLEUM INC
filed 2006-05-26
CIK 355356

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____ -

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES___X__ NO_____

     On January 31, 2005, there were 41,873,103 shares of the Registrant's common stock issued and outstanding.

                            IMPERIAL PETROLEUM, INC.

                   Index to Form 10-Q/A for the Quarterly Period
                             Ended January 31, 2005

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


Item 4. Controls and Procedures

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

Changes in Internal

There have been no changes to the Company's system of internal control over financial reporting during the period ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's system of controls over financial reporting.



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