Form 10-K/A
period 2005-07-31
IMPERIAL PETROLEUM INC
filed 2006-05-31
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-09923

IMPERIAL PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3386019
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

329 Main Street, Suite 801

Evansville, IN 47708

(Zip Code)

Registrant’s telephone number, including area code (812) 867-1433

Securities registered pursuant to Section 12(b) of the Act:	None.
Securities registered pursuant to Section 13(g) of the Act:	Common Stock. $0.006 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation K is not contained herein, and will not be contained to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐                Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On July 31, 2005, there were 43,464,505 shares of the Registrant’s common stock issued and outstanding. The aggregate market value of the Registrant’s voting stock held by non-affiliates is $5,545,887. See Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

Documents Incorporated by Reference: NONE

IMPERIAL PETROLEUM, INC.

FORM 10-K

FISCAL YEAR ENDED JULY 31, 2005

Cautionary Statement Regarding Forward Looking Statements

In the interest of providing the Company’s stockholders and potential investors with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-K relate to management’s future plans and objectives. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Although any forward looking statements contained in this Form 10-K or otherwise expressed on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove to come true and to come to pass, management is not able to predict the future with absolute certainty. Forward looking statements involve known and unknown risks and uncertainties which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of commodity prices, changes in interest rates and capital market conditions, competition, risks inherent in the Company’s operations, the inexact nature of interpretation of seismic and other geological, geophysical, petro-physical and geo-chemical data, the imprecise nature of estimating reserves, events that deprive the Company of the services of its Chairman of the Board, Chief Executive Officer and largest shareholder, and such other risks and uncertainties as described from time to time in the Company’s periodic reports and filings with the Securities and Exchange Commission. Accordingly stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted. The Company does not intend to update forward-looking statements. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

Item 1.	Business and

Item 2.	Properties

Definitions

As used in this Form 10-K

“Mcf” means thousand cubic feet, “MMcf’ means million cubic feet and “Bcf”‘ means billion cubic feet “Mcfe” means thousand cubic feet equivalent, “Mmcfe” means million cubic feet equivalent and “Bcfe” means billion cubic feet equivalent. “Bbl” means barrel, “MBbls” means thousand barrels and “MMBbls” means million barrels. “BOE” means equivalent barrels of oil and “MBOE” means thousands equivalent barrels of oil. Unless otherwise indicated herein. natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit. Natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil

The term “gross” refers to the total leasehold acres or wells in which the Company has a working interest. The term “net” refers to gross leasehold acres or wells multiplied by the percentage working interest owned by the Company. “Net production” means production that is owned by the Company less royalties and production due others.

“Proved reserves” are estimated quantities of crude oil, natural gas and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions “Proved developed reserves” are those reserves which are expected to be recovered through existing wells with existing equipment and operating methods. “Proved undeveloped reserves” are those reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

The term “oil” includes crude oil, condensate and natural gas liquids.

“Base Metals” refers to a family of metallic elements, including copper, lead and zinc.

“Grade” refers to the metal or mineral content of rock, ore or drill or other samples. With respect to precious metals, grade is generally expressed as troy ounces per ton of rock.

“Mineable” refers to that portion of a mineral deposit from which it is economically feasible to extract ore.

“Net Smelter Royalty” is a royalty based on the actual sale price received for the subject metal less the cost of smelting and/or refining the material at an offsite refinery or smelter along with off-site transportation costs.

“Patented Mining Claim” is a mining claim, usually comprising about 20 acres, to which the US Government has conveyed title to the owner.

“Unpatented Mining Claim” is a mining claim which has been staked or marked out in accordance with federal and state mining laws to acquire the exclusive rights to explore for and exploit the minerals which may occur on such lands. The title to the property has not been conveyed to the holder of an unpatented mining claim.

Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation (“Ridgepointe”), I.B. Energy, Inc., an Oklahoma corporation (“I.B. Energy”), Premier Operating Company, a Texas corporation (“Premier”), LaTex Resources International, a Delaware corporation (“LRI”), Phoenix Metals, Inc., a Texas corporation (“Phoenix”) , and Powder River Basin Gas Corp (“Powder River”), a Colorado corporation. LRI and Phoenix were acquired effective April 30, 1997. The operations of LRI ceased in 1997 with the expiration of its remaining foreign activities. Phoenix has conducted limited activities since 1997 as Imperial Environmental Company, although it has not officially changed its name. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City Petroleum, Inc. (“Oil City”), an Oklahoma corporation effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company owns approximately 7.6 % of the common stock of Warrior Resources, Inc., (“Warrior”) an Oklahoma corporation, and carries its ownership under as an asset acquisition.

The Company

Imperial Petroleum, Inc., a Nevada corporation (“the Company”), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and had diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company re-focused its efforts in the oil and natural gas business with the acquisitions of assets from Warrior Resources, Inc. and Hillside Oil & Gas LLC in 2004 and is seeking to sell or develop through partnerships or joint ventures, its mining assets.

At July 31,2005, the Company operated 145 oil and gas wells in Texas, New Mexico, Louisiana and Mississippi and owned an interest in an additional approximately 280 wells operated by others. Net daily production from the Company’s oil and gas properties was approximately 135 Bopd and 1086 Mcfpd in July 2005. The Company’s estimated net proven oil and gas reserves as of July 31, 2005 were 799 MBO and 15,163 MMCFG. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the prior fiscal year.

Historical Background

The Company was incorporated on January 16, 1981 and is the surviving member of a merger between itself, Imperial Petroleum, Inc., a Utah corporation incorporated on June 4, 1979 (“ Imperial-Utah”), and Calico Exploration Corp., a Utah corporation incorporated on September 27, 1979 (“Calico”). The Company was reorganized under a Reorganization Agreement and Plan and Article of Merger dated August 31, 1981 resulting in the Company being domiciled in Nevada.

On August 11, 1982, Petro Minerals Technology, Inc. (“Petro”), a 94% -owned subsidiary of Commercial Technology Inc. (“Comtec”) acquired 58% of the Company’s common stock. Petro assigned to the Company its interests in two producing oil and gas properties in consideration for 5,000,000 shares of previously authorized but unissued shares of common stock of the Company and for a $500,000 line of credit to develop these properties. Petro has since undergone a corporate reorganization and is now known as Petro Imperial Corporation. On August 1,1988 in an assumption of assets and liabilities agreement, 58% of the Company’s common stock was acquired from Petro by Glauber Management Co., a 100% owned subsidiary of Glauber Valve Co., Inc.

Change of Control. Pursuant to an Agreement to Exchange Stock and Plan of Reorganization dated August 27, 1993 (the “Stock Exchange Agreement”), as amended by that certain First Amendment to Agreement to Exchange Stock and Plan of Reorganization dated as of August 27, 1993, (the “First Amendment”), between Imperial Petroleum, Inc. (the “Company”), Glauber Management Company, a Texas corporation, (“Glauber Management”), Glauber Valve Co Inc., a Nebraska corporation, (“Glauber Valve”), Jeffrey T. Wilson (“Wilson”), James G. Borem (“Borem”) and those persons listed on Exhibit A attached to the Stock Exchange Agreement and First Amendment (the “Ridgepointe Stockholders”); the Ridgepointe Stockholders agreed to exchange (the “Ridgepointe Exchange Transaction”) a total of 12,560,730 shares of the common stock of Ridgepointe Mining Company, a Delaware corporation (“Ridgepointe”), representing 100% of the issued and outstanding common stock of Ridgepointe, for a total of 12,560,730 newly issued shares of the Company’s common stock, representing 59.59% of the Company’s resulting issued and outstanding common stock. Under the terms of the Stock Exchange Agreement, (i) Wilson exchanged 5,200,000 shares of Ridgepointe common stock for 5,200,000 shares of the Company’s common stock representing 24.67% of the Company’s issued and outstanding common stock, (ii) Borem exchanged 1,500,000 shares of Ridgepointe common stock for 1,500,000 shares of the Company’s common stock representing 7.12% of the Company’s issued and outstanding common stock, and (iii) the remaining Ridgepointe Stockholders in the aggregate exchanged 5,860,730 shares of Ridgepointe common stock for 5,860,730 of the Company’s issued and outstanding common stock, representing, in the aggregate, 27.81% of the Company’s issued and outstanding common stock. The one for-one ratio of the number of shares of the Company’s common stock exchanged for each share of Ridgepointe common stock was determined through arms length negotiations between the Company, Wilson and Borem.

The Ridgepointe Exchange Transaction was closed on August 27, 1993. As a result, Ridgepointe is now a wholly, owned subsidiary of the Company. At the time of acquisition, Ridgepointe was engaged in the development of a copper ore mining operation in Yavapai County, Arizona and, through its wholly owned subsidiary, I.B. Energy, Inc., an Oklahoma corporation (“I.B Energy”), in the exploration for and production of oil and gas in the Mid-continent and Gulf Coast regions of the United States.

In connection with the closing of the Ridgepointe Exchange Transaction, each member of the Board of Directors of the Company resigned and Wilson, Borem and Dewitt C. Shreve (“Shreve”) were elected Directors of the Company. In addition, each officer of the Company resigned and the Company’s new Board of Directors elected Wilson as Chairman of the Board, President and Chief Executive Officer, Borem as Vice President and Cynthia A. Helms as Secretary of the Company. Ms. Helms subsequently resigned and Kathryn H. Shepherd was elected Secretary. Mr. Borem, Mr. Shreve and Ms. Shepherd subsequently resigned and Mr. Malcolm W. Henley and Mrs. Stacey D. Smethers were elected to the Board. The Board of Directors further authorized the move of the Company’s principal executive offices from Dallas, Texas to its current offices in Evansville, Indiana.

As a condition to closing the Ridgepointe Exchange Transaction, the Company received and canceled 7,232,500 shares of the Company’s common stock from the Company’s former partner, Glauber Management, and 100,000 shares of the common stock of Tech-Electro Technologies, Inc from an affiliate of Glauber Management and Glauber Valve. In addition, pursuant to the terms of the First Amendment, Glauber Management or Glauber Valve, or their affiliates, were to transfer to the Company 75,000 shares of common stock of Wexford Technology, Inc. (formerly Chelsea Street Financial Holding Corp.) no later than October 31, 1993, such transfer subsequently occurred.

On August 15, 2001, Mr. Malcolm W. Henley and Mrs. Stacey D. Smethers resigned their positions as directors of the Company to pursue other interests. Their vacancies have been filled with Mrs. Annalee C. Wilson and Mr. Aaron M. Wilson, both family members of the Company’s President and Chairman, until new directors are elected at the next shareholder’s meeting.

On October 31, 2001, Imperial and Rx Power, a California corporation signed a non-binding letter of intent wherein the two companies would form a Special Purpose Vehicle (“SPV”) for the purpose of obtaining financing for the installation of Rx Power’s proprietary electric generator units. Imperial was to contribute stock, cash or financing up to the amount of $2,000,000 in five phases for a 45% interest in the cash flow from the SPV and Rx Power was to contribute its existing contracts and future marketing efforts to the SPV for a 45% interest in the SPV. The project was to be managed by a third party, subject to certain limitations imposed by both companies. The parties signed a definitive agreement in February 2002 for the consummation of the transaction. The electricity generator units being developed by Rx Power offer cost savings to customers up to 25% from their present electricity source based upon the use of proprietary electronic components and technological advances in the generation of electricity using natural gas. The primary target market for these units, initially, is California. Rx Power is still completing the testing and development of its initial commercial unit. As a result no activity occurred in the SPV during this fiscal year. As a result of the continued inability of Rx Power to provide a suitable unit for demonstration, the Company does not expect the venture to proceed.

The Company entered into and closed the acquisition of 29,484,572 shares of the common stock of Warrior Resources, Inc. (formerly Comanche Energy, Inc.), representing approximately 30.8% of the issued and outstanding shares of Warrior on February 13, 2002 in connection with an Exchange Agreement (See “Exchange Agreement” included herein) between the Company and the management of Warrior, Messers. Luther Henderson and John Bailey. In connection with the Exchange Agreement, the Company issued 2,266,457 shares of its restricted common stock to Mr. Henderson, representing 12.9 % of the issued and outstanding shares of Registrant in exchange for 22,664,572 shares of the common stock of Warrior and 682,000 shares of its restricted common stock to Mr. John Bailey, representing 3.9 % of the issued and outstanding shares of the Company in exchange for 6,820,000 shares of the common stock of Warrior. Mr. Bailey and Mr. Henderson resigned as officers and directors of Warrior and Mr. Jeffrey Wilson, president of the Company, was appointed president and sole director of Warrior. Simultaneously with the closing of the Exchange Agreement with Messrs. Henderson and Bailey and the change of control of Warrior, the Company entered into an Agreement and Plan of Merger, subject to certain conditions, to offer to acquire the remaining issued and outstanding capital stock of Warrior through a subsequent offering to be registered with the Securities & Exchange Commission. The terms of the proposed exchange of shares with the remaining shareholders of Warrior was on the basis of one share of Imperial common stock in exchange for ten shares of Warrior common stock. Completion of the Agreement and Plan of Merger was subject to a number of conditions, including the completion of audited financials for Warrior, approval of the Warrior stockholders, the filing and effectiveness of a registration statement by Registrant for the shares to be offered, the satisfactory completion of due diligence and other customary closing conditions. Due to breaches of the agreements by the former management of Warrior, the Company terminated the proposed merger in August 2002. As a result of the termination of the merger agreement, the Company had the right to receive $200,000 or an equivalent value in shares of Warrior valued at $0.02 per share.

On July 15, 2003, the Company and Warrior signed an Agreement wherein the Company would acquire the assets and certain liabilities of Warrior and its subsidiaries in exchange for payment or assumption of the Warrior senior bank debt in the approximate amount of $3.65 million; (2) extinguishment of the note payable from Warrior to the Company in the amount of $1.7 million; (3) assumption of certain trade vendor liabilities in the approximate amount of $0.58 million and the issuance to Warrior of 2 million shares of the Company’s common stock. Closing of the transaction was subject to, among other things, approval of Warrior’s shareholders, which was received on August 29, 2003. The Company closed the Warrior asset acquisition in January 2004. (See Form 8-K filed January 29, 2004).

In April 2003, the Company agreed to acquire certain oil and natural gas interests owned by Renovared Resources, Inc. (“Renovared”) located in Kentucky for $30,000. The properties comprise interests in approximately 44 wells and a pipeline and gathering system located in the New Albany Shale Gas play. The Company completed the Renovared acquisition in December 2004.

In May 2003, the Company acquired approximately 54% control of the stock of Powder River Basin Gas Corp in an Exchange Agreement with the former management and control shareholders of Powder River. (See Form 8-K dated May 2003). The Company issued a total of 2.65 million shares of its restricted common stock and a note payable in the amount of $200,000 in the transaction. As a result of the Exchange Transaction, Powder River became a consolidated subsidiary of the Company. Powder River owns some 7,000 net acres of leases in the Powder River Basin coalbed methane gas play in Wyoming. In October 2003 the Company entered into a letter of understanding and a subsequent stock sale agreement to sell 23,885,000 shares of the common stock of Powder River Basin Gas Corp of the 25,385,000 shares it presently owns. Under the terms of the sale, the Company received $175,000 in cash (less broker’s fees of 10%); a secured note in the amount of $47,884.47; and a 12.5% carried working interest in the development of the leases owned by Powder River. The purchaser is required to purchase the convertible notes of Powder River in the approximate amount of $315,000 and to commit a minimum of $750,000 to the development of the leases owned by Powder River. The Powder River sale was closed December 17, 2003. (See Form 8-K filed December 29, 2003 and amended Form 8-K filed February 23, 2004 with financial information).

On July 7, 2003 the Company agreed to acquire the assets of Hillside Oil & Gas LLC. The transaction was closed on January 16, 2004. Under the terms of the agreement and amendments thereto, the Company acquired the oil and gas properties of Hillside for (1) the payment of its senior debt of approximately $4.6 million; (2) the assumption of an equipment note payable of $0.3 million; (3) the payment of certain obligations of Hillside at closing of $168,000; (4) the assumption of approximately $348,000 in accounts payable of Hillside and (5) issuance of a note payable to Hillside in the amount of $324,000 and secured by 1 million shares of the Company’s common stock. Hillside operated some 113 wells in Texas, New Mexico and Louisiana and as a result of the transaction, operations were assumed by the Company. (See Form 8-K filed January 29, 2004).

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

On January 16, 2004 the Company completed the above-mentioned acquisitions of the assets of Hillside and Warrior for a total consideration of approximately $12.6 million including broker and financing fees. As a result of the closing, the Company incurred long term debt in the amount of approximately $11.0 million, including approximately $0.25 million in working capital and $0.6 million in capital available for workovers. The total debt facility is an $18.0 million revolving loan and is based upon a periodic evaluation of the Company’s reserves by the lender. (See Form 8-K dated January 29, 2004.) (Refer to Capital Resources and Liquidity below for more details about the terms of the debt financing.)

The Company completed the acquisition of a 16% non-operated working interest in the Coquille Bay Field of south Louisiana in May 2004 from Royal-T oil Company for $800,000 which was funded out of additional borrowings from the Company’s revolving line of credit. The properties are located in Plaquemines Parish, Louisiana. Subsequent to year end July 31, 2004, the Company acquired the remaining interests owned by Royal-T and became the operator of the project. The Company’s interest in the project increased to a 22% working interest. Natural gas production from the project began on one well in February 2005. Coquille Bay is shut in after hurricane Katrina awaiting repairs to the platform operated by Martin Marks which delivers the Company’s gas to market. The Company had minor damage to its facilities. The Company is finalizing the tie-in of an additional 5 completions and expects production to average approximately 200 Bopd and 2,000 Mcfpd when production resumes in November 2005. Additional workover operations will be conducted after the field production is stabilized.

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

Business Strategy

The Company’s management has focused its efforts entirely on the acquisition and exploitation of oil and gas assets. With over 30 years experience in evaluating, acquiring and exploiting oil and gas reserves, the Company’s senior management believes that quality acquisition and exploitation opportunities continue to exist today. The Company has begun acquiring a significant leasehold position in and around its pipeline and gathering system in the New Albany shale play in Kentucky to begin a development program in that area to further its belief that natural gas prices and reserves will continue to remain in high demand.

Reserves

Oil and Natural Gas

The following table is a summary, as of July 31, 2005, of the proved reserves of oil and natural gas net to the Company’s interest based upon estimates prepared by the Company. These estimates are based on assumptions the Company believes are reasonable regarding production costs, future production rates and declines. These estimates are based upon constant prices and costs as of July 31, 2005. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company’s control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and could be revised. Estimates have been filed with the Energy Information Agency as part of its annual survey of oil and gas operators for 2004 based on the Company’s reserves as of July 31, 2004 in addition to reports filed with the Securities and Exchange Commission (“SEC”). The Company has no reserves outside the United States.

As of July 31, 2005

Category	Oil (MBO)	Natural Gas (MMCF)	Future Net Revenue (M$)	Present Value Discounted @10%(M$)
Producing	480	3,894	46,294	27,791
Non-Producing	229	1,882	23,642	13,307
Undeveloped	114	5,765	34,884	21,797
Total Proved	823	11,541	104,820	62,895

Note: Included in the reserve estimates are 49 MBO and 529 MMCF net to the Company’s interest for approximately 280 properties included in various states. Projections for these properties are based on net revenues received on a monthly basis and allocated to oil and gas sales and reserves. As a result, actual volumes of oil and gas produced in the future may vary significantly for these properties.

Reserves by State:

The following table illustrates the Company’s reserve summaries by State as of July 31, 2005:

As of July 31, 2005

	Oil (MBO)	Natural Gas (MMCF)
Texas	375	5,280
New Mexico	233	1,069
Louisiana	166	977
Mississippi	0	3,686
Other	49	529

Total	823	11,541

Note: Other reserves included in this table reflect estimated reserves attributable to approximately 280 properties as noted above.

Acreage - The following table shows the developed and undeveloped leasehold acreage held by the Company as of July 31, 2005:

	Developed Acreage		Undeveloped Acreage
	(1) Gross	(2) Net	(1) Gross	(2) Net
Texas	8,893	8,762	0	0
New Mexico	800	600	0	0
Louisiana	842	464	0	0
Mississippi	960	912	0	0
Various	82,984	996	0	0

Total	94,479	11,734	0	0

Productive Wells - The following table summarizes the productive oil and gas wells in which the Company had an interest at July 31, 2005:

	Oil Wells		Gas Wells		Total
	(1) Gross	(2) Net	(1) Gross	(2) Net	(1) Gross	(2) Net
Texas	60	58	19	18	79	76
New Mexico	23	23	0	0	23	23
Louisiana	21	21	19	4.7	40	25.7
Mississippi	0	0	3	2.85	3	2.85
Other	110	0.55	170	0.85	280	1.40

Total	214	102.55	211	26.4	425	128.95

(1)	A “gross acre” or a “gross well” is an acre or well in which a working interest is owned by the Company and the number of gross acres or gross wells is the total number of acres or wells in which a working interest is owned by the Company.

(2)	A “net acre” or a “net well” exists when the sum of the Company’s fractional ownership interests in gross acres or gross wells equals one. The number of net acres or net wells is the sum of the fractional interests owned in gross acres or gross wells, and does not include any royalty, overriding royalty or reversionary interests.

Production, Price and Cost Data - The following table summarizes certain information relating to the production, price and cost data for the Company for the fiscal years ended, July 31, 2005, 2004, 2003.

Year Ended July 31

	2005	2004	2003
Oil:
Production (Bbls)	32,527	22,540	74
Revenue	$1,330,668	896,167	1,901
Average barrels per day	89	62	0
Average sales price per barrel	$40.91	39.76	25.69
Natural Gas:
Production (Mcf)	307,948	202,316	2,158
Revenue	$1,632,983	1,035,426	10,766
Average Mcf per day	844	554	6
Average sales price per Mcf	$5.30	5.11	4.99
Production costs(1)	$1,429,587	791,741	38,367
Equivalent (Bbls) (2)	83,852	56,259	433
Production costs per equivalent bbl	$17.05	14.07	88.61

Total oil and gas revenues	$2,963,651	1,931,593	12,667

(1)	Includes expense workovers

(2)	Gas production is converted to barrel equivalents at the rate of six Mcf per barrel representing the estimated relative energy content of natural gas to oil.

(3)	Historical costs and expenses differ from projections included in the reserve estimates presented above as a result of remedial costs associated with repairs of the Hillside acquisition properties and repairs to the Coquille Bay platform included in historical costs and considered to be non-recurring expenses. To the extent that continued remedial costs are incurred in the future, the economic limit of the producing properties will be affected and will reduce our reserve estimates substantially.

Drilling Activity:

The following table illustrates the results of the drilling activity during each of the three most recent fiscal years:

	July 31, 2005		July 31, 2004		July 31, 2003
	Gross	Net	Gross	Net	Gross	Net
Texas	3.0	0.1	0	0	0	0
New Mexico	0	0	0	0	0	0
Louisiana	0	0	0	0	0	0
Mississippi	0	0	0	0	0	0
Other	0	0	0	0	0	0

Total	3.0	0.1	0	0	0	0

Mining

The availability of a market for the Company’s mineral and metal production will be influenced by the proximity of the Company’s operations to refiners and smelting plants. In general the Company will sell its mined product to local refineries and smelters. The price received for such products will be dependent upon the Company’s ability to provide primary separation to ensure fineness or quality. The price of gold has been relatively stable in recent years reflecting a period of relatively low inflation. Copper prices have generally been more volatile, in part due to increased demand of developing economies for electrical wire and other copper related products.

Changes in the price of gold and copper will significantly affect the Company’s future cash flows and the value of its mineral properties. The Company is unable to predict whether prices for these commodities will increase, decrease or remain constant in future periods.

Mining: The Company does not currently classify any of its mineral properties as having reserves as that term is defined by the Securities and Exchange Commission.

Oil and Natural Gas Development:

Major Properties

Bovina Field: The Bovina field covers some 1,600 acres of leasehold in Warren County, Mississippi. The Company operates three wells. The Cauthen 6-15#1 well is waiting on a rig to rework the Cotton Valley formation at a depth of approximately 16,000 ft. Presently the well produces intermittently but loads up with salt and water. The Bovina Unit 7-2#1 well is awaiting a rig to install a pumping unit. The well builds up to 2,100 psi and produces oil and gas, but will not sustain flow. The Company expects the well to produce at 100 Bopd and 200 Mcfpd. The Bovina Unit 7-2#2 is shut in capable of producing 20 Bopd and 200 Bwpd from the Rodessa sand, however, it will require a pumping unit and saltwater disposal facilities to produce economically. The Bovina field has upside potential through uphole recompletions into the Hosston and other shallower formations and in the drilling of undeveloped locations. The Cauthen well is being worked over to isolate the Cotton Valley “D” sand, additionally perforate the “B” zone and perform a small acid stimulation job. The Company expects a rate of about 250 mcfpd. The well has a tendency to plug off with salt from time to time and requires cleanout. Several additional zones are available uphole.

Bethany/Carthage Fields: The Bethany and Carthage fields produce from the Hosston, Travis Peak and Pettit formations at depths ranging from 11,000 feet to 7,000 feet. The Company operates 6 producing wells and two wells awaiting the installation of additional facilities before production will commence. Current production is approximately 0.5 Mcfpd. These wells have additional behind pipe reserves as well as proven undeveloped locations to reduce the current spacing pattern within this area. Recently the Company completed a farmout of the Moss Unit acreage and three new Cotton Valley wells have been drilled and completed, each producing approximately 1 MMcfpd. The Company has also completed a farmout of its Mittie Horton and Bell acreage and the first well was successfully drilled on the Mittie Horton Unit. The Company is planning a workover of the Stroud #1 which is estimated to produce at rates of 150 Mcfpd and 10 Bopd. The Company is waiting on rig to run rods and a downhole pump on the Mittie Horton which is estimated to produce at a rate of 10 Bopd and 100 Mcfpd. The well has a shut-in pressure of 1,800#. The Company will be installing a separator on the Burnett #1 ahead of a frac job that is planned and expects pre-frac production of 100 Mcfpd. Most of the wells have additional behind pipe zones available for future recompletions. In addition with the recent activity in the area and given the Company’s significant acreage position, several additional locations have been included as proved undeveloped locations, although the Company believes that a significantly greater number of drilling locations are available than included in the reserve reports as the spacing of the Cotton Valley fields in this area is further reduced to 40 acres.

Coquille Bay Field: The Company assumed operations of the Coquille Bay field in January 2005 from Royal-T Oil Co., Inc. The field is located in Plaqumines parish, Louisiana in approximately 4-6 feet of water. Seventeen wells produce oil and natural gas at depths ranging from 8,000 ft. to 11,000 feet. The Company manages the field under an Operating Agreement with the State of Louisiana and owns a 22% working interest and a 21.4% net revenue interest. Prior to hurricane Katrina, the Company had the field producing at approximately 70 Bopd and 800 mcfpd at various points in time, however production has been plagued by continuous repair and maintenance problems and over-sized equipment at the central facility and by the lack of sufficient gas for gas lifting of the oil wells. The Company had completed work on two additional wells that had sufficient gas flow rates to supply the necessary gas lift gas immediately prior to shutting down for the hurricane. While the Company’s facility did not sustain any major damage, the gas sales line is tied to a platform operated by others that was heavily damaged in the storm and as a result the Company is awaiting repairs to the other operator’s platform before it can begin production at its facility. We expect to remain shut-in until mid-November 2005. Coquille Bay field has numerous workover opportunities available to increase production and reserves.

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

Principal Exploration and Development Projects: Mining Ventures: The Company considers its mining activities to be in the exploration stage at this time.

United States

UFO Mine - Until the formation of the Joint Venture, subsequent to year-end 1998, the Company owned the UFO Mine and Rumico Millsite located in Yavapai County, Arizona comprising some 400 acres of unpatented mining claims. The principal resource discovered to date is copper. Working capital limitations had limited the Company’s exploration of the mining property, in favor of other projects. And as a result, the Company entered into a Mining Joint Venture in November 1997. The property, was subject to an acquisition note with the former owners requiring the payment of $1,000,000. The note had been extended several times by the holder and the mining claims served as collateral for the note. The Company negotiated a Mining Joint Venture with Mr. Zane Pasma in November 1997 that retired the note payable and secured the return of 1,000,000 shares of the Company’s common stock (pre-split) for the assignment of the Company’s interest in the Lone Star claims and a contribution of the Company’s interest in the Congress Mill Site facility. The Company retained a 5% carried interest in the Mining Joint Venture through the initial $6.0 million spent by the Joint Venture to develop the property. Mr. Pasma manages the Mining Joint Venture and began initial exploration activities in 1998. The results of initial recovery tests for platinum group metals were disappointing and the Joint Venture Manager suspended exploration activities to seek an industry partner or other financing for the development of the copper and gold. The Company does not expect any activity during the current fiscal year.

Duke Mine - The focus of the Company’s exploration activity related to the Duke Mine during fiscal 2004 has been to seek a partner to finance or joint venture the operations on the Duke Mine located in San Juan County, Utah. The property comprises some 2,240 acres of unpatented mining claims in the Dry Valley Gold Claim area. Access to the property is excellent via blacktop roads adjacent to the claims. The property is located some 20 miles south of Moab, Utah. The primary mineralization at the Duke Mine occurs as microscopic gold located in very fine grain placer material. Sieve analysis of the sand indicates that about 71 % of the material are larger than 200 mesh. Recovery tests have been conducted on a grid sampling pattern throughout the claim area utilizing the Cosmos Concentrator. Because of the nature of the placer material and in particular its size, mining and process recovery activities will be significantly simplified, thereby reducing costs. The Company has conducted additional recovery tests utilizing other equipment in addition to the Cosmos Concentrator. Water is readily available, however, drilling is required.

The Company constructed a pilot plant in 1998 at the Duke Mine and moved portable Cosmos Concentrator on site. The Company spent approximately $185,000 to conduct pilot recovery tests under a small miner’s permit exemption. Pilot plant results were encouraging despite mechanical start-up problems. Upon completion of its pilot tests, the Company suspended any further exploration until construction of a full-scale modular facility can be completed. Subject to capital availability, permitting and construction schedules, the cost to construct a full scale facility is approximately $8.0 million to achieve a capacity of 10,000 tons per day. Presently there are 5 other companies active in the development of claims in the vicinity of the Duke Mine. The Company entered into discussions with a mining company to provide the capital and manage the development of the mine and completed an agreement in connection with the change of control of Warrior Resources, Inc. in which the Company would retain a 5% net smelter royalty. The mining company was unable to complete its capital efforts in relation to the Duke Mine and as a result the Company re-assumed control of the claims and the mine.

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

A number of factors, beyond the Company’s control and the effect of which cannot be accurately predicted, affect the production and marketing of oil and gas and the profitability of the Company. These factors include crude oil imports, actions by foreign oil producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of ready market, such as fluctuating supply and demand.

The Company currently sells a substantial portion of its oil and gas production on “spot” market or short term contracts. During the year ended July 31, 2005, the Company sold approximately 18.9%, 19.0% and 19.4% of its oil and gas to Plains Marketing, Duke Energy and Navajo Refining, respectively. The Company does not believe that the loss of any of these purchasers would significantly impair its operation.

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

Government Contracts

No portion of the Company’s business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the Government. The Company has assumed operations of the Coquille Bay facility which is subject to an Operating Agreement negotiated by the Company’s predecessor with the State of Louisiana.

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

The Company’s operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for various of the Company operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and violations are subject to fines, injunctions or both. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies hereunder. The Company is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company’s overall operations by reason of environmental or occupational safety and health laws and regulations but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

Title to Properties

Oil & Natural Gas. In general, limited or only old title opinions exist on the leases, however, title surveys have been conducted by landmen and title lawyers in the normal course of the Company’s acquisition and financing efforts. The Company has reviewed the validity and recording of the leases at the county courthouses in which the properties are located and believes that it holds valid title to its properties.

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

Operational Hazards and Insurance

The operations of the Company are subject to all risks inherent in the exploration for and operation of oil and natural gas properties, wells and facilities and mines and mining equipment, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of, drilling rigs and equipment, mines, producing facilities or other property or could result in personal injury, loss of life or pollution of the environment. In addition, weather related hazards, such as tornados and hurricanes may pose a threat to certain of the Company’s wells and facilities from time-to-time. Any such event could result in substantial expense to the Company which could have a material adverse effect upon the financial condition of the Company to the extent it is not fully insured against such risk. The Company carries insurance against certain of these risks but, in accordance with standard industry practices, the Company is not fully insured for all risks either because such insurance is unavailable or because the Company elects not to obtain insurance coverage because of cost, although such operational risks and hazards may to some extent be minimized. No combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in oil and gas or mining operations.

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

The Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola county, Texas. The Crump Unit encompasses the Company’s Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff’s damages resulting from the Company’s failure to develop the property. The Company executed a farmout agreement with Burke Royalty, a co-defendant in the suit, regarding the acreage in question. Burke negotiated a settlement under which the Plaintiffs would arrange to drill additional wells. The Company has a 12.5% carried working interest in the first well drilled in the unit and the right to participate for a 12.5% working interest in subsequent wells.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market For Registrant’s Common Stock; and Related Stockholder Matters.

The Company’s common stock is traded in the over-the-counter market. From 1984 to 1997 trading had been so limited and sporadic that it was not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company was advised that trading in its shares resumed in September 1997 and the Company’s stock was quoted at approximately $0.25 per share in sporadic trading. At July 31, 2005, the approximate bid price for the Company’s common stock was $0. 08 per share and the approximate asked price was $0.17 per share. Subsequent to year end, as a result of the delays in filing its annual report on Form 10-K, the Company received notification from the NASD that its shares would no longer qualify for listing on the Bulletin Board until such time as its filings had been brought current. Consequently, the Company’s shares were removed from the Bulletin board and are now listed in the OTC Pink Sheets under the symbol IPTM. The Company expects its shares to resume trading on the Bulletin Board.

No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

There are approximately 626 holders of record of the Company’s common stock.

Item 6.	Selected Financial Data

	2005	2004	2003	2002	2001
Operating Revenue	2,963,651	1,931,593	0	0
Income (loss) from continuing opns	73,783	223,678	(1,342,321)	(855,719)	(1,282,523)
Net Income (loss)	(2,695,812)	(1,450,822)	(1,321,597)	(820,242)	(1,373,443)
Net Income (loss) Per share	(0.06)	(0.04)	(0.05)	(0.05)	(0.10)
Total Assets	17,082,279	16,502,317	2,535,734	495,090	644,323
Stockholder’s Equity	(2,198,762)	28,340	67,934	(1,830,357)	(1,677,054)
Cash Dividends Paid per Common Share	0	0	0	0	0
Number of Outstanding Shares (weighted)	41,860,201	35,648,103	24,777,057	16,598,593	13,144,969

Item 7.	Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Results of Operations

The factors which most significantly affect the Company’s results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales., (iii) the level of lease operating expenses and (iv) the level of and interest rates on borrowings. The Company will need to rely on the initiation operations on its mining ventures and its oil and natural gas operations to generate cash flow and future profits. The same factors listed above will apply to the sale of minerals and metals mined by the Company as well as oil and natural gas produced by the Company. As the Company initiates production on its mining properties, results of operations will be affected by: (i) commodity prices for copper and gold. (ii) the quantity and quality of the ores recovered and processed and (iii) the level of operating expenses associated with the mining operations.

Crude oil and natural gas prices increased significantly during fiscal 2005 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $69.60/Bbl for oil and $12.20 per Mmbtu for natural gas at July 31, 2005. Since that time prices have continued to remain high. At fiscal year-end 2005, the forward “strip” price for oil and natural gas as posted by the NYMEX representing the average of the next 24 months was approximately $68.42/Bbl and $10.12/Mmbtu. The impact of continued high prices will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to fluctuate and to be influenced by Asian economies and potential disruptions in supplies.

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

Copper prices have fluctuated dramatically since the Company’s acquisition of its copper property with prices ranging from a low of about $0.65 per pound in August 1993 to a high of $1.90 per pound today. Wide variations in copper prices have resulted from the increased demand for electrical wire and copper related products as a result of the continued high growth rate of the economies of the industrialized nations and as a result of periodic reductions in the availability of scrap copper for recycling. Continued fluctuations in the spot price for copper are expected to result from variations in the availability of scrap copper and the continued strong demand from emerging nations.

Year ended July 31, 2005 compared to year ended July 31, 2004.

Total revenues for the Company for the year ended July 31, 2005 were $2,963,651 compared to $1,931,593 for the year ended July 31, 2004 and represent a 53% increase. The increase in revenues reflects a full year of revenue from the acquisition of the Warrior Resources, Inc. and Hillside Oil & Gas LLC properties that closed in January 2004. Despite increases in prices, production volumes were not consistent throughout the year due to downtime associated with wells acquired form Hillside and the history of poor maintenance operations. The Company finally completed the necessary repairs the Hillside wells, particularly in new Mexico and has been experiencing more consistent production rates. The Coquille Bay field began producing modestly in February 2005 and was plagued by mechanical and weather related problems during the remainder of the fiscal year. Immediately prior to hurricane Katrina the Company had completed well work that would alleviate the chronic lack of gas volumes necessary for gas lift. Although the field facilities operated by the Company suffered limited damage from the hurricane, the gas sales point operated by Martin Marks was damaged extensively and as a result the production will likely remain shut in until mid-November 2005. Once the Coquille Bay field is back on production, revenues should increase dramatically.

Total operating expenses (excluding depreciation, depletion and amortization) for the year ended July 31, 2005 increased to $2,007,238 compared to $1,194,162 for the prior year. Direct oil and gas lease operating expenses were $1,429,587 compared to $791,741 for the prior year and reflect the operation of the properties for a full year in 2005 and increases associated with the Coquille Bay operations located on water. General and administrative expenses included in the above totals were $400,498 for the year ended July 31, 2004 compared to $577,651 for the year ended July 31, 2005 and reflect the operations of the Company after the completion of the sale of Powder River and the completion of the financing of the acquisitions in January 2004. The Company expects its general and administrative costs to remain at about the same levels as 2005 and reflect the normal operating levels of the Company’s operations.

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

Total operating expenses (excluding depreciation, depletion and amortization) for the year ended July 31, 2004 increased to $1,194,162 compared to $ 1,342,321 for the prior year. Oil and gas operating expenses comprised $791,741 of the amount during the current year. Included in the expenses from the previous year were $168,367 in impairment expenses and $231,027 in merger expenses. General and administrative expenses included in the above totals were $400,498 for the year ended July 31, 2004 compared to $942,927 for the prior year and reflect the operations of the Company after the completion of the sale of Powder River and the completion of the financing of the acquisitions in January 2004. The Company expects its general and administrative costs to decrease further during fiscal 2005 to reflect the normal operating levels of the Company’s operations.

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

Year ended July 31, 2003 compared to year ended July 31, 2002. Total revenues for the Company for the year ended July 31, 2003 were $ 0 compared to $0 for the year ended July 31, 2002 and reflects management fees as a result of the Company’s acquisition and management of the business of Warrior Resources, Inc. Operating expenses for the year ended July 31, 2003 were $1,342,321 compared to $855,719 for the same period a year earlier and reflect the acquisition of a direct interest in the Bovina field. General and administrative expenses increased dramatically from $466,875 for the year ended July 31, 2002 to $942,927 for the year ended July 31, 2003 and reflects the consolidation of the Powder River Basin Gas Corp subsidiary and the increased level of activity due to the Company’s acquisition efforts. The Company incurred an after tax net loss of $1,321,597 ($0.05 per share) for the year ended July 31, 2003 compared to an after tax net loss of $820,242 ($0.05 per share) for the year ended July 31, 2002.

Capital Resources and Liquidity.

Because of the closing of the Hillside and Warrior asset acquisitions, the Company’s capital requirements relate primarily to the remedial efforts to return the Hillside wells to production and to workover operations on various Warrior wells to increase production. The Company has a great deal of flexibility in the timing and amount of these expenditures. Capital expenditures for the most recent year totaled $1,692,448 which was funded from borrowings under the Company’s credit facility and out of cash flow generated by the properties.

As a result of the inability of the Company to raise capital for its mining operations, Management decided to terminate all of the Company’s mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. Presently the Company is seeking a capital partner to assist in the development of the mine. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. Management has decided to seek a partner for the Duke Mine and focus its management resources and limited capital on the oil and natural gas properties acquired from Hillside and Warrior and to focus on additional acquisitions in the oil and gas sector.

As a result of the Hillside and Warrior acquisitions, the Company completed an $18 million revolving financing of which approximately $11 million was required at closing, including approximately $0.25 million in working capital and $0.6 million in development capital for workovers. The availability under the revolving loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. Under monthly calculations of the Borrowing Base, adjusted for production and prices, the calculated Borrowing Base as of July 31, 2005 was approximately $23.9 million. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for July 2005 was 14.25%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. As of July 31, 2005 the Company was in compliance with its loan covenants and the waiver agreement executed by the Company and its lender at that time. As a result of the termination of the merger with United Heritage Corporation, the Company was not able to comply with the terms of the waiver agreement, namely the completion of the merger by August 31, 2005 or the infusion of at least $5 million in equity to reduce debt by that same date and as such the Company is not now in compliance with the waiver agreement. The Company expects to receive an extension of time from its lender to complete an equity infusion. Failure to receive an extension or failure to complete an equity infusion will result in the Company continuing in default on its Revolving Loan and subject to the remedies provided therein. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $650,000 with a Bank. The terms of the Subordinated Financing are a term of 4 years from the closing date (January 15, 2004) and an interest rate of 4% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan with a discount of 10% of the principal amount if paid on or before 6/30/04 and a discount of 5% of the principal amount if paid on or before December 31, 2004.

The timing of expenditures for the Company’s oil and natural gas and mining activities are generally distributed over several months, and as such, the Company anticipates its current working capital will be sufficient to meet its capital expenditures. The Company has no immediate plans to spend any capital on the Duke Mine during the present fiscal year. The Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining companies to develop the Duke Mine. There can be no assurance that the Company will be successful in its efforts to locate outside capital and as a result the level of the Company’s mining activities may need to be curtailed, deferred or abandoned entirely.

The level of the Company’s capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial workover operations. The Company anticipates that its cash flow will be sufficient to fund its operations at their current levels and that no additional funds or borrowings will be required. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain. As a result of the failure to complete the merger with United Heritage Corporation and the breach of the conditions of the extension agreement with its senior lender, it will be necessary for the Company to raise equity, either through the issuance of additional shares to new investors or the sale of certain of its oil and gas properties. The Company is pursuing both alternatives at the present time. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $606,083 as of July 31, 2005. These funds have been used to initiate the Company’s oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future and the existing credit facilities will be sufficient to fund the Company’s ongoing needs.

At July 31, 2005, the Company had current assets of $814,274 and current liabilities of $2,952,064, which resulted in negative working capital of $2,137,790. The negative working capital position is comprised of trade accounts payable of $1,448,630, of accrued expenses payable of $440,439 consisting primarily of interest and accrued salaries payable to the Company’s President, notes payable to the Company’s President of $606,083, and third party notes payable of $356,350. As of July 31, 2005 the Company had cash and cash equivalents of $52,230.

Oil and Gas Hedging

As a requirement of the financing commitment, the Company purchased certain hedging contracts at closing of the Hillside and Warrior acquisitions designed to place a “floor” price on at least 25% of the Company’s anticipated monthly production at a level acceptable to the lender. The Company purchased one “put” option crude oil contract per month through August 2004 at a strike price of $25.00 Bbl and one “put” option natural gas contract through August 2004 at a strike price of $4.00 per MMBtu. The Company’s production is currently not hedged.

SEASONALITY

The results of operations of the Company are seasonal due to seasonal fluctuations in the market prices for crude oil and natural gas. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results, which may be realized on an annual basis.

INFLATION AND PRICES

The Company’s revenues and the value of its oil and natural gas and mining properties have been and will be affected by changes in the prices for crude oil, natural gas and gold prices. The Company’s ability to obtain additional capital on attractive terms is also substantially dependent on the price of these commodities. Prices for these commodities are subject to significant fluctuations that are beyond the Company’s ability to control or predict.

Item 8.	Financial Statements and Supplementary Data.

Audited Financial Statements of Imperial Petroleum, Inc.

(See Item 15: Exhibits, Financial Statements and Reports on Form 8-K)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Imperial Petroleum, Inc. and Subsidiaries

Evansville, Indiana

We have audited the accompanying consolidated balance sheet of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

November 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Imperial Petroleum, Inc. and Subsidiaries

Evansville, Indiana

We have audited the accompanying consolidated balance sheet of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas

June 8, 2005

INDEPENDENT AUDITOR’S REPORT

Board of Directors

Imperial Petroleum, Inc.

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Imperial Petroleum, Inc. (A Development Stage Company) as of July 31, 2003 and 2002 and the consolidated statements of operations, stockholders’ equity, and cash flows for the years ended July 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and substantial working capital deficiencies. These factors raise substantial doubt about its ability to continue as a going concern. Further, there can be no assurance, assuming the Company successfully raises additional funds, that it will be able to economically recover the value of its mining claims or achieve profitability. Management’s plans in regard to these matters are also described in Note 1 to the financial statements.

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

BRISCOE, BURKE & GRIGSBY LLP

Certified Public Accountants

December 13, 2003, except for Note 13, as to which the date is June 8, 2005

Tulsa, Oklahoma

IMPERIAL PETROLEUM, INC.

Consolidated Balance Sheet

July 31, 2005 and 2004

	2005	2004
ASSETS
Current Assets:
Cash	$—	$—
Certificates of Deposit	52,230	375,000
Accounts Receivable	762,044	411,792
Prepaids	—	—
Total current assets	814,274	786,792
Property, plant and equipment:
Mining claims, options, and development costs	41,760	41,760
Oil and gas properties (full cost method)	16,768,101	15,072,420
Acquisition in progress	—	—
	16,809,861	15,114,180
Less: accumulated depreciation, depletion and amortization	(1,389,010)	(513,753)
Net property, plant and equipment	15,420,851	14,600,427
Other assets:
Deposits	$—	$15,500
Investments	36,506	36,506
Deferred financing expense—net	810,648	1,063,092
Total other assets	847,154	1,115,098

Total assets	$17,082,279	$16,502,317

IMPERIAL PETROLEUM, INC.

Consolidated Balance Sheet

July 31, 2005 and 2004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,448,630	$1,308,057
Accrued expenses	440,439	561,788
Notes payable - current portion	356,350	516,320
Notes payable - related parties	606,083	518,550
Deposits from Customers	100,562	—
Total current liabilities	2,952,064	2,904,715
Asset retirement obligation	238,166	230,793
Long-term liabilities:
Notes payable	650,000	650,000
Line of credit	15,440,811	12,688,469
Deferred income taxes	—	—
Total long-term liabilities	16,090,811	13,338,469
STOCKHOLDERS’ EQUITY:
Common stock of $.006 par value; authorized 50,000,000 shares; 43,464,505 and 39,873,103 issued, respectively	260,787	239,239
Paid-in capital	9,786,806	9,339,644
Retained deficit	(11,539,051)	(8,843,239)
Treasury stock, at cost (1,368,957 and 1,368,957 respectively)	(707,304)	(707,304)
Total stockholders’ equity	(2,198,762)	28,340

Total liabilities and stockholders’ equity	$17,082,279	$16,502,317

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Operations

For the Years Ended July 31, 2005, 2004 and 2003

	2005	2004	2003
Revenues and other income:
Oil and gas	$2,963,651	1,931,593	—
Total operating income	2,963,651	1,931,593	—
Costs and expenses:
Production costs and taxes	1,429,587	791,741	—
Mining lease expense	—	1,923	—
Impairment loss	—	—	168,367
General and administrative	577,651	400,498	942,927
Merger expenses	—	—	231,027
Depreciation, depletion and amortization	882,630	513,753	—
Total costs and expenses	2,889,868	1,707,915	1,342,321

Net Income (Loss) from operations	73,783	223,678	(1,342,321)
Other income and (expense):
Interest expense	(2,163,180)	(1,106,151)	(80,292)
Interest income	9,443	4,076	—
Amortization of loan fees	(612,444)	(234,241)	—
Management fees	—	74,000	94,000
Other income (expense)	(3,414)	(16,627)	7,016
Gain (loss) on sale of assets	—	(395,557)	—

Net loss before income tax	(2,695,812)	(1,450,822)	(1,321,597)

Provision for income taxes:
Current	—	—	—
Deferred	—	—	—

Total benefit from income taxes	—	—	—

NET LOSS	$(2,695,812)	(1,450,822)	(1,321,597)

NET LOSS PER SHARE	$(.06)	$(.04)	$(.05)

WEIGHTED AVERAGE SHARES OUTSTANDING	41,860,201	35,648,103	24,777,057

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended July 31, 2005, 2004 and 2003

	Common Stock		Additional Paid-In Capital	Retained Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Par Value
BALANCE, July 31, 2002	39,363,946	$236,184	$6,247,583	$(6,070,820)	$(2,243,304)	$(1,830,357)
Stock issued in acquisitions	6,567,130	39,401	1,297,280	—	—	1,336,681
Stock issued for payment of fees	3,172,000	19,032	575,458	—	—	594,490
Stock issued to pay off interest and debt	1,845,027	11,072	268,260	—	—	279,332
Stock returned from failed financing	(20,000,000)	(120,000)	(1,416,000)	—	1,536,000	—
Warrants issued for officer salary	—	—	1,009,385	—	—	1,009,385
Net loss for the period	—	—	—	(1,321,597)	—	(1,321,597)

BALANCE, July 31, 2003	30,948,103	$185,689	$7,981,966	$(7,392,417)	$(707,304)	$67,934
Stock issued for cash	2,084,500	12,495	197,505	—	—	210,000
Stock issued for acquisitions	6,290,500	31,755	801,023	—	—	832,778
Stock issued to pay off debt	550,000	9,300	359,150	—	—	368,450
Net loss for the period	—	—	—	(1,450,822)	—	(1,450,822)

BALANCE, July 31, 2004	39,873,103	$239,239	$9,339,644	$(8,843,239)	$(707,304)	$28,340
Exercise of warrants by RAB	2,000,000	12,000	228,000	—	—	240,000
Stock issued for services	700,000	4,200	90,800	—	—	95,000
Stock issued for acquisition	891,402	5,348	128,362	—	—	133,710
Net loss for the period	—	—	—	(2,695,812)	—	(2,695,812)

BALANCE, July 31, 2005	43,464,505	$260,787	$9,786,806	$(11,539,051)	$(707,304)	$(2,198,762)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2005, 2004 and 2003

	2005	2004	2003
Operating activities:
Net loss	$(2,695,812)	$(1,450,822)	$(1,321,597)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,465,074	747,994	—
Expenses paid with common stock	95,000	—	764,696
Loss (gain) on sale and disposal of assets	—	395,557	—
Write-offs and impairment	—	—	200,561
Change in accounts receivable	350,252)	(105,868)	—
Change in accrued interest receivable	—	—	—
Change in other assets	—	84,392	—
Change in accounts payable	140,573	(102,170)	30,000
Increase in deposits from customers	100,562	—	—
Change in accrued expenses	(121,349)	957,825	189,791

Net cash provided by (used in) operating activities	(1,336,204)	526,908	(136,549)

Investing activities:
Purchase of oil and gas properties	(1,692,448)	(11,578,191)	(42,020)
Proceeds from notes receivable-related party	—	3,798	—
Proceeds from notes receivable-other	—	—	—
Purchases of certificates of deposit	—	(375,000)	—
Proceeds from certificates of deposit	322,770	—	—
Proceeds of sale of assets	145,977	175,000	—

Net cash provided by (used in) investing activities	$(1,223,701)	$(11,774,393)	$(42,020)

Financing Activities:
Proceeds from notes payable	2,752,342	13,260,978	200,000
Payments on notes payable	(159,970)	(884,031)	—
Proceeds from notes payable-related party	124,033	33,100	—
Payments on notes payable-related party	(36,500)	(75,229)	(24,300)
Payment of financing cost	(360,000)	(1,297,333)	—
Proceeds from stock warrants exercised	240,000	—	—
Proceeds from sale of stock	—	210,000	—

Net cash provided by (used in) financing activities	2,559,905	11,247,485	175,700

Net change in cash and cash equivalents	—	—	(2,869)
Cash and cash equivalents, beginning of year	—	—	2,869

Cash and cash equivalents, end of year	$—	$—	$—

Supplemental disclosures for cash flow information:
Cash paid ;during the period for
Interest	$69,757	$181,151	$—
Income taxes	—	—	—
Supplemental schedule of non-cash investing and financing activities:
Stock issued for fixed assets	$133,710	$720,000	$1,287,790
Stock issued for services and interest	95,000	—	764,696
Stock issued for investment	—	—	—
Impairments and write-offs	—	—	172,367
Stock issued to extinguish debt	—	140,305	1,009,385
Stock issued to extinguish accrued expenses	—	228,145	—

Total	$228,710	$1,088,450	$3,234,238

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements

For the Years Ended July 31, 2005, 2004 and 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Imperial Petroleum, Inc. (the “Company”), a publicly held corporation, was organized under the laws of the state of Nevada.

The Company’s principal business consists of oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. The Company had no mining activity during 2005.

The Company has been engaged, through its wholly owned subsidiary Imperial Environmental Company, in developing and marketing water filtration systems to municipalities.

Basis of Presentation

The July 31, 2005, 2004 and 2003 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., and Imperial Environmental Company (formerly Phoenix Metals, Inc.) and its proportionate share of the assets, liabilities, revenues and expenses of Powder River Basin Gas Corporation (PRBGC), for which the company was the majority owner for the year ended July 31, 2003. The Company sold its controlling interest in PRBGC during fiscal 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

Acquisition of Assets from Warrior Resources, Inc.

On January 16, 2004, the Company completed its acquisition of oil and gas working interests from Warrior Resources, Inc. (“Warrior”). The Company completed this acquisition to further its plan for re-entry into the oil and gas industry. The properties were acquired in exchange for assumption of certain Warrior senior bank debt of approximately $3.65 million, extinguishment of notes payable to the Company of $1.7 million, assumption of certain trade payables in the amount of $0.58 million and the issuance of 2 million shares of the Company’s common stock valued at $0.3 million. The total consideration for this acquisition was $6,230,000. There was no goodwill or intangible assets recorded as a result of this transaction.

Following is a condensed balance sheet reflecting the changes resulting from the transaction:

Oil and gas properties	$6,230,000
Notes receivable	(1,700,000)

Total assets	$4,530,000

Accounts payable	$580,000
Notes payable	3,650,000
Common stock	300,000

Total liabilities and equity	$4,530,000

Acquisition of Assets from Hillside Oil & Gas LLC

On January 16, 2004, The Company completed its acquisition of oil and gas working interest from Hillside Oil & Gas LLC (“Hillside”). The Company completed this acquisition to further its plan for re-entry into the oil and gas industry. The properties were acquired in exchange for cash of $4.6 million from the Company’s credit line to pay Hillside’s senior lender, assumption of notes payable on equipment of $0.3 million, $0.168 million payment at closing, assumption of $0.348 million in trade accounts payable, issuance of a note payable in the amount of $0.324 million, secured by 1 million shares of the Company’s common stock. The total consideration for this acquisition was $5,416,000. There was no goodwill or intangible assets recorded as a result of this transaction.

Following is a condensed balance sheet reflecting the changes resulting from the transaction:

Cash	$(168,000)
Oil and gas properties	5,416,000

Total assets	$5,248,000
Accounts payable	$348,000
Credit line	4,600,000
Notes payable	300,000
Total liabilities and equity	$5,248,000

Acquisition and Sale of Powder River Basin Gas Corporation

Pursuant to a Stock Exchange Agreement dated May 5, 2003 (the “Stock Exchange Agreement”) between Imperial Petroleum, Inc. and the Powder River Basin Gas Corporation (“PRBGC”), the Powder River stockholders agreed to exchange (the “Powder River Exchange Transaction”) an aggregate of 25,385,000 shares of the common stock of Powder River, representing 55% of the issued and outstanding common stock of Powder River, for a total of 2,400,000 restricted and 250,000 un-restricted free trading shares of the Company’s common stock representing approximately 10% of the Company’s resulting issued and outstanding common stock. The business combination was accounted for using the purchase method of accounting. As a result, Powder River became a consolidated subsidiary of the Company. The results of Powder River’s operations have been included in the consolidated financial statements for the year ended July 31, 2003.

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

The purchase was valued at $540,000 based on the average trading value of Imperial Petroleum’s issuance of 2,650,000 shares of common stock at acquisition, resulting in its 55% stake in Powder River Basin Gas Corp.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At May 16, 2003

Current assets	$2,555
Property, plant and equipment	1,284,251
Total assets acquired	1,286,806
Current liabilities	499,518
Long-term debt	—
Total liabilities assumed	499,518

Net assets acquired	$787,288

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

Acquisition of Imperial Petroleum, Inc.

Pursuant to an Agreement to Exchange Stock and Plan of Reorganization dated August 27, 1993 (the “Stock Exchange Agreement”), between Imperial Petroleum, Inc. (“Imperial”), Glauber Management Company, (“Glauber Management”), Glauber Valve Co., Inc., (“Glauber Valve”), and the Ridgepointe Stockholders, the Ridgepointe Stockholders agreed to exchange (the “Ridgepointe Exchange Transaction”) a total of 12,560,730 shares of the common stock of Ridgepointe Mining Company, representing 100% of the issued and outstanding common stock of Ridgepointe, for a total of 12,560,730 shares of newly issued shares of Imperial’s common stock representing 59.59% of Imperial’s resulting issued and outstanding common stock. The one-for-one ratio of the number of shares of Imperial’s common stock exchanged for each share of Ridgepointe common stock was determined through arms length negotiations between Imperial and the majority stockholders of Ridgepointe. As a result, Ridgepointe became a wholly owned subsidiary of Imperial. As a condition to the Ridgepointe Exchange Transaction, Imperial received and canceled 7,232,500 shares of its Common Stock from Glauber Management and received 100,000 shares of the common stock of Tech-Electro Technologies, Inc. from an affiliate of Glauber Management and Glauber Valve. In addition, Glauber Management or Glauber Valve, or their affiliates, transferred to Imperial 75,000 shares of common stock of Chelsea Street Holding Company, Inc.

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

Financial Condition

The Company’s financial statements for the year ended July 31, 2005 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $2,695,812, $1,450,822, and $1,321,597 for the years ended July 31, 2005, 2004 and 2003, respectively, and as of July 31, 2005 has an accumulated deficit of $11,539,051.

Management Plans to Continue As A Going Concern

The Company believes that it has sufficient financing under its existing $18.65 million debt facility and sufficient cash flow from operations to continue as a going concern. As of July 31, 2005 the Company had incurred debt under the facility of $16.09 million to acquire its oil and gas properties. During 2005, the Company’s oil and gas interests provided positive cash flow of $0.95 million before debt service, taxes, depreciation, depletion and amortization.

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

Investments

The equity method of accounting is used for all investments in associated companies in which the Company’s interest is 20% or more. Under the equity method, the Company recognizes its share in the net earnings or losses of these associated companies as they occur rather than as dividends are received. Dividends received are accounted for as a reduction of the investment rather than as dividend income. The investments are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the investment may not be recoverable.

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

The Company’s cash is deposited in two financial institutions. Cash and certificates of deposit at banks are insured by the FDIC up to $100,000. At times, the balances in these accounts may be in excess of federally insured limits. At times, the balances in these accounts may be in excess of federally insured limits.

The Company currently operates in the oil and gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company’s major purchasers of its oil and gas during 2005 were Plains Marketing, Duke Energy and Navajo Refining accounting for 18.9%, 19.0% and 19.4 % revenues respectively.

Revenue Recognition

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company recognizes revenues based on actual volumes of oil and gas sold based on the month of production.

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

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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

Statement 150: In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 established standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s financial position or results of operations.

SFAS 123R: On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supercedes APB opinion No. 25, Accounting for Stock Issued to employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement became effective for our year-ended July 31, 2005. The Company did not issue any stock-based compensation to its employees during 2005 and as a result had no impact on the Company’s financial statements for the year ended July 31, 2005.

2.	PROPERTY, PLANT and EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	2005	2004
Oil and gas properties	$16,513,251	$14,817,570
Mining claims	74,800	74,800
Oil and gas equipment	254,850	254,850
Mine development costs	32,634	32,634
Acquisitions in progress		—
Impairment reserve	(65,674)	(65,674)

Total	$16,809,861	$15,114,180

The Company has not completed or updated the necessary reserve studies of its mining claims to determine the metal content of the reserves and the related future production costs which affect the recoverability of the capitalized costs. In addition, the Company’s going concern issues in the past, lack of capital for mining and other factors led management to recognize an impairment reserve to reduce the carrying value to management’s estimate of the amount recoverable upon ultimate disposition. The Company intends to continue to hold and use the impaired mining assets.

The Company accounts for its oil and gas properties under the full cost method. The Company’s capitalized costs for oil and gas properties result from its 2003 acquisitions of Powder River Basin Gas Corp. and an interest in the Bovina field in Warren County, Mississippi and its 2004 acquisitions of the Warrior Resources, Inc., Hillside Oil & Gas LLC, Caltex/Apache and Coquille Bay acquisitions. In December 2003, the Company completed the sale of its controlling interest in Powder River Basin Gas Corp.

3.	INCOME TAXES

Provisions for income taxes are as follows:

	2005	2004	2003
(in thousands)
Current:
Federal	—	—	—
State	—	—	—
	—	—	—

Deferred:
Federal	—	—	—
State	—	—	—
	$—	$—	$—

Income taxes differed from the amounts computed by applying the U.S. federal tax rate as a result of the following:

	2005	2004	2003
	(in thousands)
Computed “expected” tax expense (benefit)	$(710)	$(458)	$(449)
State income taxes net of federal benefit	—	—	—
Increase (Decrease) in valuation allowance for deferred tax assets	710	458	449
Other	—	—	—

Actual income tax expense	$—	$—	$—

While the Company has not filed its tax returns, following are the estimated tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	2005	2004	2003
	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$—	$—	$—
Other	$—	$—	$—

Total deferred tax liabilities	$—	$—	$—

Deferred tax assets:
Unrealized loss on securities	$707	$707	$707
Net operating losses	3,032	2,322	1,864
Other	—	—	—

Total deferred tax assets	3,739	3,029	2,571

Valuation allowance	(3,739)	(3,029)	(2,571)

Net deferred tax assets	—	—	—

Net deferred tax asset (liability)	$—	$—	$—

A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

The Company has net operating loss (NOL) carryforwards to offset its earnings of approximately $9,575,000. If not utilized, the net operating losses will expire in varying amounts from 2016 to 2025. Due to recurring losses and a lack of funding the Company has not been filing its tax returns. Provisions for current and deferred taxes are estimated using known facts. The Company believes its net operating losses are sufficient to offset any potential income tax liability.

4.	NOTES PAYABLE

	2005	2004
Gary S. Williky, unsecured promissory note, dated November 24, 1997, principal due on demand plus interest at 9.0%	$13,913	$15,912
Thomas J. Patrick, unsecured promissory note, dated December 18, 1997, principal due on demand plus interest at 8.5%	—	23,314
Hillside promissory note, dated January 16, 2004, principal due on demand plus interest at 8%. Collateralized by 1,000,000 shares of the Company’s common stock held.	213,297	265,140
Equipment note due a Bank, dated 03/01/01, payments assumed 1/16/04, principal due on demand plus interest at a variable rate at 5.5% as of 7/31/04. Collateralized by a workover rig and certain vehicles.	129,140	211,954
Note Payable to a Bank, subordinated debt due 1/16/08, monthly. Interest due in-kind at 4%. Collateralized by the oil and gas properties and certain assets of the Company on a 2nd mortgage.	650,000	650,000

Total	1,006,350	1,166,320

Less: current portion	356,350	516,320

Long-term notes payable	$650,000	$650,000

Current maturities of notes payable are as follows:

7/31/06	$356,350
7/31/07	—
7/31/08	650,000
7/31/09	—
7/31/10	—
Thereafter	—

Total	$1,006,350

NOTES PAYABLE - RELATED PARTY

	2005	2004
Officer - 10.0% demand note	$106,462	$106,462
Officer - 7.5% demand note	72,850	72,850
Officer - 9.0% demand note	426,771	339,238

	$606,083	$518,550

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

During 2004, the Company acquired the assets and certain liabilities of Warrior Resources, Inc., an affiliate, pursuant to an Asset Acquisition Agreement and Proxy Solicitation approved by the Warrior shareholders. As a result of the transaction, the Company paid off Warrior’s bank debt of $3.65 million, extinguished a note receivable from Warrior in the amount of $1.7 million, assumed accounts payable obligations of Warrior in the amount of $0.3 million and issued 2,000,000 shares of the Company’s restricted common stock to Warrior valued at $0.3 million. The total consideration paid for the Warrior acquisition was $6.23 million.

During 2003, the Company issued stock valued at $683,745 and advanced $14,000 in payments of obligations of Warrior Resources, Inc., an affiliate, pursuant to an acquisition of an interest in certain of its oil and gas properties.

6.	ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company implemented the requirements of SFAS 143. Among other things, SFAS 143 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets. Over the passage of time, accretion of the liability is recognized as an operation expense and the capitalized cost is depleted over the estimated useful life of the related asset. Additionally, SFAS No. 143 requires that upon initial application of these standards, the Company must recognize a cumulative effect of a change in accounting principle corresponding to the accumulated accretion and depletion expense that would have been recognized had this standard been applied at the time the long-lived assets were acquired or constructed. The Company’s asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date.

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

Imperial Petroleum, Inc. versus Ravello Capital LLC: The Company ciled suit in Federal Distrect Court in Tulsa County, Oklahoma against Ravello Capital LLC on November 20, 2000. The suit alleged branch of contract and sought to have the contract declared partially performed in the amount of 474,900 and sought relief in the amount of $488,390 for the unpaid consideration and punative damages and attorney fees. The Company received a judgment award against Ravello in the amount of $488,390 and subsequently collected and credited the judgment award against Ravello in the amount of $85,638.02 as a result of the re-issuance of certain of its shares in Warrior, held by Ravello in escrow and not released. The Company does not believe it will be successful in collecting the balance of the judgment against Ravello.

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

The Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola county, Texas. The Crump Unit encompasses the Company’s Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff’s damages resulting from the Company’s failure to develop the property. The damages are unspecified. The Company executed a farmout agreement with Burke Royalty, a co-defendant in the suit, regarding the acreage in question. Burke negotiated a settlement under which the Plaintiffs would arrange to drill additional wells. The Company has a 12.5% carried working interest in the first well drilled in the unit and the right to participate for a 12.5% working interest in subsequent wells.

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

The carrying amount of the investment is as follows:

July 31, 2003
Equity in investee net assets	$2,118,951
Impairment allowance	2,078,647

Net carrying amount	$40,304

During 2004, the Company completed its acquisition of the assets of Warrior Resources, Inc. and remaining costs were allocated to oil and gas properties. Condensed selected financial data of Warrior Resources (unaudited) is as follows:

July 31, 2003
Assets	$28,982,195
Liabilities	5,150,616

Net assets	$23,831,579
Net income (loss)	$(5,314,100)

During 2005, the Company returned approximately 23.6 million shares of the restricted common stock of Warrior in connection with a sale of the Company’s mining properties and a change of control of Warrior. The Company retained 10 million shares of Warrior and was issued 520,000 shares of the Company’s common stock owned by Warrior. The sale of the mining properties was subsequently unwound and the Company retained the Imperial shares and received a re-assignment of its mining properties. The share value of the consideration paid to the Company at the time of the transfer was approximately equal to the share value of the shares returned to Warrior in the failed transaction and as a result, the Company has retained the prior carrying amount of its acquisition in Warrior of $40,304. As of July 31, 2005, the share value of the shares received by the Company in the failed transaction was approximately $113,043.

9.	STOCK WARRANTS

The following schedule summarizes pertinent information with regard to the stock warrants for the years ended July 31, 2005, 2004 and 2003:

	2005		2004		2003
	Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price
Beginning of year	8,832,434	$.06	1,200,000	$.25	1,300,000	$.38
Granted	584,281	.01	9,916,934	.01	3,700,000	.12
Exercised	(2,000,000)	.12	(1,284,500)	.15	(2,600,000)	.25
Forfeited	—	—	—	—	—	—
Expired	(2,000,000)	$.14	(1,000,000)	$.12	(1,200,000)	$.25

End of year	5,416,715		8,832,434		1,200,000

Exercisable	5,416,715		8,832,434		1,200,000

Weighted average fair value of warrants issued	$—		$—		$—

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

Lease Rental Obligations

Through 7/31/06	$11,294
Through 7/31/07	$6,588 Lease agreement expires 2/28/07

12.	ACCRUED EXPENSES

The Company has accrued expenses as of July 31 as follows:

	2005	2004
Revenue in suspense	$78,947	$58,368
Accrued officer salary - CEO	140,750	140,750
Accrued interest on notes	297,491	323,997
Accrued Payroll Taxes	81,145	38,673

	$440,439	$561,788

During the years ended July 31, 2005, 2004 and 2003 the Company issued 700,000, 1,550,000, and 1,236,309 shares, respectively, of its restricted common stock to pay accrued interest, pay for services, and extend maturities of notes payable.

13.	PRIOR PERIOD ADJUSTMENTS

Net income for 2004 and 2003 has been adjusted to correct errors. In 2003, the Company had recognized a gain on extinguishment of $808,508 as a result of its settlement of accrued officer salaries in exchange for warrants with its principal stockholder. This adjustment resulted in a decrease in net income for 2003 of $808,508 and an increase to additional paid in capital of $808,508. In 2004, depletion expense was understated due to an improper calculation of the Company’s interest in certain properties. This adjustment resulted in a decrease in net income for 2004 of $280,304 and a decrease in net property, plant and equipment of $280,304. Retained earnings for both years have been corrected to reflect these adjustments.

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

IMPERIAL PETROLEUM, INC.

Supplemental Information

(Unaudited)

For the Years Ended July 31, 2005, 2004 and 2003

Capitalized Costs Relating to Oil and Gas	2005	2004	2003
Property acquisitions
Proved	$1,826,658	$15,072,420	$—
Unproved	—	—	—
Less - proceeds from sales of properties	(130,977)	—	—
Support equipment and facilities	—	—	—

Oil and gas related costs	1,695,681	15,072,420	—

During fiscal 2005 the Company acquired an additional interest in the Coquille Bay property from the operator Royal-T Oil Co., Inc. and assumed several working interest partners’ non-consent interest and completed the purchase of interests from Renovared Exploration.

Results of Operations for Oil and Gas Producing Activities
Revenues	$2,963,651	$1,931,593	$—
Production costs and taxes	(1,429,587)	(791,741)	—
Depreciation, depletion and amortization	(882,630)	(513,753)	—

Income from oil and gas producing activities	$651,434	$626,099	$—

The following table sets forth the Company’s net proved oil and gas reserves at July 31, 2005 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels (bbls) in the case of oil, and units of one thousand cubic feet (MCF) in the case of gas.

	Oil (bbls)	Gas (MCF)
Proved reserves:
Balance at July 31, 2003	—	—
Discoveries and extensions	—	—
Acquisitions	801,259	17,810,211
Revisions of previous estimates	—	—
Production	(20,400)	(154,000)

Proved reserves:
Balance at July 31, 2004	780,859	17,656,211
Discoveries and extensions	—	—
Acquisitions	22,514	284,405
Sales and dispositions	4,310	(2,150,000)
Revisions of previous estimates	23,944	(320,716)
Production	(32,527)	(307,900)

Proved reserves at 7/31/05	823,000	11,541,000
Proved developed July 31, 2003	—	—
Proved developed July 31, 2004	728,349	6,081,731
Proved developed July 31, 2005	709,000	5,776,000

All of the Company’s reserves are located in the continental United States. The natural gas sales and dispositions (2,150,000) mcf resulted primarily from the farmout of acreage relating to proved undeveloped reserves in East Texas to third parties in connection with the settlement of certain litigation (Note 7. Litigation). The result of these farmouts is that our net interests in the wells was reduced and as a consequence, both our future capital costs and our net proved reserves were also reduced.

Standardized Measure of Discounted Future Net Cash Flows

	July 31, 2005	July 31, 2004	July 31, 2003
Future Cash Inflows	$143,528,000	$156,115,307	$—
Future production costs and taxes	27,261,000	39,649,748	—
Future development costs	11,445,000	22,955,670	—
Future income tax expenses	27,463,000	24,500,360	—
Net future cash flows	77,359,000	69,009,529	—
Discount at 10%	(39,685,000)	(35,401,889)	—
Discounted future net cash flows from proved reserves	$37,674,000	$33,607,640	—
Balance, beginning of year	$33,607,640	$—	$—
Acquisitions	4,134,240	45,297,467	—
Sales of oil and gas net of production costs	(1,391,400)	(1,139,652)	—
Discoveries and extensions	—	—	—
Changes in prices and production costs	69,801,594	—	—
Extensions, additions and discoveries	—	—	—
Revision of quantity estimates	(10,846,700)	—	—
Sales and dispositions	(1,330,000)
Development costs incurred	1,612,000		—
Interest factor accretion of discount	4,283,111	—	—
Net change in income taxes	1,520,019	—	—
Changes in future development costs	(5,904,973)	(11,179,975)	—
Changes in production rates and other	(57,811,637)	—	—

Balance, end of year	$37,674,000	$33,607,640	$—

Estimated future net cash flows represent an estimate of the net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at July 31, 2005 were $61.15 per barrel of oil and $7.75 per MCF of gas respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

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

The Company changed auditors from Briscoe Burke & Grigsby LLP to Weaver & Tidwell LLP on November 15, 2004. There were no disagreements with the prior auditors that resulted in the change. (See Form 8-K/A filed as of 12/30/04). Weaver & Tidwell LLP notified the Company that it has resigned as auditor effective as of August 15, 2005. Weaver & Tidwell LLP audited the Company’s financial records for the year ended July 31, 2004 and issued an unqualified opinion in connection with the audit. The opinion issued by Weaver & Tidwell has not been qualified or modified as to audit certainty, audit scope or accounting principles nor has it included any disclaimer of opinion. The Company’s Board of Directors approved the engagement of Briscoe, Burke & Grigsby LLP as the Company’s auditors for the year ending July 31, 2005.

Item 9a.	Controls and Procedures.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, including this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Briscoe Burke & Grigsby, the Company’s auditors for the year ended July 31, 2005, notified the Audit Committee in connection with its audit as of July 31, 2005, that a material weakness existed in the Company’s internal controls such that in its belief “ the accounting personnel of the Company did not possess the necessary skills to achieve accurate financial reporting in accordance with U.S. generally accepted accounting principals nor the requirements of the Securities & Exchange Act of 1934 Rules 13a-14 and 15d-14.” Furthermore, Briscoe Burke & Grigsby advised the Audit Committee that a reportable condition was also noted in the Company’s internal controls in regards to segregation of duties and that the Company should take steps to segregate duties in the accounting function to assist in alleviating these control deficiencies. The material weaknesses identified by our auditors are the result, primarily of the Company retaining a very limited internal staff with multiple responsibilities. As a result of the termination of the merger with United Heritage Corporation after the fiscal year end , the Company had not completed its hiring of additional internal accounting staff during this period. The Company’s management accepted the comments and recommendations of Briscoe Burke & Grigsby without dispute.

The Company’s Certifying Officers have concluded based on their evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report that the Company’s disclosure controls and procedures were not effective and that certain improvements and modifications to the Company’s internal accounting processes were required to ensure that material information was accumulated and communicated to management, including the Company’s Certifying Officers, as appropriate to allow timely decisions regarding required disclosure in the Company’s filings with the SEC. The Company’s Certifying Officers based their conclusion on the additional time and cost required by the Company’s internal staff to compile its financial information into a format suitable for presentation to the auditors. In that regard and in order to remediate the material weakness in the Company’s internal controls the Company engaged independent accountants to assist the Company in compiling its financial information for the year ended July 31, 2005 and subsequently, as a matter of its regular business practice or until such time as it hires additional accounting staff internally. The Company’s Certifying Officers believe that the engagement of additional accounting expertise to assist in book keeping and the compilation of its financial information will ensure that its accounting processes will be more streamlined and effective. As of the end of the period covered by this report, the Company’s Certifying Officers believe that the steps taken by the Company have remediated any and all material weaknesses in internal controls and in disclosure controls and weaknesses.

Changes in Internal Controls

The Company changed its system of internal controls to include the review and compilation of its financial information by independent accountants in cooperation with the Company’s own internal staff. The Company’s Certifying Officers believe that these changes to the Company’s system of internal control over financial reporting during the fourth fiscal quarter has materially affected, and is reasonably likely to materially affect, the Company’s system of controls over financial reporting in the future.

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

Section 16(a) Reporting Deficiencies

Section 16(a) of the Securities and Exchange Act of 1934 (“Exchange Act”) requires the Company’s directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5 with the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers (“NASD”). Such persons are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file.

Based upon a review of From 3, 4 and 5 filings made by the Company’s officers and directors during the past fiscal year ended July 31, 2004 under Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

Item 11.	Executive Compensation.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company’s Chairman of the Board, President and Chief Executive Officer and (2) other compensation paid to officers and directors of the Company. Except as provided in the table below, during the three fiscal years ended July 31, 2005, 2004 and 2003 (i) no restricted stock awards were granted, (ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

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

SUMMARY COMPENSATION TABLE

Name and Principal	Annual Compensation		Long Term Awards Warrants
Position	Year	Salary	Bonus	# shares
Jeffrey T. Wilson	2005	$125,000

	2004	$104,167

	2003	$109,500

Annalee C. Wilson	2005

	2004

	2003

Aaron M. Wilson	2005

	2004

	2003

None of the executive officers listed received prerequisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officers. Directors are currently not paid for their service to the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

As of July 31, 2005, the Company has 43,464,505 issued and outstanding shares of common stock. The following table sets forth, as of July 31, 2005, the number and percentage of shares of common stock of the Company owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company’s common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31,2005, the Company had approximately 626 holders of common stock of record.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Jeffrey T. Wilson (1)	6,594,886	15.2%
Annalee C. Wilson (2)	2,004,661	4.61%
Aaron M. Wilson (3)	203,234	0.5%
All officers and directors as a Group (3 people) at 7/31/2005	8,802,711	20.25%
Estate of Luther Henderson (4)	2,266,457	5.2%
Taghmen Ventures Ltd (5)	2,750,000	6.3%
RAB Special Situations LP (6)	4,000,000	9.20%
James M. Clements (7)	3,307,500	7.61%
Total officers, directors and 5% shareholders	21,126,668	48.61%

(1)	The mailing address of Mr. Jeffrey Wilson is 11600 German Pines, Evansville, IN 47725. Includes 589,584 shares held jointly with Mrs. Wilson; includes 706,548 shares owned by HN Corporation in which Mr. Wilson owns 33.3%. Does not include 300,000 shares held in Trust by Old National Bank for Mr. Wilson’s children.

(2)	The mailing address of Mrs. Annalee Wilson is 11600 German Pines, Evansville, IN 47725. Includes 589,584 shares held jointly with Mr. Wilson; includes 1,415,077 shares owned by HN Corporation in which Mrs. Wilson owns 66.7%. Does not include 300,000 shares held in Trust by Old National Bank for Mrs. Wilson’s children.

(3)	The mailing address for Mr. Aaron Wilson is 11600 German Pines Drive, Evansville, IN 47725. Includes 203,234 shares held in Trust by Old National Bank.

(4)	The mailing address of HN Corporation is 3117 N First Ave., Evansville, IN 47710. Mrs. Annalee Wilson is the President of HN Corporation, Jeffrey T. Wilson is the Vice President of HN Corporation and Aaron M. Wilson is a Vice President of HN Corporation.

(5)	The Executor of Mr. Henderson’s Estate is Mr. Ajit Jhangiani. The address is 5608 Malvey, Suite 104, Fort Worth, TX 76107.

(6)	The address of Taghmen Ventures Ltd. is EFG House, St Julian’s Avenue, St Peter Port Guernsey

(7)	The mailing address of RAB Special Situations LP is C/O Morgan Stanley 25 Cabot Square, 3rd Floor, Canary Wharf, London, E144QA

Item 13.	Certain Relationships and Related Transactions.

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

The following table presents the fees for professional audit services rendered by Briscoe, Burke & Grigsby LLP for the audit of the Company’s annual consolidated financial statements for the fiscal year ended July 31, 2005 and for Weaver & Tidwell LLP, our previous auditors, for the fiscal year ended July 31, 2004, and fees for other services rendered by each during those periods:

Fee Category	Fiscal 2005	Fiscal 2004
Audit Fees	$23,798	$30,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$9,500
Total Fees	$23,798	$40,950

Audit fees include fees related to the services rendered in connection with the annual audit of the Company’s consolidated financial statements, the quarterly reviews of the Company’s quarterly reports on Form 10-Q and the reviews of and other services related to registration statements and other offering memoranda. The audit fees in 2005 were substantially lower than in 2004.

Audit-related fees are for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements.

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

All of the 2005 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors to the extent that rule was applicable during fiscal year 2005. The Audit Committee has considered whether the provisions of such services, including non-audit services, by Briscoe, Burke & Grigsby LLP is compatible with maintaining Briscoe, Burke & Grigsby LLP’s independence and has concluded that it is.

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

Schedule II - Amounts Receivable from Related Parties. Other Schedules are omitted as they are not required.

(b)Reports on Form 8-K.

The following reports were filed with the Securities and Exchange Commission on the dates shown and are included herein by reference:

11/16/04 Change of Auditors to Weaver & Tidwell LLP

8/15/05 Change of Auditors to Briscoe, Burke & Grigsby LLP

8/31/05 Termination of Merger Agreement with United Heritage Corporation.

(c) Exhibits.

3.1	Certificate of Incorporation of the Registrant incorporated herein by reference to Exhibit of the Form 10.

3.2	Bylaws of the Registrant incorporated herein by reference to Exhibit B of the Form 10.

4.	Instruments defining the rights of security holders, including indentures. Not applicable.

9.	Voting Trust Agreement. Not applicable.

11.	Statement re: computation of per share earnings. Not applicable.

12.	Statement re: computation of ratios. Not applicable.

13.	Annual Report to security holders, Form 10-Q, or quarterly report to security holders. Not applicable.

16.	Letter re change in certifying accountant. Included by reference.

18.	Letter re: change in accounting principles. Not applicable.

21.	Subsidiaries of the Registrant. Not applicable.

22.	Published report regarding matters submitted to vote of security holders. Included by reference.

23.	Consents of experts and counsel. Not applicable.

24.	Power of Attorney. Not applicable.

27.	Financial Data Schedule. Not applicable.

28.	Information from reports furnished to state insurance regulatory authorities. Not applicable;

31.1	Certification of President.

32.1	Certification of President and Chief Financial Officer.

99.	Additional Exhibits; Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Imperial Petroleum, Inc.

Date: May 30, 2006	/s/ Jeffrey T. Wilson
Jeffrey T. Wilson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey T. Wilson Jeffrey T. Wilson	President and Chief Executive Officer (Principal Executive Officer) and Director	November 15, 2005