Form 10-K/A
period 2003-07-31
IMPERIAL PETROLEUM INC
filed 2006-06-01
CIK 355356

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

No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

There are approximately 626 holders of record of the Company's common stock.

Item 6. Selected Financial Data



                         2003         2002      2001        2000         1999

Operating Revenue          0            0         0           0          53,744

Income (loss)from
continuing opns      (1,342,321)  (855,719)  (1,282,523)   (952,854) (1,006,421)

Net Income (loss)    (1,312,597)  (820,242)  (1,373,443) (1,013,299) (1,006,421)

Net Income (loss)         (0.05)     (0.05)       (0.10)      (0.08)      (0.10)
Per share
Total Assets          2,535,734    495,090      644,323   1,426,813   1,947,939

Stockholder's Equity     67,934 (1,830,357)  (1,677,054)   (673,594)    166,463

Cash Dividends Paid           0          0            0           0           0
per Common Share

Number of Outstanding
Shares (weighted)    24,777,057 16,598,593   13,144,969  12,560,958   9,627,006



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

The Company's Certifying Officers have concluded based on their evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report that no improvements and modifications to the Company's internal accounting processes were required to ensure that material information was accumulated and communicated to management, including the Company's Certifying Officers, as appropriate to allow timely decisions regarding required disclosure in the Company's filings with the SEC.

Changes in Internal Controls

There have been no changes to the Company's system of internal control over financial reporting during the fourth fisical quarter that has materially affected, or is reasonably likely to materially affect, the Company's system of controls over financial reporting.

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






BRISCOE, BURKE & GRIGSBY LLP

Certified Public Accountants

December 13, 2003, except for Note 13, as to which the date is June 8, 2005.
3
Tulsa, Oklahoma

(A Development Stage Company)
Consolidated Balance Sheets
July 31, 2003 and 2002



ASSETS
                                                                LIABILITIES and STOCKHOLDERS' EQUITY         2003          2002
 Current assets:                                                Current liabilities:
  Cash                               $       -   $    2,869     Accountspayable                            179,974        92,263
  Accrued interest receivable                -       45,755             Accrued expenses (Note 17)         501,389     1,083,008
  Prepaids                              84,392            -         Notes payable (Note 6)                 691,400        80,000
                                                                Notes payable - related parties
Total current assets                    84,392       48,624     (Note 7)                                   741,517       765,817

                                                                Total current liabilities                2,114,280     2,021,088

Property, plant and equipment                                   Noncurrent liabilities:
(Notes 1, 2, and 4):                                            Unearned revenue - noncurrent
Mining claims, options and development                          (Note 16)                                        -       304,359
  costs less impairment                 41,760       41,760     Deferred income taxes (Note 5)                   -             -
 Oil and gas properties (full cost
 method)                             1,389,067                  Total noncurrent liabilities                     -       304,359
 Equipment                                   -        1,107
 Acquisition in progress               980,211        4,000     Minority interest (Note 1)                 353,520             -
 (Note 13)
                                     2,411,038       46,867     Stockholders' equity
                                                                Common stock of $.006 par value,
 Less: accumulated depr                      -        1,107     authorized 50,000,000 shares;
                                                                30,948,103 issued in 2003 and
Net property, plant                  2,411,038       45,760     39,363,946 shares in 2002                  185,689       236,184
and equipment                                                   Paid-in capital                          7,981,966     6,247,583
                                                                Deficit accumulated before the
                                                                development stage                          (89,525)      (89,525)
                                                                Deficit accumulated during the
                                                                development stage                       (7,302,892)   (5,981,295)
                                                                Treasury stock, at cost
                                                                (1,368,957 shares in 2003 and
Other assets:                                                   21,368,957 shares in 2002)                (707,304)   (2,243,304)
(2,243,304)
 Notes receivable - related parties
 (Note 3)                                    -      192,408     Total stockholders' equity (deficit)        67,934    (1,830,357)
 Investments - Warrior Resources
 (Notes 2 and 11)                       40,304      208,298     Commitments and contingencies
                                                                (Note 9)                                         -             -
     Total other assets                 40,304      400,706      TOTAL LIABILITIES and
                                                                 STOCKHOLDERS'
TOTAL ASSETS                      $  2,535,734 $    495,090      EQUITY(DEFICIT)                      $  2,535,734  $    495,090
                                  ============ ============                                           ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended July 31, 2003 and 2002

                                                                 Cumulative
                                           2003        2002      from Inception
Operating Income:
  Oil and gas and mining               $      -  $        -      $    924,687
  Management fee and other                    0           -           216,733

   Total operating income                94,000           -         1,235,420

Operating expenses:
  Cost of goods sold                          -           -           110,529
  Lease operating expense                     -           -           765,092
  Research and development                    -           -             7,407
  Impairment loss (Note 11)             168,367     388,844         4,178,363
  General and administrative expenses   942,927     466,875         4,676,111
  Merger expenses                       231,027           -           231,027
  Depreciation, depletion
    and amortization (Note 2)                 -           -           265,310
                                       --------   ---------     -------------

    Total operating expenses          1,342,321     855,719        10,233,839
                                      ---------   ---------     -------------
Loss from operations                 (1,342,321)   (855,719)       (9,092,419)
Other income and (expense):
  Interest expense                      (80,292)    (78,788)         (956,168)
  Interest income                             -      25,433           101,220
  Other income                            7,016      88,832           693,714
  Gain (loss) on sale of assets          94,000                        94,000
    (Note 15)                                 -          -            878,048
  Net loss before income taxes       (1,321,597)   (820,242)       (8,281,605)
                                     -----------   ---------      ------------

Provision for income taxes: (Note 5)
Current                                       -           -                 -
Deferred                                      -           -           203,502
                                     -----------   ---------      ------------
Total benefit from income taxes               -           -                 -
                                     -----------   ---------      ------------
Net loss before extraordinary item   (1,321,597)   (820,242)       (8,078,103)

Extraordinary item (Note 15)                  -           -                 -
                                     -----------   ---------       -----------

Net loss                          $  (1,312,212) $ (820,242)     $ (8,078,103)
                                    ============ ===========     =============

Loss per share (Note 2)            $       (.05)  $    (.05)

Weighted average shares outstanding  24,777,057  16,598,593


The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

For the Years Ended July 31, 2003 and 2002



                                                         Common Stock
                                                 ------------------------------      Additional                  Total
                                                              Par       Paid-In      Retained      Treasury    Stockholders
                                                 Shares      Value      Capital      Deficit       Stock       Equity(Deficit)

Balances restated, at July 31, 2001          13,925,276     83,552     4,069,776    (5,250,578)    (579,804)      (1,677,054)

Investments in Warrior Resources              2,948,457     17,691       359,712             -            -          377,403
Stock issued for payment of fees              1,436,722      8,620       233,933             -            -          242,553
Stock issued to pay off interest
and   debt   (Note   6)                       1,053,491       6,321       97,175             -            -          103,496
Stock held pending financing                 20,000,000     120,000    1,416,000             -   (1,536,000)               -
Default on subscribed stock                           -           -       70,987      (127,500)     (56,513)               -
Net loss for the period                               -           -            -      (820,242)           -         (820,242)
                                           ------------  ----------  -----------    -----------  -----------      -----------
Balances at July 31, 2002                    39,363,946     236,184    6,247,583    (6,070,820)  (2,243,304)      (1,830,357)
                                           ------------  ----------  -----------    -----------  -----------      -----------

Stock issued in acquisitions                  6,567,130      39,401    1,297,280              -           -        1,336,681
Stock issued for payment of fees              3,172,000      19,032      575,458              -           -          594,490
Stock issued to pay off interest
  and debt (Note 6)                           1,845,027      11,072      268,260              -           -          279,332
Stock returned from failed financing        (20,000,000)   (120,000)  (1,416,000)             -   1,536,000                -
Net loss for the period       -                -                -                      (312,212)                    (312,212)
                                            ------------   ---------  -----------    -----------  ----------       ----------
Balances at July 31, 2003                    30,948,103  $  185,689  $ 7,981,966   $ (7,392,417) $ (707,304)    $     67,934
                                            ===========     =======    =========      =========    ========           ======







The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2003 and 2002


                                                                  Cumulative
                                            2003       2002       from Inception
                                            ----       ----       --------------

Cash flows from operating activities:
  Net loss                             (1,312,212) $ (820,242)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Depreciation, depletion and
      amortization                              -           -           265,310
    Expenses paid with common stock       764,696     242,554         2,928,248
    Loss (Gain) on sale and disposal
      of assets                                 -           -          (878,048)
    Gains on extinguishment of debt             0    (775,211))
    Write-offs and impairments            200,561     329,417         4,206,557
    (Increase) Decrease in accounts
      receivable - other
    (Increase) Decrease in accrued
      interest receivable                       -     (25,435)                -
    (Increase) Decrease in notes
      receivable - related party           28,194           -                 -
    (Increase) Decrease in notes
      receivable -other                         -      10,353                 -
    (Increase) Decrease in other assets

    Increase (Decrease) in accounts
      payable                              30,000      (9,542)                -
    Increase (Decrease) in a
      accrued expenses                    189,791     195,190           978,369
    Increase (Decrease) in
      unearned revenue                          -           -                 -


Net cash used for operating activities   (136,549)    (77,705)         (605,816)
                                         ---------    --------         ---------

Cash flows from investing activities:
(Purchases) Sales of assets               (42,020)          -           605,861
                                         ---------    --------         --------
Net cash used for investing activities   $(42,020)     $    -      $    605,861
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

13. Net income for 2003 has been adjusted to correct an error, The Company had recognized a gain on extinguishment of $808,508 as a resurlt of its settlement of accrued officers salaries in exchange for warrants with its principal

     This adjustment resulted in a decrease in net income for 2003 of $808,508 and an increase to additional paid in capital of $808,508.

     Net income for 2003 has been adjusted to correct an error. The Company had recognized a gain of extinguishment of $200,877 as a result of its settlement of a contract to deliver silica ore. This adjustment resulted in a decrease in net income for 2003 of $200,877 and an increase to additional paid in capital of $200,877.

14.  ACQUISITIONS IN PROGRESS

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