Form 10-Q
period 2006-04-30
IMPERIAL PETROLEUM INC
filed 2006-06-14
CIK 355356

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-09923

IMPERIAL PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3386019
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

329 Main Street, Suite 801 Evansville, Indiana	47708
(Zip Code)

Registrant’s telephone number,

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

On April 30, 2006, there were 43,464,505 shares of the Registrant’s common stock issued and outstanding.

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended April 30, 2006

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of July 31, 2005 and April 30, 2006	3

Consolidated Statements of Operations for the three months ended and nine months ended April 30, 2006 and 2005	4

Consolidated Statements of Cash Flows for the nine months ended April 30, 2006 and 2005	5

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	20

PART II - OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and Item 5. Other Information are not applicable	21-22

Item 6. Exhibits	22

SIGNATURES	23

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPERIAL PETROLEUM, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	30-Apr-06	31-Jul-05
ASSETS
Current Assets
Cash and Cash Equivalents	$104,433	$52,230
Accounts Receivable	344,504	762,044
Other current assets	0	0

Total current assets	448,937	814,274
Property, Plant and Equipment
Mining Claims, options & development costs	41,760	41,760
Oil and gas properties (full cost method)	18,611,584	16,768,101
Acquisition in Progress	0	0

	18,611,584	16,768,101
Less: Accumulated DD&A	(1,989,612)	(1,389,010)

Net property, plant and equipment	16,663,732	15,420,851
Other Assets:
Deposits	0	0
Investments	41,606	36,506
Deferred financing expenses-net	351,312	810,648

Total other assets	390,918	847,154
TOTAL ASSETS	$17,505,587	$17,082,279

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$1,940,106	$1,448,630
Accrued expenses	400,554	440,439
Notes payable-current position	113,862	356,350
Note payable-related parties	605,083	606,083
Deposits from customers	2,000	100,562
Other current liabilities	500,000	0
Line of credit	17,926,793	0

Total current liabilities	21,488,398	2,952,064
Asset Retirement Obligation	253,122	238,166
Long Term Liabilities
Notes Payable	0	650,000
Line of Credit	0	15,440,811
Deferred Income Taxes	0	0

Total non-current liabilities	0	16,090,811
Stockholder’s Equity
Common stock	260,787	260,787
Additional paid-in capital	9,956,986	9,786,806
Retained earnings	(13,746,402)	(11,539,051)
Treasury stock	(707,304)	(707,304)

Total stockholder’s equity	(4,235,933)	(2,198,762)

Total Liabilities and Stockholder’s Equity	$17,505,587	$17,082,279

See Notes to Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Nine Months Ending
	04/30/06	04/30/05	04/30/06	04/30/06
Revenue and other income
Oil and gas revenue	$818,617	$660,125	$2,887,686	$2,099,485
Total operating income	$818,617	$660,125	$2,887,686	$2,099,485
Costs and Expenses:
Production costs and taxes	$576,715	$356,886	$1,214,332	$1,094,834
Mining operating expense	0	0	1,923	0
General and administrative	132,757	177,091	410,849	399,219
Depreciation, depletion and amort.	176,735	82,946	600,603	278,850
Total costs and expenses	886,207	616,923	2,227,707	1,772,803
Net (loss) from operations	(67,590)	43,202	659,979	326,682
Other income and (expense)
Interest expense	(642,697)	(551,471)	(1,857,994)	(1,582,608)
Interest income	0	6,713	0	9,443
Amortization of loan fees	(153,112)	(148,389)	(459,336)	(390,166)
Management fees	0	0	0	0
Other income (expense)	0	0	(550,000)	0
Gain (loss) on sale of assets	0	0	0	0
Total other income/(expense)	(795,809)	(693,147)	(2,867,330)	(1,963,331)
Net loss before income taxes	(863,399)	(649,945)	(2,207,351)	(1,636,649)
Provision for income taxes
Current	0	0	0	0
Deferred	0	0	0	0
Total benefit from income taxes	0	0	0	0
Net loss	$(863,399)	$(649,945)	$(2,207,351)	$(1,636,649)
Net loss per share	(0.019)	(0.015)	(0.05)	(0.039)
Weighted average shares outstanding	43,464,505	42,964,505	43,464,505	41,873,103

See Notes to Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending
	04/30/06	04/30/05
Operating activities:
Net loss	(2,207,351)	(1,636,649)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	600,602	669,016
Expenses paid with common stock	0	0
Loss (gain) on sale and disposal of assets	0	0
Write-offs and impairments	0	0
Change in accounts receivable	417,540	(252,208)
Change in accrued interest receivable	0	0
Change in other assets	0	0
Change in accounts payable	491,476	272,995
Change in accrued expenses	(39,885)	(194,018)
Change in deposits from customers	(102,562)	118,062
Net cash provided by (used in) operating activities	(840,180)	(1,022,802)
Investing activities:
Oil and gas properties	(1,828,527)	(1,367,226)
Mining properties	(5,100)	0
Proceeds from notes receivable-related party	0	0
Proceeds from notes receivable-other	0	0
Proceeds from certificates of deposit	0	322,770
Proceeds of sale of assets	0	0
Net cash provided by (used in) investing activities	(1,828,527)	(1,044,459)
Financing activities:
Proceeds from line of credit	2,756,654	2,346,051
Fees due lender	500,000	0
Payments on notes payable	(242,488)	(311,120)
Payments from notes payable-related party	0	58,032
Payments on notes payable-related party	1,000	0
Payments of deferred financing costs	(459,336)	(359,998)
Proceeds from issuance of stock	170,180	391,827
Net cash provided by (used in) financing activities	2,726,010	2,124,792
Net change in cash and cash equivalents	52,203	57,531
Total current assets	448,937	814,274
Property, Plant and Equipment
Mining Claims, options & development costs	41,760	41,760
Oil and gas properties (full cost method)	18,611,584	16,768,101
Acquisition in Progress	0	0

	18,611,584	16,768,101
Less: Accumulated DD&A	(1,989,612)	(1,389,010)

Net property, plant and equipment	16,663,732	15,420,851
Other Assets:
Deposits	0	0
Investments	41,606	36,506
Deferred financing expenses-net	351,312	810,648

Total other assets	390,918	847,154
TOTAL ASSETS	$17,505,587	$17,082,279

See Notes to Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending
	04/30/06	04/30/05
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$1,940,106	$1,448,630
Accrued expenses	400,554	440,439
Notes payable-current position	113,862	356,350
Note payable-related parties	605,083	606,083
Deposits from customers	2,000	100,562
Other current liabilities	500,000	0
Long Term Debt due One Year	17,926,793	0

Total current liabilities	21,488,398	2,952,064
Asset Retirement Obligation	253,122	238,166
Long Term Liabilities
Notes Payable	0	650,000
Line of Credit	0	15,440,811
Deferred Income Taxes	0	0

Total non-current liabilities	0	16,090,811
Stockholder’s Equity
Common stock	260,787	260,787
Additional paid-in capital	9,956,986	9,786,806
Retained earnings	(13,746,402)	(11,539,051)
Treasury stock	(707,304)	(707,304)

Total stockholder’s equity	(4,235,933)	(2,198,762)

Total Liabilities and Stockholder’s Equity	$17,505,587	$17,082,279

Cash and cash equivalents, beginning of period	52,230	102,003
Cash and cash equivalents, end of period	104,433	159,534
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	7,697	32,339
Income taxes	0	0
Supplemental schedule of non-cash investing and financing activities
Stock issued for fixed assets	0	128,361
Stock issued for services	0	28,800
Stock issued for investment	0	0
Impairments and write-offs	0	0
Stock issued to extinguish debt	0	0
Stock issued to extinguish accrued expenses	0	0
Total	0	157,161

See Notes to Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1) GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 2006. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 31, 2005.

Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries: Ridgepointe Mining Company, a Delaware corporation (“Ridgepointe”), I.B. Energy, Inc., an Oklahoma corporation (“I.B. Energy”), Premier Operating Company, a Texas corporation (“Premier”), LaTex Resources International, a Delaware corporation (“LRI”), Phoenix Metals, Inc., a Texas corporation (“Phoenix”) and Powder River Basin Gas Corp, a Colorado corporation (“Powder River”). Premier and IB Energy were sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. The operations of LRI ceased in 1997 with the expiration of its remaining foreign activities. Phoenix has conducted limited activities since 1997 as Imperial Environmental Company, although it has not officially changed its name. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City Petroleum, Inc. (“Oil City”), an Oklahoma corporation effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company owned approximately 36% of the common stock of Warrior Resources, Inc., (“Warrior”) an Oklahoma corporation, until November 2004 and now owns about 8.3% and carries its ownership under the equity method.

The April 30, 2006 and 2005 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe, Premier, I. B. Energy, LRI, and Imperial Environmental Company (formerly Phoenix Metals, Inc.) and its proportionate share of the assets, liabilities, revenues and expenses of Powder River, for which the company was the majority owner for the year ended July 31, 2003. The Company sold its controlling interest in Powder River during fiscal 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

Description of Business and Basis of Presentation

Imperial Petroleum, Inc., a Nevada corporation (the “Company”), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas and had diversified its business activities to include mineral mining, with a particular emphasis on gold mining.

On April 30, 2006, the Company operated 134 oil and gas wells in Texas, New Mexico, Louisiana and Mississippi and owned an interest in an additional approximately 280 wells operated by others. Net daily production from the Company’s oil and gas properties averaged approximately 84 Bopd and 615 Mcfpd during the quarter ended April 30, 2006. The Company acquired an additional 24 wells in Kentucky and will become the operator of each of these wells when its leasing and bonding process is complete. The Company’s estimated net proven oil and gas reserves as of July 31, 2005 were 823 MBO and 11,541

MMCFG. No proven reserves are included for the Kentucky properties. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.

Historical Background

The Company was incorporated on January 16, 1981 and is the surviving member of a merger between itself, Imperial Petroleum, Inc., a Utah corporation incorporated on June 4, 1979 (“ Imperial-Utah”), and Calico Exploration Corp., a Utah corporation incorporated on September 27, 1979 (“Calico”). he Company was reorganized under a Reorganization Agreement and Plan and Article of Merger dated August 31, 1981 resulting in the Company being domiciled in Nevada. On August 11, 1982, Petro Minerals Technology, Inc. (“Petro”), a 94%-owned subsidiary of Commercial Technology Inc. (“Comtec”) acquired 58% of the Company’s common stock. Petro assigned to the Company its interests in two producing oil and gas properties in consideration for 5,000,000 shares of previously authorized but unissued shares of common stock of the Company and for a $500,000 line of credit to develop these properties. Petro has since undergone a corporate reorganization and is now known as Petro Imperial Corporation. On August 1, 1988 in an assumption of assets and liabilities agreement, 58% of the Company’s common stock was acquired from Petro by Glauber Management Co., a Texas corporation (“Glauber Management”) a 100%-owned subsidiary of Glauber Valve Co., Inc., a Nebraska corporation (“Glauber Valve”)

Change of Control. Pursuant to an Agreement to Exchange Stock and Plan of Reorganization dated August 27, 1993 (the “Stock Exchange Agreement”), as amended by that certain First Amendment to Agreement to Exchange Stock and Plan of Reorganization dated as of August 27, 1993, (collectively referred to as the “First Amendment”), between the Company, Glauber Management Company, Glauber Valve , Jeffrey T. Wilson, James G. Borem and those persons listed on Exhibit A attached to the First Amendment (the “Ridgepointe Stockholders”). The Ridgepointe Stockholders agreed to exchange a total of 12,560,730 shares of the common stock of Ridgepointe, representing 100% of the issued and outstanding common stock of Ridgepointe, for a total of 12,560,730 newly issued shares of the Company’s common stock, representing 59.59% of the Company’s resulting issued and outstanding common stock. Under the terms of the Stock Exchange Agreement, (i) Mr. Wilson exchanged 5,200,000 shares of Ridgepointe common stock for 5,200,000 shares of the Company’s common stock representing 24.67% of the Company’s issued and outstanding common stock, (ii) Mr. Borem exchanged 1,500,000 shares of Ridgepointe common stock for 1,500,000 shares of the Company’s common stock representing 7.12% of the Company’s issued and outstanding common stock, and (iii) the remaining Ridgepointe Stockholders in the aggregate exchanged 5,860,730 shares of Ridgepointe common stock for 5,860,730 of the Company’s issued and outstanding common stock, representing, in the aggregate, 27.81% of the Company’s issued and outstanding common stock. The one for-one ratio of the number of shares of the Company’s common stock exchanged for each share of Ridgepointe common stock was determined through arms length negotiations between the Company and Messrs. Wilson and Borem. The Ridgepointe exchange transaction was closed on August 27, 1993. As a result, Ridgepointe is now a wholly, owned subsidiary of the Company. At the time of acquisition, Ridgepointe was engaged in the development of a copper ore mining operation in Yavapai County, Arizona and, through its wholly owned subsidiary, I.B. Energy, in the exploration for and production of oil and gas in the Mid-continent and Gulf Coast regions of the United States.

In connection with the closing of the Ridgepointe exchange transaction, each member of the Board of Directors of the Company resigned and Messrs. Wilson, Borem and Dewitt C. Shreve were elected Directors of the Company. In addition, each officer of the Company resigned and the Company’s new Board of Directors elected Mr. Wilson as Chairman of the Board of Directors, President and Chief Executive Officer, Mr. Borem as Vice President and Cynthia A. Helms as Secretary of the Company. Ms. Helms subsequently resigned and Kathryn H. Shepherd was elected Secretary. Mr. Borem, Mr. Shreve and Ms. Shepherd subsequently resigned and Mr. Malcolm W. Henley and Mrs. Stacey D. Smethers were elected to the Board of Directors. The Board of Directors further authorized the move of the Company’s principal executive offices from Dallas, Texas, to its current offices in Evansville, Indiana. As a condition to closing the Ridgepointe exchange transaction, the Company received and canceled 7,232,500 shares of the Company’s common stock from the Company’s former partner, Glauber Management, and 100,000 shares of the common stock of Tech-Electro Technologies, Inc., from an affiliate of Glauber Management and Glauber Valve. In addition, pursuant to the terms of the First Amendment, Glauber Management or Glauber Valve, or their affiliates, were to transfer to the Company 75,000 shares of common stock of Wexford Technology, Inc. (formerly Chelsea Street Financial Holding Corp.) no later than October 31, 1993 — such transfer subsequently occurred.

On August 15, 2001, Mr. Henley and Mrs. Smethers resigned their positions as directors of the Company to pursue other interests. Their vacancies have been filled with Mrs. Annalee C. Wilson and Mr. Aaron M. Wilson, both family members of the Company’s President and Chairman, until new directors are elected at the next shareholder’s meeting.

On October 31, 2001, the Company and Rx Power, Inc, a California corporation (“Rx Power”), signed a non-binding letter of intent wherein the two companies would form a Special Purpose Vehicle (“SPV”) for the purpose of obtaining financing for the installation of Rx Power’s proprietary electric generator units. The Company was to contribute stock, cash or financing up to the amount of $2,000,000 in five phases for a 45% interest in the cash flow from the SPV and Rx Power was to contribute its existing contracts and future marketing efforts to the SPV for a 45% interest in the SPV. The project was to be managed by a third party, subject to certain limitations imposed by both companies. The parties signed a definitive agreement in February 2002 for the consummation of the transaction. Based upon the use of proprietary electronic components and technological advances in the generation of electricity using natural gas, the electricity generator units being developed by Rx Power offer cost savings to customers of up to 25% from their present electricity source. The primary target market for these units, initially, is California. Rx Power is still completing the testing and development of its initial commercial unit. As a result no activity occurred in the SPV during this fiscal year. As a result of the continued inability of Rx Power to provide a suitable unit for demonstration, the Company does not expect the venture to proceed.

On February 13, 2002, the Company entered into and closed the acquisition of 29,484,572 shares of the common stock of Warrior Resources, Inc. (“Warrior”) (formerly Comanche Energy, Inc.), representing approximately 30.8% of the issued and outstanding shares of Warrior in connection with an Exchange Agreement between the Company and the management of Warrior, Messrs. Luther Henderson and John Bailey. In connection with the Exchange Agreement, the Company issued 2,266,457 shares of its restricted common stock to Mr. Henderson, representing 12.9 % of the issued and outstanding shares of Company in exchange for 22,664,572 shares of the common stock of Warrior and 682,000 shares of its restricted common stock to Mr. Bailey, representing 3.9% of the issued and outstanding shares of the Company in exchange for 6,820,000 shares of the common stock of Warrior. Mr. Bailey and Mr. Henderson resigned as officers and directors of Warrior and Mr. Wilson, President and Chairman of the Company, was appointed President and sole Director of Warrior. Simultaneously with the closing of the Exchange Agreement with Messrs. Henderson and Bailey and the change of control of Warrior, the Company entered into an Agreement and Plan of Merger, subject to certain conditions, to offer to acquire the remaining issued and outstanding capital stock of Warrior through a subsequent offering to be registered with the Securities & Exchange Commission (the “SEC”). The terms of the proposed exchange of shares with the remaining shareholders of Warrior was on the basis of one share of the Company’s common stock in exchange for ten shares of Warrior common stock. Completion of the Agreement and Plan of Merger was subject to a number of conditions, including the completion of audited financials for Warrior, approval of the Warrior stockholders, the filing and effectiveness of a registration statement by the Company for the shares to be offered, the satisfactory completion of due diligence and other customary closing conditions. Due to breaches of the agreements by the former management of Warrior, the Company terminated the proposed merger in August 2002. As a result of the termination of the merger agreement, the Company had the right to receive $200,000 or an equivalent value in shares of Warrior valued at $0.02 per share.

On July 15, 2003, the Company and Warrior signed an Agreement wherein the Company would (1) acquire the assets and certain liabilities of Warrior and its subsidiaries in exchange for payment or assumption of the Warrior senior bank debt in the approximate amount of $3.65 million; (2) extinguishment of the note payable from Warrior to the Company in the amount of $1.7 million; (3) assumption of certain trade vendor liabilities in the approximate amount of $0.58 million and the issuance to Warrior of 2 million shares of the Company’s common stock. Closing of the transaction was subject to, among other things, approval of Warrior’s shareholders, which was received on August 29, 2003. The Company closed the Warrior asset acquisition in January 2004 (See Form 8 K filed January 29, 2004).

In April 2003, the Company agreed to acquire certain oil and natural gas interests owned by Renovared Resources, Inc. (“Renovared”) located in Kentucky for $30,000. The properties comprise interests in approximately 44 wells and a pipeline and gathering system located in the New Albany Shale Gas play. The Company completed the Renovared acquisition in December 2004.

In May 2003, the Company acquired approximately 54% control of the stock of Powder River in an Exchange Agreement (the “Powder River Exchange Agreement”) with the former management and control shareholders of Powder River (See Form 8 K dated May 2003). The Company issued a total of 2.65 million shares of its restricted common stock and a note payable in the amount of $200,000 in the transaction. As a result of the Powder River Exchange Agreement, Powder River became a consolidated subsidiary of the Company. Powder River owns some 7,000 net acres of leases in the Powder River Basin coal bed methane gas play in Wyoming. In October 2003 the Company entered into a letter of understanding and a subsequent stock sale agreement to sell 23,885,000 of the 25,385,000 Powder River commons stock shares the Company then owned. Under the terms of the sale, the Company received $175,000 in cash (less broker’s fees of 10%); a secured note in the amount of $47,884.47; and a 12.5% carried working interest in the development of the leases owned by Powder River. The purchaser is required to purchase the convertible notes of Powder River in the approximate amount of $315,000 and to commit a minimum of $750,000 to the development of the leases owned by Powder River. The Powder River sale was closed December 17, 2003 (See Form 8 K filed December 29, 2003 and amended Form 8 K filed February 23, 2004 with financial information).

On July 7, 2003, the Company agreed to acquire the assets of Hillside Oil & Gas LLC (“Hillside”). The transaction was closed on January 16, 2004. Under the terms of the agreement and amendments thereto, the Company acquired the oil and gas properties of Hillside for (1) the payment of its senior debt of approximately $4.6 million; (2) the assumption of an equipment note payable of $0.3 million; (3) the payment of certain obligations of Hillside at closing of $168,000; (4) the assumption of approximately $348,000 in accounts payable of Hillside and (5) issuance of a note payable to Hillside in the amount of $324,000 and secured by 1 million shares of the Company’s common stock. Hillside operated some 113 wells in Texas, New Mexico and Louisiana and as a result of the transaction, operations were assumed by the Company (See Form 8 K filed January 29, 2004).

In October 2003 the Company sold 2,000,000 shares of restricted common stock to RAB Special Situations, LP for $200,000 and a common stock purchase warrant in the amount of 2,000,000 shares exercisable at $0.12 per share. Demand rights were granted in connection with the issuance. The term of the warrant was one year. The warrant was subsequently exercised in October 2004. The proceeds of the sale were used to fund the ongoing expense of the acquisition effort of the Company and for working capital purposes.

Also in October 2003 the Company retired the note payable of $200,000 which had resulted from the acquisition of Powder River with the issuance of 2,000,000 shares of restricted common stock and a common stock purchase warrant in the amount of 2,000,000 shares at an exercise price of $0.14 per share. Demand rights were granted with the issuance. The term of the warrant was one year and expired without being exercised.

On January 16, 2004, the Company completed the above-mentioned acquisitions of the assets of Hillside and Warrior for a total consideration of approximately $12.6 million including broker and financing fees. As a result of the closing, the Company incurred long-term debt in the amount of approximately $11.0 million, including approximately $0.25 million in working capital and $0.6 million in capital available for workovers. The total debt facility is an $18.65 million revolving loan (the “Revolving Loan” or “Senior Debt”) and is based upon a periodic evaluation of the Company’s reserves by the lender (See Form 8 K dated January 29, 2004.). (Refer to Capital Resources and Liquidity on page 18 for additional details about the terms of the debt financing.)

The Revolving Loan consists of $18.0 million as a revolving line of credit (the “Revolving Line of Credit”) that is secured by a first mortgage on all of the Company’s assets and $0.65 million that is secured by a second mortgage on all of the Company’s assets (the “Subordinated Loan”).

In May 2004, the Company completed the acquisition of a 16% non-operated working interest in the Coquille Bay Field of south Louisiana from Royal T Oil Company, Inc. (“Royal-T”) for $800,000 which was funded out of additional borrowings from the Revolving Line of Credit. The properties are located in Plaquemines Parish, Louisiana. The Company acquired the remaining interests owned by Royal T and became the operator of the project during that quarter. The Company’s interest in the project increased to a 22% working interest. As a result of non-consent operations under the Joint Operating Agreement, the Company now controls some 40% of the project.

In June 2004, the Company completed the purchase of the rights to 31 wells and associated leases in Guadalupe County, Texas, for the development of proved behind pipe reserves of approximately 300,000 bbls. from Caltex Operating Company and Apache Energy. The proposed formation is the Pecan Gap at 1900 feet and has been logged and cored in most of the wells on the leases. The Company issued a total of 1.375 million shares of its restricted common stock in connection with the acquisition and closing fees. The Company has not completed any workovers on the wells to date and has not taken over operations of any of the wells.

In November 2004, the Company completed the change of control of Warrior to Universal Wireline Equipment LLC, a company based in Tulsa, Oklahoma. The Company retained 5 million shares of its previously owned Warrior common stock in connection with the change of control and received 720,000 shares of the Company’s common stock which was previously held by Warrior. With the change of control, the Company sold certain rights to its Duke Gold Mine and received an additional 5 million shares of Warrior common stock and retained a 5% net smelter royalty in any proceeds from mining and processing of the Duke Mine claims in the future. Subsequent to closing, Warrior advised the Company that it would be unable to fulfill the obligations relating to the Duke Mine acquisition and the Company received a re-assignment of the mining claims and retained the shares of Warrior stock as liquidated damages, effectively un-winding the transaction.

In January 2005, the Company acquired operations from Royal T in the Coquille Bay field of Louisiana and agreed to acquire certain interests owned by Royal T resulting in an additional 6.05% working interest and 10.235% net revenue interest. The Company issued 891,402 shares of its restricted common stock and agreed to utilize Mr. Red Reeves, the President of Royal T, as an operations consultant for the field for a period of 12 months at a cost of $6,000 per month. The transaction was closed in April, 2005.

In May 2005, the Company agreed to acquire an interest in the Bastian Bay S/L 1652 #1 well for a commitment to perform a workover on the well to restore production. The Company controls 82% working interest in the well. No out-of-pocket consideration was paid for the rights to the well.

On November 30, 2005, the Company signed a Forbearance Agreement and Amendment Number Three to Consolidate Amended and Restated Credit Agreement (it amends the Revolving Loan) with its senior lender (the “Forbearance Agreement”) (See Form 8 K dated December 5, 2005). On December 8, 2005, in connection with the Forbearance Agreement, the Company engaged a financial advisor to assist the Company in the restructuring of its Senior Debt (the “Restructuring Transaction”). A subsequent agreement signed by the Company and its senior lender in February 2006 has extended the date for completion of a Restructuring Transaction until April 30, 2006 (See Form 8 K dated February 23, 2006). There is an informal extension to the April 30, 2006 date for completion of the Restructuring Transaction and, if necessary, the Company will seek more formal approval to extend the date in which to complete the Restructuring Transaction. (Refer to Capital Resources and Liquidity on page 18 for more details about the terms of the debt financing.)

Subsequent Events:

On May 1, 2006, the Company signed a Purchase and Sales Agreement with Whittier Energy Corporation and Premier Natural Resources, LLC (the “Buyer”) under which the Company will sell 151 oil and gas properties located within the States of Louisiana, New Mexico, Texas and Mississippi to a collective Buyer for the anticipated sales price of $15.4 million in cash (the “Purchase and Sale Transaction”). The Purchase and Sale Transaction is being conducted so as to, among other things, facilitate the Restructuring Transaction. The completion of the Purchase and Sale Transaction requires the approval of the Company’s stockholders and will be voted upon at the Company’s next Annual Meeting which is scheduled to be held in July 2006. The sales price may be subject to normal and customary adjustments as set forth in the Purchase and Sale Agreement governing the sale, including up to a 15.00% reduction in the purchase price for any title defects or environmental issues regarding the oil and gas properties to be sold, and as further discussed below. The Purchase and Sale Agreement also requires that 10% of the purchase price, or $1.54 million, will be held back in an interest-bearing escrow account for a period of at least three (3) months following closing to provide an extended period of time for title review and post-closing adjustments, if any. Should the adjustments become material; the parties have reserved certain rights to cancel the transaction. The parties have made customary representations, warranties and covenants to each other and the transaction is subject to certain closing conditions. Closing regarding the Purchase and Sale Agreement is anticipated to be prior to the Company’s year-end on July 31, 2006.

The purpose of the Purchase and Sale Transaction is to generate cash and thereby substantially reduce the Senior Debt of the Company by $15.4 million (less any required adjustments, including up to a 15.00% reduction in the purchase price for any title defects or environmental issues regarding the oil and gas properties to be sold). Sums being escrowed as stated above may not be immediately available to reduce the Senior Debt. In addition to reducing the Senior Debt, the purpose of the Purchase and Sale Transaction is to comply with the terms of the Forbearance Agreement.

The Company will continue to operate following the closing of the Purchase and Sale Agreement. Upon closing and completion of the sale, the Company will maintain its operations in South Louisiana and South Texas properties and the Company will retain ownership of its royalty package comprised of approximately 280 additional oil and gas properties. The Company will also retain its ‘workover rig’ located in West Texas and will utilize the equipment associated with its ‘workover rig’ as a contractor to third party customers.

It is the Company’s intention, post-closing of the Purchase and Sale Agreement, to further retire debt and fund its on-going acquisition and capital expenditure budget by an infusion of additional capital funding. In connection therewith, the Company has engaged a recognized investment banking firm to assist the Company in examining alternatives to further that effort. The investment banker, Empire Financial Group, Inc, has been commissioned to study the advantages to the Company of various forms of capitalization, including the use of convertible debt, subject to approval of the Board and, to the extent required, the Company.

(2) ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10 Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring items) considered necessary for a fair presentation have been included.

(3) NOTES PAYABLE

The Company in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders. In addition to the private notes, the Company has the following note obligations: (1) a term loan from a bank in the name of Hillside Oil & Gas for which the Company makes the monthly payments in connection with its purchase of a workover rig from Hillside; and (2) the Revolving Loan comprised of the Secured Line of Credit with its senior lender and the Subordinated Loan with a bank in connection with the financing arranged for the purchase of the assets of Hillside and Warrior, each of which is also discussed above on page 12 and below on page 18 under the section entitled Capital Liquidity and Resources. As of April 30, 2006, the Company had a total of 3 notes payable to individuals and private companies totaling $0.79 million, in principal, of which $0.61 million was with the Company’s Chairman and President, Mr. Wilson. A total of $0.6 million of the remaining notes resulted from the agreement to purchase the Hillside workover rig. The Company settled the remaining balance of the Hillside note, approximately $0.21 million during the quarter ended October 31, 2005 for restricted common stock.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

In the interest of providing the Company’s stockholders and potential investors with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q and the documents incorporated by reference relate to management’s future plans and objectives. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Although any forward looking statements contained in this Form 10-Q or otherwise expressed on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove to come true and to come to pass, management is not able to predict the future with absolute certainty. Forward looking statements involve known and unknown risks and uncertainties which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of commodity prices, changes in interest rates and capital market conditions, competition, risks inherent in the Company’s operations, the inexact nature of interpretation of seismic and other geological, geophysical, petro-physical and geo-chemical data, the imprecise nature of estimating reserves, events that deprive the Company of the services of its Chairman of the Board, Chief Executive Officer and largest shareholder, and such other risks and uncertainties as described from time to time in the Company’s periodic reports and filings with the Securities and Exchange Commission. Accordingly stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted. The Company does not intend to update forward-looking statements. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Development of its oil and natural gas leases will subject the Company’s revenues to the fluctuations inherent in the energy business for the last several years. Crude oil and natural gas prices have reached record highs during the last several months and expectations are that prices in the future for these commodities will remain above prior levels. Current crude oil prices as posted on the New York Mercantile Exchange (NYMEX) are in the $70.00 per barrel range as a result of concerns over supply disruptions while natural gas prices reached highs of $12.00 per MMBTU but have retreated to approximately $6.50 per MMBTU at present. The Company expects energy prices to continue to be volatile in the future, particularly in light of continued terrorist activities in the Middle East and elsewhere and the continued strong demand for petroleum products as the economies of the world maintain strong growth patterns. The Company had previously entered into hedging contracts with respect to a portion of its oil and gas production to minimize any significant downward energy price adjustments, however at the present time, the Company does not have any hedge agreements in place. The Company is also continuing to review additional hedging opportunities for its production in view of the substantially increased prices available today.

Three months ended April 30, 2006 compared to Quarter ended April 30, 2005.

Revenues for the three months ending April 30, 2006 were $818,617 compared to revenues of $660,125 for the comparable quarter ended April 30, 2005 and represent a 24% increase over the prior year period despite a 17% decrease in sales volumes. Revenues reflect the impact of increased oil and gas prices during the most recent quarter compared to the prior period. Revenues reflect no contribution from sales of oil and gas for the Coquille Bay field due to Hurricane Katrina (early August, 2005) causing such fields to cease production. The Company expects revenues to increase dramatically when the Coquille Bay field is returned to production.

Oil and gas production operating expenses were $576,715 for the quarter ended April 30, 2006 compared to $356,886 for the quarter ended April 30, 2005 and represent lease operating expenses from oil and gas interests owned by the Company. Operating expenses for the most recent quarter reflect increased expenses due to operations in South Louisiana as we work to return our Bastian Bay and Coquille Bay fields to operation. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to increase as operations and production on the Coquille Bay field resume.

General and administrative costs were $132,757 for the three months ending April 30, 2006 compared to $177,091 for the same period a year earlier and primarily reflects the level activity of the Company as a result of its recent acquisitions. G&A should continue to increase as the Company adds additional staff. Net interest expense for the quarter were $642,697 in 2006 compared to $551,471 for the same period in 2005 and reflects the higher borrowings by the Company as a result of its acquisitions and operations.

Interest expenses will continue to increase as the Company continues to acquire assets with debt financing and continues its workover program to improve production.

The Company had an after-tax net loss of $863,399 ($0.019 per share) for the quarter ended April 30, 2006 compared to a net loss of $649,945 ($0.015 per share) for the comparable quarter a year earlier. The increase in net loss is primarily attributable to the increase in costs due to South Louisiana operations. Cash used in operations was $825,224 for the quarter ending April 30, 2006 primarily from additional borrowings and cash flow from the properties. The Company expects its net loss to increase until it completes its workover efforts and re-finances its high interest rate debt.

Nine months ended April 30, 2006 compared to Nine Months ended April 30, 2005.

Revenues for the nine months ending April 30, 2006 were $2,887,686 compared to revenues of $2,099,485 for the comparable period ended April 30, 2005 and represent a 38% increase over the prior year period despite a 14% decrease in sales volumes. Revenues reflect the impact of increased oil and gas prices during the most recent period compared to the prior period. Revenues for the period ended April 30, 2006 reflect no contribution from sales of oil and gas for the Coquille Bay field, while the prior period included initial sales volumes of natural gas from the field. The Company expects revenues to increase dramatically when the Coquille Bay field is returned to production.

Oil and gas production operating expenses were $1,214,332 for the nine months ended April 30, 2006 compared to $1,094,834 for the nine months ended April 30, 2005 and represent an 11% increase in expenses in the most recent period as a result of the work being conducted at Coquille Bay. No significant expenses were incurred during either period on the Duke gold mine. Operating expenses are expected to increase as operations and production on the Coquille Bay field resume.

General and administrative costs were $410,849 for the nine months ending April 30, 2006 compared to $399,119 for the same period a year earlier and primarily reflects the level activity of the Company as a result of its recent acquisitions. The current period reflects additional expenses incurred for reserve engineering, accounting fees and additional administrative fees incurred as a result of the Forbearance Agreement, the Restructuring Transaction and the Purchase and Sale Transaction (see discussion on page 12 - 13). General and administrative costs should continue to increase as the Company adds additional staff. Net interest expense for the nine months were $1,857,994 in 2006 compared to $1,582,608 for the same period in 2005 and reflects the higher borrowings by the Company as a result of its acquisitions and operations. Interest expenses will continue to increase as the Company continues to acquire assets with debt financing and continues its workover program to improve production.

The Company had an after-tax net loss of $2,207,351 ($0.05 per share) for the nine months ended April 30, 2006 compared to a net loss of $1,636,649 ($0.039 per share) for the comparable period a year earlier. The increase in net loss is primarily attributable to the fees booked in association with the Forbearance Agreement of $550,000. Cash used in operations was $1,022,802 for the nine months ending January 31, 2006 primarily from additional borrowings and cash flow from the properties. The Company expects its net loss to increase until it completes its workover efforts and reduces its high interest rate debt with the sale of properties.

FINANCIAL CONDITION

Capital Resources and Liquidity

Because of the closing of the Company’s asset acquisitions, the Company’s capital requirements relate primarily to the workover operations on its oil and gas properties to increase production. The Company has a great deal of flexibility in the timing and amount of these expenditures. Workover expenditures for the most recent quarter totaled $803,474 which was funded from borrowings under the Company’s credit facility, increases in trade payables and out of cash flow generated by the properties. Workover expenses have increased significantly as a result of the assumption of operations at Coquille Bay and the increase of the Company’s interests from 22% working interest to 40% working interest under the non-consent provisions of the operating agreement. Repair work as a result of Hurricane Katrina is underway in an effort to return the field to production. Workover efforts on the Bastian Bay field were also completed during the quarter and production began in late April, 2006.

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

As a result of the Hillside and Warrior acquisitions, the Company completed the Revolving Loan (see discussion on page 12), of which approximately $11 million was required at closing, including approximately $250,000 in working capital and $600,000 in development capital for workovers. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. Under monthly calculations of the Borrowing Base, adjusted for production and prices, the calculated Borrowing Base as of April 30, 2006 was approximately $20 million. The Borrowing Base decreased from prior periods as a result of a new engineering report that was completed, which became the new base reserve report used in the calculation of the Borrowing Base. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for April 2006 was 15.50%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets.

As of April 30, 2006, the Company was operating under a Forbearance Agreement with its senior lender to provide the Company sufficient time to re-finance its Revolving Loan or to raise equity (also see discussion on page 13). The term of the Forbearance Agreement, as a result of a subsequent agreement, was through April 30, 2006, and provided that the Company complete a restructuring of its financing prior to that time. There is an informal extension to the April 30, 2006 date for completion of the

Restructuring Transaction and, if necessary, the Company will seek more formal approval to extend the date in which to complete the Restructuring Transaction. In connection with the Forbearance Agreement the Company retained a financial advisor to assist in its efforts to restructure the Company’s Revolving Loan (on page 13 defined as the Restructuring Transaction). On May 1, 2006, the Company signed the Purchase and Sale Agreement (also see discussion on page 13) to sell certain assets and retire approximately $15.4 million of its Senior Debt, subject to adjustments for title, etc. Closing of the Purchase and Sale Transaction, which is subject to shareholder approval, is scheduled for July, 2006. In connection with the Revolving Loan, the Company is also completing a subordinated financing of approximately $650,000 with a bank. The terms of the subordinated financing are a term of 4 years from the closing date (January 15, 2004) and an interest rate of 4% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the subordinated debt only after payment of the Revolving Loan.

The timing of expenditures for the Company’s oil and natural gas and mining activities are generally distributed over several months. The Company has no immediate plans to spend any capital on the Duke Mine during the present fiscal year. The Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining companies to develop the Duke Mine. In that regard, the Company recently engaged an investment banking firm to raise $12 million through the placement of a convertible debenture. The proposed convertible debenture will have a conversion price at a 20% discount to market or a floor price of $0.40 per share and a coupon rate of 9%. The completion of the financing will be subject to completion of the sale of assets to reduce debt as previously discussed and the approval of the shareholders of a proposed four for one reverse split of the Company’s common stock. There can be no assurance that the Company will be successful in its efforts to locate outside capital and as a result the level of the Company’s mining activities may need to be curtailed, deferred or abandoned entirely.

The level of the Company’s capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial workover operations. The Company anticipates that its cash flow will not be sufficient to fund its operations at their current levels and that additional funds or borrowings will be required to maintain current levels of activity. Under the Forbearance Agreement, the Company’s Senior Lender is not required to make additional borrowings available to the Company, and as a result, the level of the Company’s operations may be significantly curtailed. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain. As of April 30, 2006, the Company has obtained certain unsecured loans from its Chairman and President, Mr. Wilson, which approximately, in principal, total $605,083. These funds have been used to initiate the Company’s oil and gas and mining activities and fund its overhead requirements. Management believes that the Company may need to borrow additional funds from these sources in the future, if available, to fund the Company’s ongoing needs. There can be no assurance that additional funds will be available from these sources in the future.

As of April 30, 2006, the Company had current assets of $448,937 and current liabilities of $21,486,398, which resulted in negative working capital of $21,037,461. The negative working capital position is comprised of the reclassification of the Revolving Loan in the amount of $17,926,793 as current, fees due as a result of the Forbearance Agreement of $550,000, trade accounts payable including accounts of Hillside and Warrior assumed by the Company as a result of the acquisition of $1,940,106, of accrued expenses payable of $400,554 consisting primarily of interest and accrued salaries payable to the Company’s Chairman and President, notes payable to the Company’s Chairman and President of $605,083, and third party notes payable of $113,862. As of April 30, 2006 the Company had cash and cash equivalents of $104,433 and accounts receivable of $344,504.

Item 3.	Quantative and Qualitative Disclosures Regarding Market Risk.

No Oil and Gas Hedging Agreements Could be Problematic Due to Market Volatility

As a requirement of the financing commitment, the Company purchased certain hedging contracts at closing of the Hillside and Warrior acquisitions designed to place a “floor” price on at least 25% of the Company’s anticipated monthly production at a level acceptable to the lender. The Company purchased one “put” option crude oil contract per month through August 2004 at a strike price of $25.00 Bbl and one “put” option natural gas contract through August 2004 at a strike price of $4.00 per MMBtu. The contracts have expired and the Company has not replaced its hedging agreements. If oil and gas prices drop significantly, the Company will not be protected by any hedging agreements.

The Company May Not be Able to Reduce the Senior Debt in the Amount Anticipated

The Company entered into a Purchase and Sale Agreement to sell certain assets and retire approximately $15.4 million of its senior debt. The Company’s stockholders must approve the transaction. If the Company’s stockholders do not approve such transaction, the Company will not be able to reduce the Senior Debt. In addition, if title defects or environmental issues arise, the Purchase and Sale Agreement calls for certain reductions in the sale price or termination of the agreement. If such events occur, the Company will not be able to reduce the Senior Debt in the amount presently anticipated.

The Company May Not be Able to Obtain Outside Capital on Reasonable Terms or Rates

The Company anticipates that its cash flow will not be sufficient to fund its operation at their current levels. The Company believes it may be necessary to obtain additional funds. There can be no assurance that the Company will be successful in its efforts to locate the outside capital, either debt or equity, on reasonable terms or rates.

The Company is Presently Not Independently Operated Which May Affect its Operations

In addition to Mr. Jeffery T. Wilson, the Chairman and President of the Company, the Board of the Company consists of Mrs. Annalee C. Wilson and Mr. Aaron M. Wilson, both family members of Mr. Jeffrey T. Wilson. Because the members of Company’s Board are related to one another, the Company may lack independent management. In addition, the Company’s Audit Committee and Compensation Committee do not possess independent directors. This lack of independence may negatively affect the operations of the Company. However, this lack of independence will be rectified upon the 2006 Annual Stockholders Meeting, to be held in July of 2006, at which time it is anticipated that two (2) independent directors will be elected to the Company’s Board.

The Company Could be Negatively Affected by the Unanticipated Departure of Mr. Wilson

Presently, the Company is solely managed by Mr. Jeffery T. Wilson. Although Mr. Wilson does not anticipate his inability to perform his managerial duties, there are no assurances that illness or other untimely circumstances could result in his inability to perform his managerial duties. Such an event could negatively affect the Company.

Due to Seasonality of Industry, Results of Operations Vary

The results of operations of the Company are seasonal due to seasonal fluctuations in the market prices for crude oil and natural gas. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results, which may be realized on an annual basis.

Inflation and Prices May Effect Ability to Obtain Capital

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

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, including this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

At present, as the sole employee of the Company, the President and Chairman of the Company, Mr. Wilson, has concluded based on his evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a 14 and 15d 14 under the Securities Exchange Act of 1934, as amended, as of April 30, 2006, that the Company’s disclosure controls and procedures are effective and that no changes or improvements and modifications to the Company’s internal accounting processes were required to ensure that material information was accumulated and communicated to management, including Mr. Wilson, as appropriate to allow timely decisions regarding required disclosure in the Company’s filings with the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal control over financial reporting during the period ended April 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s system of controls over financial reporting.

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

As of April 30, 2006, the Company has accrued revenue payable in legal and petty suspense accounts in the amount of $79,306 and $10,000, respectively. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business.

The Company has a plugging liability for oil and gas operations in the various states in the amount of $244,148. The Company has plugging bonds posted with the state regulatory agencies in the amount of $77,230 to offset the cost of plugging wells in the future and a site specific bond in the amount of $415,000 for its Coquille Bay field.

On November 20, 2000, the Company filed suit in Federal District Court in Tulsa County, Oklahoma, against Ravello Capital LLC. The suit alleged breach of contract and sought to have the contract declared partially performed in the amount of 474,900 and sought relief in the amount of $488,390 for the unpaid consideration and punitive damages and attorney fees. The Company received a judgment award against Ravello in the amount of $488,390 and subsequently collected and credited the judgment award against Ravello in the amount of $85,638.02 as a result of the re-issuance of certain of its shares in Warrior, held by Ravello in escrow and not released. The Company does not believe it will be successful in collecting the balance of the judgment against Ravello.

On June 13, 2003, the Company, through its predecessor in interest, was named a defendant in a class action lawsuit seeking damages by the plaintiffs for inadequate development of the Moss Unit located in Panola County, Texas. The plaintiffs sought unspecified damages. The lawsuit was settled subsequent to year-end through the execution of a farmout agreement with a company nominated by the plaintiffs to drill additional wells in the Unit. The Company retained an over-riding royalty interest in the farmout wells to be drilled and all rights to its existing proration unit surrounding the Moss well, as well as $132,500 as consideration for executing the farmout. Six additional producing wells have subsequently been drilled in the Unit.

On August 1, 2003, the Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola County, Texas. The Crump Unit encompasses the Company’s Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff’s damages resulting from the Company’s failure to develop the property. The damages are unspecified. The Company executed a farmout agreement with Burke Royalty, a co-defendant in the suit, regarding the acreage in question. Burke negotiated a settlement under which the Plaintiffs would arrange to drill additional wells. The Company has a 12.5% carried working interest in the first well drilled in the unit, proportionately reduced by its 75% working interest in the Unit, and the right to participate for a 12.5% working interest (proportionately reduced) in subsequent wells.

The Company has received a letter, dated March 17, 2005, from an attorney representing Powder River in reference to certain claims that Powder River believes it has against the Company and its management in reference to the sale of Powder River and the warranties and representations provided by the Company. No lawsuit has been filed. The Company settled the dispute with Powder River in May, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

10.	Purchase and Sale Agreement, dated May 1, 2006 incorporated herein by reference to Form 8 K filed May 5, 2006

31.1	Section 302 Certification of CEO [Please note the Company does not presently have a CFO.]

32.	Section 906 Certification by CEO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Imperial Petroleum, Inc.

By:	/s/ Jeffrey T. Wilson
Jeffrey T. Wilson, President and Chief Executive Officer

Dated: June 13, 2006