Form 10-K/A
period 2003-07-31
IMPERIAL PETROLEUM INC
filed 2006-06-23
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C 20549

FORM 10-K/A

XX    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-9923

IMPERIAL PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3386019
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

11600 German Pines Evansville, IN	47725
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On July 3l, 2003, there were 30,948,103 shares of the Registrant’s common stock issued and outstanding. The aggregate market value of the Registrant’s voting stock held by non-affiliates is $2,028,698. See Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

Documents Incorporated by Reference NONE

IMPERIAL PETROLEUM, INC.

FORM 10-K

FISCAL YEAR ENDED JULY 31, 2003

Cautionary Statement Regarding Forward Looking Statements

In the interest of providing the Company’s stockholders and potential investors with certain information regarding the Company’s future plans and operations, certain statements set forth in this Business Plan relate to management’s future plans and objectives. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Although any forward looking statements contained in this Business Plan or otherwise expressed on behalf of the Company are, to the knowledge and in the judgement of the officers and directors of the Company, expected to prove to come true and to come to pass, management is not able to predict the future with absolute certainty. Forward looking statements involve known and unknown risks and uncertainties which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of commodity prices, changes in interest rates and capital market conditions, competition, risks inherent in the Company’s operations, the inexact nature of interpretation of seismic and other geological, geophysical, petro-physical and geo-chemical data, the imprecise nature of estimating reserves and such other risks and uncertainties as described from time to time in the Company’s periodic reports and filings with the Securities and Exchange Commission. Accordingly stockholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

This Business Plan or its dissemination to prospective investors does not constitute an offer to sell to, or a solicitation of an offer to buy from, nor shall any of the securities be offered or sold to, any person in any state or other jurisdiction in which such offer, purchase or sale is unlawful or unauthorized under the laws of such jurisdiction. The information contained herein has been prepared to assist interested parties in making their own evaluation of the Company and does not contain all of the information that a prospective investor may desire. The Company encourages any prospective investor to obtain copies of its reports as filed with the Securities & Exchange Commission through its EDGAR database. The Company does not make any representation or warranty as to the accuracy or completeness of the information in this Business Plan and shall have no liability for any representations (express or implied) contained herein, or for any omissions from this Business Plan, or any other written or oral communication transmitted to the recipient in the course of the recipient’s evaluation of the Company.

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

1.

“Unpatented Mining Claim” is a mining claim which has been staked or marked out in accordance with federal and state mining laws to acquire the exclusive rights to explore for and exploit the minerals which may occur on such lands. The title to the property has not been conveyed to the holder of an unpatented mining claim.

Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation (“Ridgepointe”), I.B. Energy, Inc., an Oklahoma corporation (“I.B. Energy”), Premier Operating Company, a Texas corporation (“Premier”), LaTex Resources International, a Delaware corporation (“LRI”), Phoenix Metals, Inc., a Texas corporation (“Phoenix”), and Powder River Basin Gas Corp (“Powder River”), a Colorado corporation. Premier and IB Energy, Inc. were sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. The operations of LRI ceased in 1997 with the expiration of its remaining foreign activities. Phoenix has conducted limited activities since 1997 as Imperial Environmental Company, although it has not officially changed its name. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City Petroleum, Inc. (“Oil City”), an Oklahoma corporation effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company owns approximately 36% of the commons stock of Warrior Resources, Inc., (“Warrior”) an Oklahoma corporation, and carries its ownership under the equity method.

The Company

Imperial Petroleum, Inc., a Nevada corporation (“the Company”), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and had diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company intends to re-focus its efforts in the oil and natural gas business and to seek to sell or develop through partnerships or joint ventures, its mining assets

At July 31,2003, the Company does not operate any active oil and natural gas properties directly, although it owns 36% control of and manages the operations of Warrior Resources Inc. (formerly Comanche Energy Inc.) which does operate in the oil and natural gas business. Warrior,. through its wholly-owned subsidiary, Double Eagle Petroleum Corporation, owns crude oil and natural gas properties located in the states of Texas and Mississippi. Warrior presently owns an interest in approximately 63 producing natural gas wells and 4 producing oil wells with daily net production to Warrior’s interest of 1,010 MMCFPD and 10 BOPD. Reserve estimates to Warrior’s interest by third party engineers of net proven oil and natural gas reserves as of July 31, 2003 are approximately 341.5 MBbls and 23,551 MMcf.

The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the prior fiscal year.

2.

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

3.

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

4.

The Company entered into and closed the acquisition of 29,484,572 shares of the common stock of Warrior Resources, Inc. (formerly Comanche Energy, Inc.), representing approximately 30.8% of the issued and outstanding shares of Warrior on February 13, 2002 in connection with an Exchange Agreement (See “Exchange Agreement” included herein) between the Company and the management of Warrior, Messers. Luther Henderson and John Bailey. In connection with the Exchange Agreement, the Company issued 2,266,457 shares of its restricted common stock to Mr. Henderson, representing 12.9% of the issued and outstanding shares of Registrant in exchange for 22,664,572 shares of the common stock of Warrior and 682,000 shares of its restricted common stock to Mr. John Bailey, representing 3.9 % of the issued and outstanding shares of the Company in exchange for 6,820,000 shares of the common stock of Warrior. Mr. Bailey and Mr. Henderson resigned as officers and directors of Warrior and Mr. Jeffrey Wilson, president of the Company, was appointed president and sole director of Warrior. Simultaneously with the closing of the Exchange Agreement with Messrs. Henderson and Bailey and the change of control of Warrior, the Company entered into an Agreement and Plan of Merger (See “Agreement and Plan of Merger” included herein), subject to certain conditions, to offer to acquire the remaining issued and outstanding capital stock of Warrior through a subsequent offering to be registered with the Securities & Exchange Commission. The terms of the proposed exchange of shares with the remaining shareholders of Warrior was on the basis of one share of Imperial common stock in exchange for ten shares of Warrior common stock.

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

The Company assisted Warrior in completing a refinancing of its principal bank debt and in retiring certain of its trade, notes and accounts payable in November 2002 and as a result, the note payable to the Company from Warrior has increased by approximately $1.4 million. As a result of the refinancing of its principal debt with the bank, Warrior began a work program on its wells, with the direction of the Company, to increase cash flow. On July 15, 2003, the Company and Warrior signed an Agreement wherein the Company would acquire the assets and certain liabilities of Warrior and its subsidiaries in exchange for payment or assumption of the Warrior senior bank debt in the approximate amount of $3.65 million; (2) extinguishments of the note payable from Warrior to the Company in the amount of $1.7 million; (3) assumption of certain trade vendor liabilities in the approximate amount of $0.58 million and the issuance to Warrior of 2 million shares of the Company’s common stock. Closing of the transaction was subject to, among other things, approval of Warrior’s shareholders, which was received on August 29,2003. The Company expects to close the Warrior asset acquisition in December 2003.

5.

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

In May 2003, the Company acquired approximately 54% control of the stock of Powder River Basin Gas Corp in an Exchange Agreement with the former management and control shareholders of Powder River. (See Form 8-K dated May 2003). The Company issued a total of 2.65 million shares of its restricted common stock and a note payable in the amount of $200,000 in the transaction. As a result of the Exchange Transaction, Powder River became a subsidiary of the Company. Powder River owns some 7,000 net acres of leases in the Powder River Basin coalbed methane gas play in Wyoming. The Company is presently seeking a partner to develop Powder River’s acreage.

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

6.

In October 2003 the Company retired the note payable of $200,000 which had resulted from the acquisition of Powder River Basin Gas Corp with the issuance of 2,000,000 shares of restricted common stock and a common stock purchase warrant in the amount of 2,000,000 shares at an exercise price of $0.14 per share. Demand rights were granted with the issuance. The term of the warrant is one year.

In October 2003 the Company entered into a letter of understanding and a subsequent stock sale agreement to sell 23,885,000 shares of the common stock of Powder River Basin Gas Corp of the 25,385,000 shares it presently owns. Under the terms of the agreement, if completed, the Company would receive $175,000 in cash (less broker’s fees of 10%); a secured note in the amount of $47,884.47; and a 12.5% carried working interest in the development of the leases owned by Powder River. The purchaser is required to purchase the convertible notes of Powder River in the approximate amount of $315,000 and to commit a minimum of $750,000 to the development of the leases owned by Powder River. Closing is scheduled for December 2003.

The Company has received an offer to purchase substantially all of its mining claims, however no agreements have been completed and there is no guarantee that negotiations between the Company and the potential purchaser will be successful and result in a closing.

Business Strategy

The Company’s business strategy changed with the acquisition of Ridgepointe in August 1993 and the change of management to its current management. The Company had used its limited oil and gas assets to provide the working capital necessary to expand and develop its mineral mining activities. The Company’s initial emphasis on mining ventures reflected its belief that quality opportunities still existed in many areas of mineral mining for small mining companies. As a result, the Company acquired and tested a significant mineral property sufficient in size to provide a unique development opportunity for the Company’s future growth, when fully operational. With the acquisition of control of Warrior Resources, Inc., management has renewed its focus on oil and natural gas opportunities and in particular the acquisition of small public energy companies that are having difficulty achieving liquidity for their investors in today’s markets. The Company believes that significant opportunities are available through strategic mergers and acquisitions in the energy industry in the small capitalization sector. The Company intends to seek out opportunities in other commodities that the Company believes may have the opportunity for a cyclical improvement in demand and price.

7.

Reserves

Oil and Natural Gas

The following table is a summary, as of July 31, 2003, of the proved reserves of oil and natural gas net to the Company’s interest in the Bovina field based upon estimates prepared by the Company. These estimates are based on assumptions the Company believes are reasonable regarding production costs, future production rates and declines. These estimates are based upon constant prices and costs as of July 31, 2003. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company’s control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and could be revised. No estimates have been filed with or included in reports to any Federal Authority or agency other than the Securities and Exchange Commission (“SEC”). The Company has no reserves outside the United States.

	As of July 31, 2003
Category	Oil (MBO)	Natural Gas (MMCF)	Future Net Revenue (M$)	Present Value Discounted @ 10% (M$)
Producing	—	30	113.5	86.9
Non-Producing	13.1	126	1,041.0	425.0
Undeveloped	—	324	982.8	451.7
Total Proved	13.1	480	2,137.3	963.6

Acreage - The following table shows the developed and undeveloped leasehold acreage held by the Company as of July 31, 2003:

	Developed Acreage		Undeveloped Acreage
	(1) Gross	(2) Net	(1) Gross	(2) Net
Mississippi	960	88.3	0	0
Total	960	88.3	0	0

Productive Wells - The following table summarizes the productive oil and gas wells in which the Company had an interest at July 31, 2003:

	Oil Wells		Gas Wells		Total
	(1)Gross	(2)Net	(1)Gross	(2)Net	(1)Gross	(2)Net
Mississippi	1	0.15	2	0.12	3	0.27
Total	1	0.15	2	0.12	3	0.27

(1)	A “gross acre’ or a “gross well” is an acre or well in which a working interest is owned by the Company and the number of gross acres or gross wells is the total number of acres or wells in which a working interest is owned by the Company.

8.

(2)	A “net acre” or a “net well” exists when the sum of the Company’s fractional ownership interests in gross acres or gross wells equals one. The number of net acres or net wells is the sum of the fractional interests owned in gross acres or gross wells, and does not include any royalty, overriding royalty or reversionary interests.

Production, Price and Cost Data - The following table summarizes certain information relating to the production, price and cost data for the Company for the fiscal years ended, July 31, 2003, 2003, 2001.

	Year Ended July 31
	2003	2002	2001
Oil:
Production (Bbls)	74	0	0
Revenue	$1,901	0	0
Average barrels per day	0	0	0
Average sales price per barrel	$25.69	0	0

Natural Gas:

Production (Mcf)	2,158	0	0
Revenue	$10,766	0	0
Average Mcf per day	6	0	0
Average sales price per Mcf	$4.99	0	0

Production costs(1)	$38,367	0	0
Equivalent (Bbls) (2)	433	0	0
Production costs per equivalent bbl equivalent bbl	$88.61	0	0

Total oil and gas revenues	$12,667	0	0

(1)	Includes workover expenses
(2)	Gas production is converted to barrel equivalents at the rate of six Mcf per barrel representing the estimated relative energy content of natural gas to oil.

9.

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

Reserves

Mining

The following table sets forth estimates as of July 31, 2003 of the mineral reserves net to the Company’s interest in each of the Company’s claim groups as prepared by independent engineers and geologists and by the Company. These estimates are based upon extensive sampling and testing on the Company’s properties and are based on assumptions the Company believes are reasonable regarding production costs, metallurgical recoveries and mineral prices. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company’s control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and that plans for mining could be revised.

Based on its analysis of the mineral deposits detailed in the table below, it is the Company’s present determination that these properties can be mined on an economic basis by the Company and that these estimates constitute reserves as that term is typically used in the mining industry. Although permitting required to initiate mining operations in the United States has become extremely complex and cannot be considered a certainty, the company believes that, in the normal course of property development, it should be able to obtain the necessary permits to commence or expand mining operations on these properties.

The estimates provided in the table below utilize in place grades and do not reflect losses that will be incurred in the recovery process. The mineral grades utilized in the preparation of reserves for each property are generally based upon results of sampling and testing programs conducted on each property and analyzed by qualified assayers or engineers.

	As of July 31, 2003 Net Mineable Reserves
Claim Group	Location	Acres	Gold Grade	Gold	Copper
UFO Mine (1)	Arizona	400	0	0	600,000
Duke Mine	Utah	1,920	0.10	4,883,750	0

Total		1,920	0.10	4,883,750	600,000

Gold Grade (oz/ton) ;Gold(oz); Copper(lbs)

(1)	Copper reserves are based upon 400 million pounds at an average grade of 3% and adjusted for the Company’s interest in the Joint Venture.

Principal Exploration and Development Projects: Mining Ventures:

United States

UFO Mine - Until the formation of the Joint Venture, subsequent to year end 1998, the Company operated the UFO Mine and Rumico Millsite located in Yavapai County, Arizona comprising some 400 acres of unpatented mining claims. The principal resource discovered to date is copper. Strip mining operations were initiated under a small miner’s exemption July 1992 to verity the quality of the ore body and evaluate the economics of the mine. A limited core-drilling program was completed in March 1993 and a pilot operation was conducted using the millsite facilities to determine actual recoveries of copper As a result the Company has estimated the property’s copper reserves at 12,000, 000 lbs. based upon an average grade of 3%. Working capital limitations had limited the Company’s development of the mining property, in favor of other projects. And as a result, the Company entered into a Mining Joint Venture in November 1997, subsequent to year end. The property, was subject to an acquisition note with the former owners requiring the payment of $1,000,000. The note had been extended several times by the holder and the mining claims served as collateral for the note The Company negotiated a Mining Joint Venture with Mr. Zane Pasma in November 1997 that retired the note payable and secured the return of 1,000,000 shares of the Company’s common stock (pre-split) for the assignment of the Company’s interest in the Lone Star claims and a contribution of the Company’s interest in the Congress Mill Site facility. The Company retained a 5% carried interest in the Mining Joint Venture through the initial $6.0 million spent by the Joint Venture to develop the property. Mr. Pasma manages the Mining Joint Venture and began initial operations in 1998. The results of initial recovery tests for platinum group metals was disappointing and the Joint Venture Manager suspended operations to seek an industry partner or other financing for the development of the copper and gold reserves known to exist on the claims. The Company does not expect any activity during the current fiscal year.

10.

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

11.

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

The Company began production at the Duke Mine during the first quarter of fiscal 1998 on a pilot operation. A portable Cosmos Concentrator was purchased and was moved on site. The facility should be capable of processing about 100 tons of placer material per day, however initial operations have been conducted at rates of 20 tons per day. The Company spent approximately $185,000 to begin operations at this level and is operating under a small miner’s permit exemption. Pilot plant results have been encouraging despite mechanical start-up problems. Upon completion of its pilot tests, the Company suspended any further operations until construction of a full-scale modular facility can be completed. Subject to capital availability, permitting and construction schedules, the Company plans to construct a full scale facility at a cost of $8.0 million and with a capacity of 10,000 tons per day. The present claims owned by the Company contain approximately 48,837,500 tons of placer material. Presently there are 5 other companies active in the development of claims in the vicinity of the Duke Mine. At the present, the company is negotiating with a potential partner to provide the capital to begin full scale development. Recently the company has entered into discussions with a mining company to provide the capital and manage the development of the mine. No assurances can be given that an agreement can be reached at this time.

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

12.

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

13.

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

Title to Properties

Oil & Natural Gas. The Company at present owns 36% of the common stock and provides management for Warrior Resources. In general, limited or only old title opinions exist on the leases, however, title surveys have been conducted in the normal course of the Company’s financing efforts. The Company has reviewed the validity and recording of the leases at the county courthouses in which the properties are located and believes that it holds valid title to its properties.

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

14.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market For Registrant’s Common Stock; and Related Stockholder Matters.

The Company’s common stock is traded in the over-the-counter market. From 1984 to 1997 trading had been so limited and sporadic that it was not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company was advised that trading in its shares resumed in September 1997 and the Company’s stock was quoted at approximately $0.25 per share in sporadic trading. At July 31, 2003, the approximate bid price for the Company’s common stock was $0. 085 per share and the approximate asked price was $0.10 per share.

No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

There are approximately 626 holders of record of the Company’s common stock.

15.

Item 6. Selected Financial Data

	2003	2002	2001	2000	1999
Operating Revenue	0	0	0	0	53,744
Income (loss) from continuing opns	(1,342,321)	(855,719)	(1,282,523)	(952,854)	(1,006,421)
Net Income (loss)	(1,312,597)	(820,242)	(1,373,443)	(1,013,299)	(1,006,421)
Net Income (loss) Per share	(0.05)	(0.05)	(0.10)	(0.08)	(0.10)
Total Assets	2,535,734	495,090	644,323	1,426,813	1,947,939
Stockholder’s Equity	67,934	(1,830,357)	(1,677,054)	(673,594)	166,463
Cash Dividends Paid per Common Share	0	0	0	0	0
Number of Outstanding Shares (weighted)	24,777,057	16,598,593	13,144,969	12,560,958	9,627,006

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

16.

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

Upon the initiation of production from the Duke Gold Mine in Utah, the Company’s principal source of cash flow will be the production and sale of gold. Cash flow from gold sales depends upon the quantity of production and the price obtained for such production. An increase in prices permits the Company to finance its operations to a greater extent with internally generated funds. A decline in gold prices reduces the cash flow generated by the Company’s operations, which in turn reduces the funds available for servicing debt, acquiring additional mining properties and for developing and expanding its mining operations.

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

17.

The Company incurred an after tax net loss of $312,212 ($0.01 per share) for the year ended July 31, 2003 compared to an after tax net loss of $820,242 ($0.05 per share) for the prior year. The decrease in the loss is a result of the extraordinary items extinguished by the Company with Merrion Reinsurance company in regards to its silica contract and due to the exchange of warrants for the retirement of accrued salaries due the Company’s President. The Company does not expect to generate a profit until it either completes its acquisitions of oil and gas properties or until its mining operations are in continuous operations.

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

18.

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

Capital Resources and Liquidity.

The Company’s capital requirements relate primarily to its mining activities and the expansion of those activities and the development of its oil and natural gas business. Prior to the change in control, the Company funded its very limited activities from cash flow. The Company, through its subsidiaries, had established credit facilities with a bank to facilitate the funding of its operations. As a result of the sale of its Premier Operating subsidiary in October, 1996, the Company retired its principal bank debt and no longer has access to financing from that source.

Because of the inability of the Company to raise capital, Management decided to terminate all of the Company’s mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures .Recent increases in gold prices has sparked renewed interest in the gold mining business and the Company is presently negotiating with another mining company to develop the Duke Mine with limited capital exposure to the Company. There is no assurance that a suitable agreement can be reached. In 2000, management determined that the Company should position itself in high-profile natural gas projects in an effort to attract capital and as a result of increasing demand for natural. The Company completed the acquisition of control of Warrior Resources, Inc. on February 13, 2002. Warrior had experienced a considerable degree of decline in its operations and financial condition as a result of management and director disagreements that had led to lawsuits and disrupted the continuity of management of Warrior. The Company acquired approximately a 36% overall stock position in Warrior and assumed management control. In assuming management control and consolidating Warrior’s operations, the Company eliminated approximately $65,000 per month in Warrior’s overhead and was able to complete a refinancing of Warrior’s principal bank debt. In addition, the Company assisted Warrior in eliminating approximately $1.7 million in third party trade and note payables and settled its remaining outstanding lawsuits. Warrior has begun a work program on its properties to increase cash flow, which was successful in stabilizing the Warrior. Due to the termination of the merger agreement with Warrior, the Company is entitled to receive compensation in the amount of $200,000 or an equivalent value of Warrior common stock issued at $0.02 per share. As a result of the refinancing of Warrior’s debt, the Company has begun to invoice Warrior for use of its facilities and office space and for management time spent on Warrior at the rate of $10,000 per month. Under the terms of Warrior’s refinancing which expires on December 31, 2003, the Bank has the right to foreclose on the oil and gas assets if not paid in full at that time. Warrior entered into an agreement with the Company, with the approval of a majority of its shareholders, to sell all of its assets and liabilities to the Company in exchange for the payoff of the bank debt, retirement of the notes payable to the Company and 2 million shares of the Company’s common stock. Closing is expected on or before December 31, 2003.

19.

The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, Management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. In order to develop its properties in a continuous manner in the future, Management believes the Company will need to raise capital from outside sources during fiscal 2003. The Company retained Jefferies & Company to assist in the financing of certain acquisitions in the oil and gas sector, including the acquisition of the Warrior properties. Through that effort the Company has received an indicative term sheet from Hybridge/Zwirn Capital Management LLC to provide reserve-based financing up to $18.0 million for the acquisitions discussed above and to develop the Company’s reserve base. The Company has been providing the due diligence materials required by the lender to proceed to a closing.

As a result of the acquisition of control of Oil City and the subsequent sale of Oil City’s assets to Comanche, the Company owned 5,481,901 shares of the restricted common stock of Comanche. The Company entered into a transaction with Ravello Capital LLC in order to raise cash to pay off a judgment creditor, its private, non-affiliate noteholders and to raise capital for its New Albany Shale Project. As discussed previously, Ravello paid the judgment creditor, however, it failed to complete the balance of the transaction and the Company filed suit against Ravello for breach of contract, among other things. The Company was awarded a monetary judgment in the amount of $448,390 against Ravello and subsequently received the reissued shares of common stock in Comanche (now Warrior) and credited the judgment in the amount of $85,638.02. The balance of the judgment remains unsatisfied.

The Company intends to continue to pursue each of the above transactions in an effort to finance its operations, however, in the event that additional capital is not obtained from other sources, it may become necessary to alter development plans or otherwise abandon certain ventures.

20.

Although the timing of expenditures for the Company’s mining and oil and natural gas activities are distributed over several months, the Company anticipates its current working capital will be insufficient to meet its capital expenditures. The Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining or oil and natural gas companies. There can be no assurance that the Company will be successful in its efforts to locate outside capital and as a result the level of the Company’s planned mining and oil and natural gas activities may need to be curtailed, deferred or abandoned entirely. The level of the Company’s capital expenditures will vary in the future depending on commodity market conditions and upon the level of and mining activity achieved by the Company. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels and that additional funds will be required.

The Company sold its oil and gas properties in October 1996 and its Premier Operating subsidiary and paid off its then existing credit facility with Bank of Oklahoma. As a result the Company presently has no credit facility available to fund its mining or oil and natural gas activities and will be required to rely on private debt placements or equity sales to fund any remaining capital expenditures. As discussed above the Company is presently providing due diligence materials to a potential new lender for the Company’s activities.

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

21.

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

Inflation and Prices

The Company’s revenues and the value of its mining and oil and natural gas properties have been and will be affected by changes in copper and gold prices and the prices for crude oil and natural gas. The Company’s ability to obtain additional capital on attractive terms is also substantially dependent on the price of these commodities. Prices for these commodities are subject to significant fluctuations that are beyond the Company’s ability to control or predict.

Item 8. Financial Statements and Supplementary Data.

Audited Financial Statements of Imperial Petroleum, Inc.

22

Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure.

Not applicable.

Item 9a. Controls and Procedures.

In connection with the preparation of this annual report on Form 10-K, our President and Chief Executive Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and concluded that disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Board of Directors, President and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes to the Company’s system of internal control over financial reporting during the year that has materially affected, or is reasonably likely to materially affect, the Company’s system of controls over financial reporting.

23.

PART III

Item 10. Directors and Executive Officers of Registrant.

Directors and Executive Officers

The following table sets forth certain information regarding the directors, executive officers and key employees of the Company. (Mr. Malcolm W. Henley and Mrs. Stacey D. Smethers, former directors of the Company resigned their director positions effective August 15, 2001 to pursue other interests. As a result, Annalee C. Wilson and Aaron M. Wilson were appointed as directors of the Company until independent directors are elected at the next shareholder’s meeting.)

Name	Age	Position
Jeffrey T. Wilson	50	Director, Chairman of the Board, President and Chief Executive Officer
Annalee C. Wilson	46	Director
Aaron M. Wilson	24	Director

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

24.

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

Based upon a review of From 3, 4 and 5 filings made by the Company’s officers and directors during the past fiscal year ended July 31, 2002 under Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

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

25.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Awards Warrants
Name and Principal Position	Year	Salary	Bonus	# shares
Jeffrey T. Wilson	2003	$125,000	—	—
	2002	$125,000	—	200,000
	2001	$125,000	—	—

Annalee C. Wilson	2002	—	—	—
	2001	—	—	—
	2000	—	—	—

Aaron M. Wilson	2002	—	—	—
	2001	—	—	—
	2000	—	—	—

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

Name of Beneficial Owner of Class	Number of Shares Beneficially Owned	Percent
Jeffrey T. Wilson (1)	5,591,766	18.1%

Annalee C. Wilson(2)	1,437,711	4.6%

Aaron M. Wilson (3)	119,834	0.3%

All officers and directors as a Group (3 people) at 7/31/2002	7,149,311	23.1%

HN Corporation(4)	1,271,555	4.1%

James M. Clements(5)	1,600,000	5.1%

Estate of Luther Henderson(6)	2,266,457	11.7%

Taghmen Ventures Ltd	2,650,000	8.5%

Total officers, directors and 5% shareholders	13,665,768	44.2%

(1)	The mailing address of Mr. Wilson is 11600 German Pines, Evansville, IN 47725. Includes 589,584 shares held jointly with Mrs. Wilson; includes 423,428 shares owned by HN Corporation in which Mr. Wilson owns 33.3%. Does not include 50,000 shares held in Trust by Old National Bank for Mr. Wilson’s children.
(2)	The mailing address of Mrs. Wilson is 800 N. Green River Road, Evansville, IN 47715. Includes 589,584 shares held jointly with Mr. Wilson; includes 848,127 shares owned by HN Corporation in which Mrs. Wilson owns 66.7%. Does not include 50,000 shares held in Trust by Old national Bank for Mrs. Wilson’s children.
(3)	The mailing address for Mr. Wilson is 11600 German Pines Drive, Evansville, IN 47725. Includes 16,500 shares held in Trust by Old National Bank.
(4)	The mailing address of HN Corporation is 800 N. Green River Rd., Evansville, IN 47715. Mrs. Annalee Wilson is the President of HN Corporation, Jeffrey T. Wilson is the Vice President of HN Corporation and Aaron M. Wilson is a Vice President of HN Corporation.
(5)	Mr. Clements’ mailing address is 5972 Arboles St, San Diego, CA 92120
(6)	The Executor of Mr. Henderson’s Estate is Mr. Ajit Jhangiani. The address is 5608 Malvey, Suite 104, Fort Worth, TX 76107.
(7)	The address of Taghmen Ventures Ltd. is EFG House, St Julian’s Avenue, St Peter Port Guernsey

26.

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

27.

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

Supplemental Financial Information

Schedule II - Amounts Receivable from Related Parties. Other Schedules are omitted as they are not required.

(b) Reports on Form 8-K.

Report on Form 8-K filed February 13, 2002 with the Securities and Exchange Commission.

(c) Exhibits. None.

3.1 Certificate of Incorporation of the Registrant incorporated herein by reference to Exhibit — of the Form 10.

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

28.

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

31.1 Certification

32 Certification Pursuant to 18 U.S.C. Section 1350

99 Additional Exhibits; Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Imperial Petroleum, Inc.

Date: June 23, 2006	/s/ Jeffrey T. Wilson
Jeffrey T. Wilson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jeffrey T. Wilson	President and Chief Executive
Jeffrey T. Wilson	Officer (Principal Executive Officer) and Director	June 23, 2006

29.

IMPERIAL PETROLEUM, INC.

and

SUBSIDIARIES

CONSOLIDATED

FINANCIAL STATEMENTS

AS OF JULY 31, 2003 and 2002

and

FOR THE YEARS ENDED

July 31, 2003 and 2002

INDEPENDENT AUDITOR’S REPORT

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

BRISCOE, BURKE & GRIGSBY LLP

Certified Public Accountants

December 13, 2003, except for Note 13, as to which the date is June 8, 2005. 3

Tulsa, Oklahoma

(A Development Stage Company)

Consolidated Balance Sheets

July 31, 2003 and 2002

	2003	2002
ASSETS
Current assets:
Cash	$—	$2,869
Accrued interest receivable	—	45,755
Prepaids	84,392	—
Total current assets	84,392	48,624

Property, plant and equipment (Notes 1, 2, and 4):
Mining claims, options and development costs less impairment	41,760	41,760
Oil and gas properties (full cost method)	1,389,067
Equipment	—	1,107
Acquisition in progress (Note 13)	980,211	4,000
	2,411,038	46,867

Less: accumulated depr	—	1,107

Net property, plant and equipment	2,411,038	45,760

Other assets:
(2,243,304)
Notes receivable - related parties (Note 3)	—	192,408
Investments - Warrior Resources (Notes 2 and 11)	40,304	208,298

Total other assets	40,304	400,706

TOTAL ASSETS	$2,535,734	$495,090

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	179,974	92,263
Accrued expenses (Note 17)	501,389	1,083,008
Notes payable (Note 6)	691,400	80,000

Notes payable - related parties (Note 7)	741,517	765,817

Total current liabilities	2,114,280	2,021,088
Noncurrent liabilities:
Unearned revenue – noncurrent (Note 16)	—	304,359
Deferred income taxes (Note 5)	—	—

Total noncurrent liabilities	—	304,359

Minority interest (Note 1)	353,520	—

Stockholders’ equity
Common stock of $.006 par value, authorized 50,000,000 shares; 30,948,103 issued in 2003 and 39,363,946 shares in 2002	185,689	236,184
Paid-in capital	7,981,966	6,247,583
Deficit accumulated before the development stage	(89,525)	(89,525)
Deficit accumulated during the development stage	(7,302,892)	(5,981,295)
Treasury stock, at cost (1,368,957 shares in 2003 and 21,368,957 shares in 2002)	(707,304)	(2,243,304)

Total stockholders’ equity (deficit)	67,934	(1,830,357)

Commitments and contingencies (Note 9)	—	—
TOTAL LIABILITIES and STOCKHOLDERS’ EQUITY (DEFICIT)	$2,535,734	$495,090

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended July 31, 2003 and 2002

	2003	2002	Cumulative from Inception
Operating Income:
Oil and gas and mining	$—	$—	$924,687
Management fee and other	0	—	216,733

Total operating income	94,000	—	1,235,420

Operating expenses:
Cost of goods sold	—	—	110,529
Lease operating expense	—	—	765,092
Research and development	—	—	7,407
Impairment loss (Note 11)	168,367	388,844	4,178,363
General and administrative expenses	942,927	466,875	4,676,111
Merger expenses	231,027	—	231,027
Depreciation, depletion and amortization (Note 2)	—	—	265,310

Total operating expenses	1,342,321	855,719	10,233,839

Loss from operations	(1,342,321)	(855,719)	(9,092,419)
Other income and (expense):
Interest expense	(80,292)	(78,788)	(956,168)
Interest income	—	25,433	101,220
Other income	7,016	88,832	693,714
Gain (loss) on sale of assets	94,000		94,000
(Note 15)	—	—	878,048
Net loss before income taxes	(1,321,597)	(820,242)	(8,281,605)

Provision for income taxes: (Note 5)
Current	—	—	—
Deferred	—	—	203,502

Total benefit from income taxes	—	—	—

Net loss before extraordinary item	(1,321,597)	(820,242)	(8,078,103)

Extraordinary item (Note 15)	—	—	—

Net loss	$(1,312,212)	$(820,242)	$(8,078,103)

Loss per share (Note 2)	$(.05)	$(.05)

Weighted average shares outstanding	24,777,057	16,598,593

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Years Ended July 31, 2003 and 2002

	Common Stock
	Shares	Par Value	Paid-In Capital	Additional Retained Deficit	Treasury Stock	Total Stockholders Equity (Deficit)
Balances restated, at July 31, 2001	13,925,276	83,552	4,069,776	(5,250,578)	(579,804)	(1,677,054)

Investments in Warrior Resources	2,948,457	17,691	359,712	—	—	377,403
Stock issued for payment of fees	1,436,722	8,620	233,933	—	—	242,553
Stock issued to pay off interest and debt (Note 6)	1,053,491	6,321	97,175	—	—	103,496
Stock held pending financing	20,000,000	120,000	1,416,000	—	(1,536,000)	—
Default on subscribed stock	—	—	70,987	(127,500)	(56,513)	—
Net loss for the period	—	—	—	(820,242)	—	(820,242)

Balances at July 31, 2002	39,363,946	236,184	6,247,583	(6,070,820)	(2,243,304)	(1,830,357)

Stock issued in acquisitions	6,567,130	39,401	1,297,280	—	—	1,336,681
Stock issued for payment of fees	3,172,000	19,032	575,458	—	—	594,490
Stock issued to pay off interest and debt (Note 6)	1,845,027	11,072	268,260	—	—	279,332
Stock returned from failed financing	(20,000,000)	(120,000)	(1,416,000)	—	1,536,000	—
Net loss for the period	—	—	—	—	(312,212)	(312,212)

Balances at July 31, 2003	30,948,103	$185,689	$7,981,966	$(7,392,417)	$(707,304)	$67,934

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2003 and 2002

	2003	2002	Cumulative from Inception
Cash flows from operating activities:
Net loss	(1,312,212)	$(820,242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	—	—	265,310
Expenses paid with common stock	764,696	242,554	2,928,248
Loss (Gain) on sale and disposal of assets	—	—	(878,048)
Gains on extinguishment of debt	0	(775,211))
Write-offs and impairments	200,561	329,417	4,206,557
(Increase) Decrease in accounts receivable - other
(Increase) Decrease in accrued interest receivable	—	(25,435)	—
(Increase) Decrease in notes receivable - related party	28,194	—	—
(Increase) Decrease in notes receivable -other	—	10,353	—
(Increase) Decrease in other assets

Increase (Decrease) in accounts payable	30,000	(9,542)	—
Increase (Decrease) in a accrued expenses	189,791	195,190	978,369
Increase (Decrease) in unearned revenue	—	—	—
Net cash used for operating activities	(136,549)	(77,705)	(605,816)

Cash flows from investing activities:
(Purchases) Sales of assets	(42,020)	—	605,861

Net cash used for investing activities	$(42,020)	$—	$605,861

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2003 and 2002

	2003	2002	Cumulative from Inception
Cash flows from financing activities:
Increase (Decrease) in notes payable	$200,000	$—	$—
Increase (Decrease) in notes payable related parties	(24,300)	79,500	—

Net cash provided by financing activities	175,700	79,500	—

Net increase (decrease) in cash and cash equivalents	(2,869)	1,795	—

Cash and cash equivalents at beginning of year	2,869	1,074	—

Cash and cash equivalents at end of year	$—	$2,869	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$—	$—	$—
Income taxes	—	—	—

Supplemental schedule of non cash investing and financing activities:
Stock issued for fixed assets	$1,287,790	—	See Footnote 1
Stock issued for services and interest	764,696	242,554
Stock issued for investment	—	377,403
Impairments and write-offs	172,367	329,417
Stock issued to extinguish debt	1,009.385	103,496

Total	$3,234,238	$1,052,870

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

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BUSINESS COMBINATION (continued)

Financial Condition

The Company’s financial statements for the year ended July 31, 2003 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $312,212 and $820,242 for the years ended July 31, 2003 and 2002, respectively, and as of July 31, 2003 has an accumulated deficit of $6,383,032.

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

The Company controls the operations of Warrior Resources, Inc. and acquired control of Powder River Basin Gas Corp in May 2003. As a result of each of these acquisitions, the Company receives management fees in an amount of $15,000 per month which, if continued to be available, will adequately pay for the Company’s current overhead expense. The Company expects to complete a transaction involving the change of control of Powder River in which the Company will receive an interest in the Powder River Basin properties located in Wyoming.

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

Acquisition of Powder River Basin Gas Corporation

Pursuant to a Stock Exchange Agreement dated May 5, 2003 (the “Stock Exchange Agreement”) between Imperial Petroleum, Inc. and the Powder River Basin Gas Corporation (“Powder River”), the Powder River stockholders agreed to exchange (the “Powder River Exchange Transaction”) an aggregate of 25,385,000 shares of the common stock of Powder River, representing 55% of the issued and outstanding common stock of Powder River, for a total of 2,400,000 restricted and 250,000 un-restricted free trading shares of the Company’s common stock representing approximately 10% of the Company’s resulting issued and outstanding common stock. The business combination was accounted for using the purchase method of accounting. As a result, Powder River has become a consolidated subsidiary of the Company. The results of Powder River’s operations have been included in the consolidated financial statements since that date.

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

The purchase was valued at $540,000 based on the average trading value of Imperial Petroleum’s issuance of 2,650,000 shares of common stock at acquisition which resulted in its 55% stake in Powder River Basin Gas Corp.

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

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BUSINESS COMBINATION (continued)

Proforma Information

The following financial information is presented as if the companies had been combined for the periods presented:

12 Months July 31, 2003
Revenues	$109,000
Operating expenses:
Impairments	536,490
General and administrative	1,681,206
Merger expenses	231,027

Total operating expenses	2,448,723

Other income (expense):
Interest expense	(105,424)
Other income	7,016

Total other income (expense)	(98,408)
Provision for income taxes	—

Extraordinary gains on extinguishment	1,009,385

Net loss	$(1,428,746)

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

A summary of stock changes in the stockholders’ equity from inception to July 31, 2001 (see statement of stockholder’s equity for subsequent activity) is as follows:

	Common Stock
	Shares	Amount
Balances at July 31, 1993	12,560,730	$1,531,438

Reverse acquisition of Imperial Petroleum, Inc.	8,117,111	259,198
Acquisition of Premier Operating Company	749,000	276,420
Stock issued for mining properties	1,000,000	88,743

Balances at July 31, 1994	22,426,841	2,155,799

Stock issued for services	100,000	17,188
Stock issued for mining properties and equipment	1,500,000	257,812
Balances at July 31, 1995	24,026,841	2,430,799

Stock issued for services	500,000	15,000
Stock issued for mining properties and equipment	1,900,000	57,000
Stock issued for investment	5,000,000	42,188

Balances at July 31, 1996	31,426,841	$2,544,987

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BUSINESS COMBINATION (continued)

	Common Stock
	Shares	Amount
Balances at July 31, 1996	31,426,841	$2,544,987

Reverse split	(26,188,677)	—
Stock issued for mining properties and equipment	45,000	15,270

Balances at July 31, 1997	5,283,164	2,560,257

Stock issued for services	173,575	88,090
Stock issued for mining properties and equipment	860,000	787,500
Stock issued to pay off debt	153,062	101,992

Balances at July 31, 1998	6,469,801	3,537,839

Treasury stock issued in contemplation	1,500,000	—
Stock issued for services	1,036,163	169,154
Stock issued for equity securities	1,972,266	394,454
Stock issued to pay off debt	550,000	106,800

Balances at July 31, 1999	11,528,230	$4,208,247

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BUSINESS COMBINATION (continued)

	Common Stock
	Shares	Amount
Balances at July 31, 1999	11,528,230	$4,208,247

Stock cancelled	(650,000)	—
Stock subscribed	716,666	127,500
Stock issued to pay off interest and debt	909,269	90,926

Balances at July 31, 2000	12,504,165	4,426,673

Stock issued for payment of fees	500,000	40,000
Stock issued to pay off interest and debt	921,111	74,284

Balances at July 31, 2001	13,925,276	$4,540,957

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

Management Fees

The Company receives a $10,000 per month management fee from Warrior Resources, Inc. Warrior Resources, Inc. is under common control and the Company is involved in an as yet to close acquisition of Warrior’s oil & gas properties as of July 31, 2003. During 2003, the Company has earned $94,000 in management fees.

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

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

3. NOTES RECEIVABLE - RELATED PARTIES

Notes receivable from related parties was comprised of the following:

	2003	2002
Warrior Resources (formerly Comanche Energy) - 9% demand note	$—	$110,795
AQ Technologies - 9% demand note	—	81,613

Total	$—	$192,408

The Company owns 33% of Warrior Resources and has control with Jeffrey Wilson as its CEO. During 2003 the monies advanced to Warrior have been combined into its acquisition in progress of Warrior’s oil and gas properties. The Company’s CEO has guaranteed the note receivable from AQ Technologies (See Note 9) and during 2003 the Company wrote-off the funds advanced under this guarantee.

4. PROPERTY, PLANT and EQUIPMENT

The Company’s mining fixed assets consist of the following:

	2003	2002
Oil and gas properties	$1,389,067	$—
Mining claims	74,800	74,800
Equipment	—	1,107
Mine development costs	32,634	32,634
Acquisitions in progress	980,211	4,000
Impairment reserve	(65,674)	(65,674)

Total	$2,411,038	$46,867

The Company has not completed or updated the necessary reserve studies of its mining claims to determine the metal content of the reserves and the related future production costs which affect the recoverability of the capitalized costs. In addition, the Company’s going concern problem, lack of capital and other factors led management to recognize an impairment reserve to reduce the carrying value to management’s estimate of the amount recoverable upon ultimate disposition. The Company intends to continue to hold and use the impaired assets.

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

5. INCOME TAXES

Provisions for income taxes are as follows:

	2003	2002
(in thousands)
Current:
Federal	$—	$—
State	—	—

	$—	$—

Deferred:
Federal	$—	$—
State	—	—

	$—	$—

Income taxes differed from the amounts computed by applying the U.S. federal tax rate as a result of the following:

	2003	2002
	(in thousands)
Computed “expected” tax expense (benefit)	$(106)	$(279)
State income taxes net of federal benefit	—	—
Increase (Decrease) in valuation allowance for deferred tax assets	106	279
Other	—	—

Actual income tax expense	$—	$—

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

5. INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2003	2002
	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$—	$—
Other	—	—

Total deferred tax liabilities	—	—

Deferred tax assets:
Property, plant and equipment	—	—
Unrealized loss on securities	707	649
Net operating losses	1,463	1,415
Other	—	—

Total deferred tax assets	2,170	2,064

Valuation allowance	(2,170)	(2,064)

Net deferred tax assets	—	—

Net deferred tax asset (liability)	$—	$—

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

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

6. NOTES PAYABLE

	2003	2002
Gary S. Williky, promissory note, dated November 24, 1997, principal due on demand plus interest at 9.0%	$40,000	$40,000
Thomas J. Patrick, promissory note, dated December 18, 1997, principal due on demand plus interest at 9.0%	40,000	40,000
Note payable to individuals, currently due, including interest at 8%	200,000	—
Note payable to a company, due in total January 2002, including interest at 10%	86,400	—
Note payable to an individual, due in total January 2003, including interest at 12%	25,000	—
Note payable to an individual, due in total in May 2003	40,000	—
Convertible debenture to a company, due in total by conversion of stock, including interest at 6%	260,000	—

Total	691,400	80,000
Less: current portion	691,400	80,000

Long-term notes payable	$—	$—

During the year, the Company issued its restricted common stock to extend due dates and partially satisfy principal and accrued interest. However, the notes payable are currently in default. The Company is currently negotiating with the parties to extend or renew notes payable.

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

7. NOTES PAYABLE - RELATED PARTY

	2003	2002
H. N. Corporation - 9.0% demand note	$110,473	$124,723
Officer - 10.0% demand note	111,845	111,845
Officer - 7.5% demand note	72,850	82,900
Officer - 9.0% demand note	446,349	446,349

	$741,517	$765,817

During the year, the Company issued 1,236,309 shares of its common stock to extend due dates of related party notes.

8. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its chief executive officer, Jeffrey T. Wilson and a Company owned and controlled by Mr. Wilson, H.N. Corporation. For 2003 and 2002 the Company has accrued an annual salary of $109,500 and $118,500, respectively, for Mr. Wilson. The Company, from time to time, has also entered into loans with its directors, stockholders and related companies (See Notes 3 and 7).

During 2003, the Company issued stock valued at $683,745 and advanced $14,000 in payments of obligations of Warrior Resources, Inc., an affiliate, pursuant to an acquisition of its oil and gas properties.

These transactions were consummated on terms equivalent to those that prevail in arm’s length transactions.

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

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

9. LITIGATION, COMMITMENTS AND CONTINGENCIES (continued)

Commitments (See Note 16)

The Company’s Chief Executive Officer is a guarantor of a note payable of AQ Technologies. The approximate amount of this guarantee at July 31, 2003 is $65,000. The Company has been servicing the note due to AQ Technoligies’ inability to do so. Monthly payments, including principal and interest, under this note are $2,521. During 2003 it was determined that the amounts previously paid under the guarantee would not be collectible and a $120,364 charge off resulted (See Note 3).

The Company’s subsidiary, Powder River Basin Gas Corp., has entered into various oil and gas leases from several land owners. Associated with the agreements, the Company is committed to various royalty agreements ranging from 15% to 25% of gross revenue production. Some of the leases also provide for a minimum royalty. As of July 31, 2003, no royalties were due.

10. BUSINESS SEGMENTS

The Company’s operations involve mining and environmental operations. The following table sets forth information with respect to the industry segments of the Company.

	2003	2002
	(in thousands)
Revenues:
Oil and gas	$—	$—
Mining	—	—
Environmental	—	—
Other	94	—

Total revenues	$94	$—

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

10. BUSINESS SEGMENTS (continued)

	2003	2002
	(in thousands)
Identifiable assets:
Oil and gas	$2,701	$—
Mining	42	42
Environmental	—	1
Other	130	452

	$2,873	$495

Depreciation and depletion:
Oil and gas	$—	$—
Mining	—	—
Environmental	—	—

	$—	$—

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

	July 31, 2003	July 31, 2002
Equity in investee net assets	$2,118,951	$2,118,579
Impairment allowance	2,078,647	1,910,280

Net carrying amount	$40,304	$208,299

Condensed selected financial data of Warrior Resources (unaudited) is as follows:

	July 31, 2003	July 31, 2002
Assets	$28,982,195	$34,404,629
Liabilities	5,150,616	5,258,950

Net assets	$23,831,579	$29,145,679

Net income (loss)	$(5,314,100)	$(5,048,842)

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

13. Net income for 2003 has been adjusted to correct an error, The Company had recognized a gain on extinguishment of $808,508 as a result of its settlement of accrued officers salaries in exchange for warrants with its principal

This adjustment resulted in a decrease in net income for 2003 of $808,508 and an increase to additional paid in capital of $808,508.

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

14. LEASE OBLIGATIONS

During 2002 the Company had a noncancelable operating lease agreement for office space. Total rental expense was $0 and $7,953 in 2003 and 2002, respectively. Currently, the Company offices in Mr. Wilson’s home.

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

15.	GAIN ON EXTINGUISHMENT OF DEBT

During 2003, the Company issued 608,718 shares of its common stock as settlement of the Company’s default on delivery of its silica ore contracts. This transaction resulted in an extraordinary gain of $200,877.

During 2003, the Company issued 1,000,000 warrants, exercisable at $.25, in exchange for $808,508 in accrued officer salary. This transaction resulted in an extraordinary gain of $808,508.

16.	UNEARNED REVENUE

During 2003, the Company reached a settlement agreement to exchange 608,718 shares of its common stock in settlement of this obligation (See Note 15).

17.	ACCRUED EXPENSES

The Company has accrued expenses as of July 31 as follows:

	2003	2002
Accrued officer salary - CEO	$109,500	$808,508
Accrued interest on notes	391,889	274,500

	$501,389	$1,083,008

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

SUPPLEMENTAL INFORMATION

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Supplemental Information

(Unaudited)

Year Ended July 31, 2003

Full Cost
Capitalized Costs Relating to Oil and Gas Producing Activities at July 31, 2003:
Unproved oil and gas properties	$—
Proved oil and gas properties	104,816
Support equipment and facilities	—

104,816
Less accumulated depreciation, depletion, amortization, and impairment	—

Net Capitalized Costs	$104,816

Costs Incurred in Oil and Gas Producing Activities for Year Ended July 31, 2003:
Property acquisition costs
Proved	$104,816
Unproved	—
Exploration costs	—
Development costs	—
Amortization rate per equivalent barrel of production	—

$104,816
Results of Operations for Oil and Gas Producing Activities for the Year Ended July 31, 2003

Oil and gas sales	$—
Production costs	—
Depreciation, depletion and amortization	—

—
Income tax expense	—

Results of operations for oil and gas activities (excluding corporate overhead and financing costs)	$—

Acquisition costs of $1,284,251 are excluded from amortization at July 31, 2003.

IMPERIAL PETROLEUM, INC.

(A Development Stage Company)

Supplemental Information

(Unaudited)

Year Ended July 31, 2003

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States.

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