Form 10-K
period 2004-07-31
IMPERIAL PETROLEUM INC
filed 2006-06-23
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-9923

IMPERIAL PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3386019
(State or other jurisdiction of incorporation or organization	(IRS Employer identification No.)

329 Main Street, Suite 801	47708
Evansville, IN	(Zip Code)

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

FISCAL YEAR ENDED JULY 3l, 2004

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

Unless the context requires otherwise, all references herein to the Company include Imperial Petroleum, Inc., and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation (“Ridgepointe”), I.B. Energy, Inc., an Oklahoma corporation (“I.B. Energy”), Premier Operating Company, a Texas corporation (“Premier”), LaTex Resources International, a Delaware corporation (“LRI”), Phoenix Metals, Inc., a Texas corporation (“Phoenix”) , and Powder River Basin Gas Corp (“Powder River”), a Colorado corporation. Premier and IB Energy, Inc. were sold effective July 31, 1996. LRI and Phoenix were acquired effective April 30, 1997. The operations of LRI ceased in 1997 with the expiration of its remaining foreign activities. Phoenix has conducted limited activities since 1997 as Imperial Environmental Company, although it has not officially changed its name. Eighty- percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City Petroleum, Inc. (“Oil City”), an Oklahoma corporation effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company owns approximately 36% of the common stock of Warrior Resources, Inc., (“Warrior”) an Oklahoma corporation, and carries its ownership under the equity method.

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

At July 31,2004, the Company operated 127 oil and gas wells in Texas, New Mexico, Louisiana and Mississippi and owned an interest in an additional approximately 280 wells operated by others. Net daily production from the Company’s oil and gas properties was approximately 140 Bopd and 918 Mcfpd in July 2004. Currently net production is averaging approximately 180 Bopd and 1200 Mcfpd. Subsequent to year end, the Company assumed operations of the Coquille Bay field in Louisiana which includes an additional 17 oil and gas completions. The Company’s estimated net proven oil and gas reserves as of July 31, 2004 were 789.8 MBO and 17,719.6 MMCFG. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the prior fiscal year.

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

The Company completed the acquisition of a 16% non-operated working interest in the Coquille Bay Field of south Louisiana in May 2004 from Royal-T oil Company for $800,000 which was funded out of additional borrowings from the Company’s revolving line of credit. The properties are located in Plaquemines Parish, Louisiana. Subsequent to year end July 31, 2004, the Company acquired the remaining interests owned by Royal-T and became the operator of the project. The Company’s interest in the project increased to a 22% working interest. Natural gas production from the project began on one well in February 2005. Coquille Bay is presently producing approximately 70 Bopd and 800 Mcfpd from 6 completions. The Company is finalizing the tie-in of an additional 5 completions and expects production to average approximately 200 Bopd and 2,000 Mcfpd. Additional workover operations will be conducted after the field production is stabilized.

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

Subsequent Events

In August 2004 the Company entered into a farmout agreement with EB Germany & Sons to farmout certain rights in Section 6 of the Bovina Field in Mississippi. The agreement expired on its own terms with no activity by Germany.

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

Reserves

Oil and Natural Gas

The following table is a summary, as of July 31, 2004, of the proved reserves of oil and natural gas net to the Company’s interest based upon estimates prepared by the Company. These estimates are based on assumptions the Company believes are reasonable regarding production costs, future production rates and declines. These estimates are based upon constant prices and costs as of July 31, 2004. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company’s control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and could be revised. No estimates have been filed with or included in reports to any Federal Authority or agency other than the Securities and Exchange Commission (“SEC”). The Company has no reserves outside the United States.

	As of July 31, 2004
Category	Oil (MBO)	Natural Gas (MMCF)	Future Net Revenue (M$)	Present Value Discounted @ 10% (M$)
Producing	450.6	2,549	26,492.5	15,818.1
Non-Producing	286.7	3,596	24,192.4	12,549.9
Undeveloped	52.5	11,575	42,824.9	17,173.6
Total Proved	789.8	17,720	71,729.8	45,541.6

Acreage - The following table shows the developed and undeveloped leasehold acreage held by the Company as of July 31, 2004:

	Developed Acreage		Undeveloped Acreage
	(1) Gross	(2) Net	(1) Gross	(2) Net
Texas	8,893	8,762	0	0
New Mexico	800	600	0	0
Louisiana	720	370	0	0
Mississippi	960	912	0	0
Various	82,984	996	0	0
Total	94,357	11,640	0	0

Productive Wells - The following table summarizes the productive oil and gas wells in which the Company had an interest at July 31, 2004:

	Oil Wells		Gas Wells		Total
	(1)Gross	(2)Net	(1)Gross	(2)Net	(1)Gross	(2)Net
Texas	60	8	19	18	79	76
New Mexico	23	23	0	0	23	23
Louisiana	21	21	18	3.7	39	24.7
Mississippi	0	0	3	2.85	3	2.85
Other	110	0.55	170	0.85	280	1.40

Total	214	102.55	210	25.4	424	127.95

(1)	A “gross acre” or a “gross well” is an acre or well in which a working interest is owned by the Company and the number of gross acres or gross wells is the total number of acres or wells in which a working interest is owned by the Company.

(2)	A “net acre” or a “net well” exists when the sum of the Company’s fractional ownership interests in gross acres or gross wells equals one. The number of net acres or net wells is the sum of the fractional interests owned in gross acres or gross wells, and does not include any royalty, overriding royalty or reversionary interests.

Production, Price and Cost Data - The following table summarizes certain information relating to the production, price and cost data for the Company for the fiscal years ended, July 31, 2004, 2003, 2002.

	Year Ended July 31
	2004	2003	2002
Oil:
Production (Bbls)	22,540	74	0
Revenue	$896,167	1,901	0
Average barrels per day	62	0	0
Average sales price per barrel	$39.76	25.69	0

Natural Gas:
Production (Mcf)	202,316	2,158	0
Revenue	$1,035,426	10,766	0
Average Mcf per day	554	6	0
Average sales price per Mcf	$5.11	4.99	0

Production costs(1)	$791,741	38,367	0
Equivalent (Bbls)	56,259	433	0
Production costs per equivalent bbl	$14.07	88.61	0
Total oil and gas revenues	$1,931,593	12,667	0

(1)	Includes expense workovers
(2)	Gas production is converted to barrel equivalents at the rate of six Mcf per barrel representing the estimated relative energy content of natural gas to oil.

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

Reserves

Mining

The following table sets forth estimates as of July 31, 2004 of the mineral reserves net to the Company’s interest in each of the Company’s claim groups as prepared by independent engineers and geologists and by the Company. These estimates are based upon extensive sampling and testing on the Company’s properties and are based on assumptions the Company believes are reasonable regarding production costs, metallurgical recoveries and mineral prices. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company’s control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and that plans for mining could be revised.

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

As of July 31, 2004 Net Mineable Reserves

Claim Group	Location	Acres	Gold Grade	Gold	Copper
UFO Mine (l)	Arizona	400	0	0	600,000
Duke Mine	Utah	1,920	0.10	4,883,750
Total		2,320	0.10	4,883,750	600,000

Gold Grade (oz/ton) ;Gold(oz); Copper(lbs)

(1)	Copper reserves are based upon 400 million pounds at an average grade of 3% and adjusted for the Company’s interest in the Joint Venture.

Oil and Natural Gas Development:

Major Properties

Bovina Field: The Bovina field covers some 1,600 acres of leasehold in Warren County, Mississippi. The Company operates one producing well flowing at a rate of 0.4 MMCFPD from the Cotton Valley formation at a depth of approximately 16,000 ft. The Bovine Unit 7-2#1 well is currently being worked over to install a pumping unit. The Company expects the well to produce at 100 Bopd and 200 Mcfpd. The Bovina Unit 7-2#2 is shut in capable of producing 20 Bopd and 200 Bwpd from the Rodessa sand, however, it will require a pumping unit and saltwater disposal facilities to produce economically. The Bovina field has upside potential through uphole recompletions into the Hosston and other shallower formations and in the drilling of undeveloped locations. The Cauthen well is being worked over to isolate the Cotton Valley “D” sand, additionally perforate the “B” zone and perform a small acid stimulation job. The Company expects a rate of about 250 mcfpd. The well has a tendency to plug off with salt from time to time and requires cleanout. Several additional zones are available uphole.

Bethany/Carthage Fields: The Bethany and Carthage fields produce from the Hosston, Travis Peak and Pettit formations at depths ranging from 11,000 feet to 7,000 feet. The Company operates 5 producing wells and three wells awaiting the installation of gas metering facilities by the pipeline companies before production will commence. Current production is approximately 0.5 Mcfpd. These wells have additional behind pipe reserves as well as proven undeveloped locations to reduce the current spacing pattern within this area. Recently the Company completed a farmout of the Moss Unit acreage and three new Cotton Valley wells have been drilled and completed, each producing approximately 1 MMcfpd. The Company is planning a workover of the Stroud #1 which is estimated to produce at rates of 150 Mcfpd and 10 Bopd. The Company is currently setting pumping equipment on the Mittie Horton which is estimated to produce at a rate of 10 Bopd and 100 Mcfpd. The well has a shut-in pressure of 1,800#. The Ned Dean is flowing back after a remedial workover at approximately 105 Mcfpd and 40 Bwpd with 1,300 # ftp on a 7/64ths choke, but continuously loads up and will require further workover expenditures to clean out the wellbore and isolate the water zone. The Company will be installing a separator on the Burnett #1 ahead of a frac job that is planned and expects pre-frac production of 100 Mcfpd. Most of the wells have additional behind pipe zones available for future recompletions. In addition with the recent activity in the area and given the Company’s significant acreage position, several additional locations have been included as proved undeveloped locations, although the Company believes that a significantly greater number of drilling locations are available than included in the reserve reports as the spacing of the Cotton Valley fields in this area is further reduced to 40 acres.

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

Kentucky Properties: The Kentucky properties are located in two fields in western Kentucky, the Shrewsbury field, in Grayson county and the Claymour Field, in Todd county. Both properties required new leases be obtained, and that effort has been underway by the Company. Subsequent to year end July 31, 2004, the Company has acquired a total of approximately 3,500 acres in the Claymour area. In the Shrewsbury field 15 wells have been drilled and cased through the New Albany Shale Gas Zone at 1,500 feet but were not completed due to the bankruptcy of Rexplore, which owned the wells at the time. After emerging from bankruptcy the new manager of the properties elected not to complete the development, due to lack of available funds, and as a result the leases lapsed. The Company is attempting to negotiate a new lease agreement. The New Albany Shale wells will be capable of producing approximately 35 Mcfpd and where the wellbore also penetrated the more prolific Salem Warsaw gas zone (6 wells) the wells are expected to conservatively produce at a combined rate of 75 Mcfpd, although significantly higher rates may be achieved. Pipeline access is available within 1 mile of the lease.

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

Principal Exploration and Development Projects: Mining Ventures:

United States

UFO Mine - Until the formation of the Joint Venture, subsequent to year end 1998, the Company operated the UFO Mine and Rumico Millsite located in Yavapai County, Arizona comprising some 400 acres of unpatented mining claims. The principal resource discovered to date is copper. Strip mining operations were initiated under a small miner’s exemption July 1992 to verify the quality of the ore body and evaluate the economics of the mine. A limited core-drilling program was completed in March 1993 and a pilot operation was conducted using the millsite facilities to determine actual recoveries of copper As a result the Company has estimated the property’s copper reserves at 12,000, 000 lbs. based upon an average grade of 3%. Working capital limitations had limited the

Company’s development of the mining property, in favor of other projects. And as a result, the Company entered into a Mining Joint Venture in November 1997. The property, was subject to an acquisition note with the former owners requiring the payment of $1,000,000. The note had been extended several times by the holder and the mining claims served as collateral for the note. The Company negotiated a Mining Joint Venture with Mr. Zane Pasma in November 1997 that retired the note payable and secured the return of 1,000,000 shares of the Company’s common stock (pre-split) for the assignment of the Company’s interest in the Lone Star claims and a contribution of the Company’s interest in the Congress Mill Site facility. The Company retained a 5% carried interest in the Mining Joint Venture through the initial $6.0 million spent by the Joint Venture to develop the property. Mr. Pasma manages the Mining Joint Venture and began initial operations in 1998. The results of initial recovery tests for platinum group metals were disappointing and the Joint Venture Manager suspended operations to seek an industry partner or other financing for the development of the copper and gold reserves known to exist on the claims. The Company does not expect any activity during the current fiscal year.

Duke Mine - The focus of the Company’s activity related to the Duke Mine during fiscal 2004 has been to seek a partner to finance or joint venture the operations on the Duke Mine located in San Juan County, Utah. The property comprises some 2,240 acres of unpatented mining claims in the Dry Valley Gold Claim area. Access to the property is excellent via blacktop roads adjacent to the claims. The property is located some 20 miles south of Moab, Utah. The primary mineralization at the Duke Mine occurs as microscopic gold located in very fine grain placer material. Sieve analysis of the sand indicates that about 71 % of the material are larger than 200 mesh. Recovery tests have been conducted on a grid sampling pattern throughout the claim area utilizing the Cosmos Concentrator and indicate an average recovery of 0.10 ounces/ton of free gold. Because of the nature of the placer material and in particular its size, mining and process recovery operations will be significantly simplified, thereby reducing costs. The Company has, subsequent to its initial reserve report, conducted additional recovery tests utilizing other equipment in addition to the Cosmos Concentrator with similar results. Water is readily available, however, drilling is required.

The Company began production at the Duke Mine during the first quarter of fiscal 1998 on a pilot operation. A portable Cosmos Concentrator was purchased and was moved on site. The facility should be capable of processing about 100 tons of placer material per day, however initial operations were conducted at rates of 20 tons per day. The Company spent approximately $185,000 to begin operations at this level and operated under a small miner’s permit exemption. Pilot plant results were encouraging despite mechanical start-up problems. Upon completion of its pilot tests, the Company suspended any further operations until construction of a full-scale modular facility can be completed. Subject to capital availability, permitting and construction schedules, the cost to construct a full scale facility is approximately $8.0 million to achieve a capacity of 10,000 tons per day. The present claims owned by the Company contain approximately 48,837,500 tons of placer material. Presently there are 5 other companies active in the development of claims in the vicinity of the Duke Mine. The Company entered into discussions with a mining company to provide the capital and manage the development of the mine and completed an agreement in connection with the change of control of Warrior Resources, Inc. in which the Company would retain a 5% net smelter royalty and relinquish operations of the Duke Mine. No assurances can be given that the mining partner will perform at this time. In the event that development of the Duke Mine is not undertaken timely, the Company has the right to resume control of the claims and mine.

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

The Company currently sells a substantial portion of its oil and gas production on “spot” market or short term contracts. During the year ended July 31, 2004, the Company sold approximately 17.1%, 18.1% and 12.5% of its oil and gas to Plains Marketing, Duke Energy and Navajo Refining, respectively. The Company does not believe that the loss of either of these purchasers would significantly impair its operation.

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

The Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola county, Texas. The Crump Unit encompasses the Company’s Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff’s damages resulting from the Company’s failure to develop the property. The damages are unspecified. At year end July 31, 2004, no further discovery had occurred in the case. Subsequent to year end, the Company executed a farmout agreement with Burke Royalty, a co-defendant in the suit, regarding the acreage in question. A settlement of the case has subsequently been reached and the Company’s farmout terms with Burke will remain the same.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market For Registrant’s Common Stock; and Related Stockholder Matters.

The Company’s common stock is traded in the over-the-counter market. From 1984 to 1997 trading had been so limited and sporadic that it was not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company was advised that trading in its shares resumed in September 1997 and the Company’s stock was quoted at approximately $0.25 per share in sporadic trading. At July 31, 2004, the approximate bid price for the Company’s common stock was $0. 15 per share and the approximate asked price was $0.25 per share. Subsequent to year end, as a result of the delays in filing its annual report on Form 10-K, the Company received notification from the NASD that its shares would no longer qualify for listing on the Bulletin Board until such time as its filings had been brought current. Consequently, the Company’s shares were removed from the Bulletin board and are now listed in the OTC Pink Sheets under the symbol IPTM. The Company expects its shares to resume trading on the Bulletin Board after its filings are completed.

No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

There are approximately 631 holders of record of the Company’s common stock.

Item 6. Selected Financial Data

	2004	2003	2002	2001	2000
Operating Revenue	1,931,593	0	0	0	0
Income (loss) from Continuing opns	503,982	(1,342,321)	(855,719)	(1,282,523)	(952,854)
Net Income (loss)	(1,170,518)	(1,321,597)	(820,242)	(1,373,443)	(1,013,299)
Net Income (loss) Per share	(0.03)	(0.05)	(0.05)	(0.10)	(0.08)
Total Assets	16,782,621	2,535,734	495,090	644,323	1,426,813
Stockholder's Equity	308,644	67,934	(1,830,357)	(1,677,054)	(673,594)
Cash Dividends Paid per Common Share	0	0	0	0	0
Number of Outstanding Shares (weighted)	35,648,103	24,777,057	16,598,593	13,144,969	12,560,958

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

Crude oil and natural gas prices increased significantly during the second half of fiscal 2004 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $43.40/Bbl for oil and $5.84 per Mmbtu for natural gas at July 31, 2004. Since that time prices have continued to remain higher than the fiscal year end levels. Most recently the forward “strip” price for oil and natural gas as posted by the NYMEX representing the average of the next 24 months is approximately $51.70/Bbl and $7.05/Mmbtu. The impact of continued high prices will be positive on cash flow and exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. The Company expects oil and gas prices to continue to fluctuate and to be influenced by Asian economies and potential disruptions in supplies.

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $415.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

Copper prices have fluctuated dramatically since the Company’s acquisition of its copper property with prices ranging from a low of about $0.65 per pound in August 1993 to a high of $1.40 per pound today. Wide variations in copper prices have resulted from the increased demand for electrical wire and copper related products as a result of the continued high growth rate of the economies of the industrialized nations and as a result of periodic reductions in the availability of scrap copper for recycling. Continued fluctuations in the spot price for copper are expected to result from variations in the availability of scrap copper and the continued strong demand from emerging nations. Concerns regarding the economies of the Pacific Rim nations, and in particular Japan, have recently dampened demand for copper and will likely impact its price until such time as stability is achieved in those economies.

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

Total operating expenses for the year ended July 31, 2004 increased to $1,427,611 compared to $ 1,342,321 for the prior year. Oil and gas operating expenses comprised $791,741 of the amount during the current year. Included in the expenses from the previous year were $168,367 in impairment expenses and $231,027 in merger expenses. General and administrative expenses included in the above totals were $400,498 for the year ended July 31, 2004 compared to $942,927 for the prior year and reflect the operations of the Company after the completion of the sale of Powder River and the completion of the financing of the acquisitions in January 2004. The Company expects its general and administrative costs to decrease further during fiscal 2005 to reflect the normal operating levels of the Company’s operations.

The Company incurred an after tax loss of $1,170,518 ($0.03 per share) for the fiscal year ended July 31, 2004 compared to a loss of $1,321,597 ($0.05 per share) for the prior year. The Company incurred a cost of $1,106,151 for interest costs for the year and charges for loan amortization costs of $234,241 and a loss on the sale of the Powder River subsidiary of $395,557. Interest expense for the year ended July 31, 2003 was $80,292. The Company expects to continue to incur losses during the early development of its oil and gas business.

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

Operating expenses for the year ended July 31, 2002 were $855,719 and for the year ended July 31, 2001 were $1,282,523. General and administrative expenses increased to $466,875 for the year ended July 31, 2002 from $285,281 for the year ended July 31, 2001, and reflects the expenses associated with the purchase of control of Warrior, the development of the Rx Power business, the environmental business and funding of engineering and other overhead costs from the prior year.

The Company incurred an after tax net loss of $820,242 ($0.05 per share) for the year ended July 31, 2002 compared to an after tax net loss of $1,373,443 ($0.10 per share) for the year ended July 31, 2001. The net loss includes impairment losses as a result of the Warrior acquisition of $388,844 and $997,242 for the years ended July 31, 2002 and July 31, 2001 respectively. The balance of the net loss is a result of general and administrative costs incurred.

Capital Resources and Liquidity.

Because of the closing of the Hillside and Warrior asset acquisitions, the Company’s capital requirements relate primarily to the remedial efforts to return the Hillside wells to production and to workover operations on various Warrior wells to increase production. The Company has a great deal of flexibility in the timing and amount of these expenditures. Capital expenditures for the most recent year totaled $1,687,659 which was funded from borrowings under the Company’s credit facility and out of cash flow generated by the properties.

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

As a result of the Hillside and Warrior acquisitions, the Company completed an $18 million revolving financing of which approximately $11 million was required at closing, including approximately $0.25 million in working capital and $0.6 million in development capital for workovers. The availability under the revolving loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. Under monthly calculations of the Borrowing Base, adjusted for production and prices, the calculated Borrowing Base as of July 31, 2004 was approximately $16.2 million. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for July 2004 was 12.5%). The Revolving

Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. As of July 31, 2004 the Company was in compliance with its loan covenants. Subsequent to year end, however the Company is not in compliance with certain of the financial covenants of its Loan and expects to receive a waiver of certain deficiencies in its financial covenants relative to the Revolving Loan Commitment, subject to certain conditions to the granting of the waiver.

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

The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $559,083 as of July 31, 2004. These funds have been used to initiate the Company’s oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future and the existing credit facilities will be sufficient to fund the Company’s ongoing needs.

At July 31, 2004, the Company had current assets of $786,792 and current liabilities of $2,904,715, which resulted in negative working capital of $2,117,923. The negative working capital position is comprised of trade accounts payable including accounts of Hillside and Warrior assumed by the Company as a result of the acquisition of $1,308,057, of accrued expenses payable of $561,788 consisting primarily of interest and accrued salaries payable to the Company’s President, notes payable to the Company’s President of $559,083, and third party notes payable of $516,320. As of July 31, 2004 the Company had cash and cash equivalents of $375,000.

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

Item 9a. Controls and Procedures.

In connection with the preparation of this annual report on Form 10-K, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2004, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of July 31, 2004, as a result of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

Weaver & Tidwell LLP, the Company’s auditors for the year ended July 31, 2004, notified the Audit Committee in connection with its audit as of July 31, 2004 that a material weakness existed in the Company’s internal controls such that in its belief “the accounting personnel of the Company did not possess the necessary skills to achieve accurate financial reporting in accordance with U.S. generally accepted accounting principals nor the requirements of the Exchange Act Rules 13a-14 and 15d-14. Furthermore Weaver & Tidwell LLP advised the Audit Committee that a reportable condition was also noted in the Company’s internal controls in regards to segregation of duties and that the Company should take steps to segregate duties in the accounting function to assist in alleviating these control deficiencies.

The material weaknesses identified by Weaver & Tidwell LLP are the result, primarily of the Company retaining a very limited internal staff with multiple responsibilities until such time as it completes its pending merger with United Heritage Corporation. The Company’s management accepted the comments and recommendations of Weaver & Tidwell LLP without dispute.

The Company’s Certifying Officers have concluded based on their evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Exchange Act, as of the end of the period covered by this Report, that certain improvements and modifications to the Company’s internal accounting processes were required to ensure that material information was accumulated and communicated to management, including the Company’s Certifying Officers, as appropriate to allow timely decisions regarding required disclosure in the Company’s filings with the Securities and Exchange Commission. In that regard, the Company determined that it would engage third party accountants to assist the Company in compiling its financial information for the year ended July 31, 2004 and subsequently, as a matter of its regular business practice until such time as the Company may retain additional internal accounting staff. The Company’s Certifying Officers believe that the engagement of additional accounting expertise to assist in book keeping and the compilation of its financial information will ensure that in the future its accounting processes will be effective.

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

Name	Age	Position
Jeffrey T. Wilson	51	Director, Chairman of the Board, President and Chief Executive Officer

Annalee C. Wilson	47	Director

Aaron M. Wilson	25	Director

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

Item 11. Executive Compensation.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company’s Chairman of the Board, President and Chief Executive Officer and (2) other compensation paid to officers and directors of the Company. Except as provided in the table below, during the three fiscal years ended July 31, 2004, 2003 and 2002 (i) no restricted stock awards were granted, (ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

The Company began accruing salary due to Jeffrey T. Wilson in January 1994. Mr. Wilson agreed to accept 1.0 million warrants exercisable at $0.25 per share in exchange for the retirement of $808,508 in accrued salaries. Mr. Wilson began receiving payment of his monthly salary in January 2004.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Awards Warrants
Name and Principal Position	Year	Salary	Bonus	# shares

Jeffrey T. Wilson	2004	$93,750	—	—
	2003	$109,500	—	—
	2002	$118,500	—	200,000

Annalee C. Wilson	2004	—	—	—
	2003	—	—	—
	2002	—	—	—

Aaron M. Wilson	2004	—	—	—
	2003	—	—	—
	2002	—	—	—

None of the executive officers listed received prerequisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officers. Annalee C. Wilson and Aaron M. Wilson were not directors of the Company during fiscal 2003, and neither received any compensation from the Company during that period.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of July 31, 2004, the Company has 39,873,103 issued and outstanding shares of common stock. The following table sets forth, as of July 31, 2004, the number and percentage of shares of common stock of the Company owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company,

(iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company’s common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31,2004, the Company had approximately 631 holders of common stock of record.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Jeffrey T. Wilson (1)	6,428,316	16.1%
Annalee C. Wilson(2)	1,671,162	4.2%
Aaron M. Wilson (3)	203,234	0.5%
All officers and directors as a Group (3 people) at 7/31/2004	8,302,712	20.8%
HN Corporation(4)	1,621,555	4.2%
Estate of Luther Henderson(5)	2,266,457	5.7%
Taghmen Ventures Ltd(6)	2,650,000	6.6%
RAB Special Situations LP(7)	2,000,000	5.0%
Total officers, directors and 5% shareholders	16,840,724	42.2%

(1)	The mailing address of Mr. Jeffrey Wilson is 11600 German Pines, Evansville, IN 47725. Includes 589,584 shares held jointly with Mrs. Wilson; includes 539,977 shares owned by HN Corporation in which Mr. Wilson owns 33.3%. Does not include 300,000 shares held in Trust by Old National Bank for Mr. Wilson’s children.
(2)	The mailing address of Mrs. Annalee Wilson is 11600 German Pines, Evansville, IN 47725. Includes 589,584 shares held jointly with Mr. Wilson; includes 1,081,578 shares owned by HN Corporation in which Mrs. Wilson owns 66.7%. Does not include 300,000 shares held in Trust by Old National Bank for Mrs. Wilson’s children.
(3)	The mailing address for Mr. Aaron Wilson is 11600 German Pines Drive, Evansville, IN 47725. Includes 203,234 shares held in Trust by Old National Bank.
(4)	The mailing address of HN Corporation is 3117 N First Ave., Evansville, IN 47710. Mrs. Annalee Wilson is the President of HN Corporation, Jeffrey T. Wilson is the Vice President of HN Corporation and Aaron M. Wilson is a Vice President of HN Corporation.

(5)	The Executor of Mr. Henderson’s Estate is Mr. Ajit Jhangiani. The address is 5608 Malvey, Suite 104, Fort Worth, TX 76107.
(6)	The address of Taghmen Ventures Ltd. is EFG House, St Julian’s Avenue, St Peter Port Guernsey
(7)	The mailing address of RAB Special Situations LP is C/O Morgan Stanley 25 Cabot Square, 3rd Floor, Canary Wharf, London, E144QA

Item 13. Certain Relationships and Related Transactions.

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $559,083 in principal as of July 31, 2004.

HN Corporation, a private retail company owned by Mr. Wilson and his wife, has made unsecured loans to the Company from time-to-time which total $0 in principal as of July 31, 2004. Annalee Wilson serves as the President of HN Corporation and owns 66.7% of its common stock, Jeffrey T. Wilson serves as the Vice President and Secretary of HN Corporation and owns 33.3% of its stock and Aaron M. Wilson serves as a Vice President of HN Corporation.

Item 14. Principal Accountant Fees and Services.

The following table presents the fees for professional audit services rendered by Weaver & Tidwell LLP for the audit of the Company’s annual consolidated financial statements for the fiscal year ended July 31, 2004 and for Briscoe Burke & Grigsby LLP, our previous auditors, for the fiscal year ended July 31, 2003, and fees for other services rendered by each during those periods:

Fee Category	Fiscal 2004	Fisical 2003
Audit Fees	$30,000	$10,463
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$30,000	$10,463

Audit fees include fees related to the services rendered in connection with the annual audit of the Company’s consolidated financial statements, the quarterly reviews of the Company’s quarterly reports on Form 10-Q and the reviews of and other services related to registration statements and other offering memoranda. The audit fees in 2004 were substantially greater than in 2003 due to the increase in activity of the Company.

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

All of the services for 2003 and 2004 were performed by the full-time, permanent employees of Weaver & Tidwell LLP and Briscoe Burke & Grigsby LLP, respectively.

All of the 2004 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors to the extent that rule was applicable during fiscal year 2004. The Audit Committee has considered whether the provisions of such services, including non-audit services, by Weaver & Tidwell LLP is compatible with maintaining Weaver & Tidwell LLP’s independence and has concluded that it is.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements

Financial Statements of Imperial Petroleum, Inc.

Reports of Independent Public Accountants; Consolidated Balance Sheets as of July 31, 2004 and 2003; Consolidated Statements of Operations for the years ended July 31, 2004, 2003, and 2002; Consolidated Statements of Stockholder Equity for the years ended July 31, 2004, 2003, and 2002; Consolidated Statements of Cash Flows for the years ended July 31, 2004, 2003, and 2002; Notes to Consolidated Financial Statements.

Supplemental Financial Information

Schedule II - Amounts Receivable from Related Parties. Other Schedules are omitted as they are not required.

(b) Reports on Form 8-K.

Report on Form 8-K filed December 30, 2004 with the Securities and Exchange Commission.

(c) Exhibits. None.

3.1	Certificate of Incorporation of the Registrant incorporated herein by reference to Exhibit of the Form 10.

3.2	Bylaws of the Registrant incorporated herein by reference to Exhibit B of the Form 10.

4.	Instruments defining the rights of security holders, including indentures. Not applicable.

9.	Voting Trust Agreement. Not applicable.

11	Statement re: computation of per share earnings. Not applicable.

12	Statement re: computation of ratios. Not applicable.

13	Annual Report to security holders, Form 10-Q, or quarterly report to security holders. Not applicable.

16	Letter re change in certifying accountant. Included by reference.

18	Letter re: change in accounting principles. Not applicable.

21	Subsidiaries of the Registrant.

22	Published report regarding matters submitted to vote of security holders. Included by reference.

23	Consents of experts and counsel. Not applicable.

24	Power of Attorney. Not applicable.

27	Financial Data Schedule. Not applicable.

28	Information from reports furnished to state insurance regulatory authorities. Not applicable;

31.1	Certification

32	Certification Pursuant To 18 U.S.C. Section 1350

99	Additional Exhibits; Not applicable.

IMPERIAL PETROLEUM, INC.

and

SUBSIDIARIES

CONSOLIDATED

FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2004 and 2003

IMPERIAL PETROLEUM, INC.

July 31, 2004 and 2003

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

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas

June 8, 2005

IMPERIAL PETROLEUM, INC.

Consolidated Balance Sheets

July 31, 2004 and 2003

	2004	2003
ASSETS

Current assets:
Cash	$—	$—
Certificates of Deposit	375,000	—
Accounts Receivable	411,792	—
Prepaids	—	84,393

Total current assets	786,792	84,393

Property, plant and equipment:
Mining claims, options and development costs	41,760	41,760
Oil and gas properties (full cost method)	15,072,420	1,389,067
Acquisition in progress	—	980,211

	15,114,180	2,411,038

Less: accumulated depreciation, depletion and amortization	(233,449)	—

Net property, plant and equipment	14,880,731	2,411,038

Other assets:

Deposits	15,500	—
Investments	36,506	40,303
Deferred financing expense-net	1,063,092

Total other assets	1,115,098	40,303

TOTAL ASSETS	$16,782,621	$2,535,734

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Balance Sheets

July 31, 2004 and 2003

	2004	2003
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,308,057	$179,974
Accrued expenses	561,788	501,389
Notes payable-current portion	516,320	691,400
Notes payable-related parties	518,550	741,517

Total current liabilities	2,904,715	2,114,280

Asset retirement obligation	230,793	—
Long-term liabilities:
Notes payable	650,000	—
Line of Credit	12,688,469	—
Deferred income taxes	—	—

Total long-term liabilities	13,338,469	—

Minority interest	—	353,520

Stockholders’ equity:
Common stock of $.006 par value, authorized 50,000,000 shares; 39,873,103 and 30,948,103 issued, respectively	239,239	185,689
Paid-in capital	9,339,644	7,981,966
Retained deficit	(8,562,935)	(7,392,417)
Treasury stock, at cost (1,368,957 and 1,368,957 respectively)	(707,304)	(707,304)

Total stockholders’ equity	308,644	67,934

TOTAL LIABILITIES and STOCKHOLDERS’ EQUITY	16,782,621	$2,535,734

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Operations

For the Years Ended July 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues and other income:

Oil and gas	$1,931,593	$—	$—

Total operating income	1,931,593	—	—

Costs and expenses:
Production costs and taxes	791,741	—	—
Mining lease expense	1,923	—	—
Impairment loss	—	168,367	388,844
General and administrative	400,498	942,927	466,875
Merger expenses	—	231,027	—
Depreciation, depletion and amortization	233,449	—	—

Total costs and expenses	1,427,611	1,342,321	855,719

Net Income (Loss) from operations	503,982	(1,342,321)	(855,719)

Other income and (expense):
Interest expense	(1,106,151)	(80,292)	(78,788)
Interest income	4,076	—	25,433
Amortization of loan fees	(234,241)	—	—
Management fees	74,000	94,000	—
Other income (expense)	(16,627)	7,016	88,832
Gain (loss) on sale of assets	(395,557)	—	—

Net loss before income tax	(1,170,518)	(1,321,597)	(820,242)
Provision for income taxes:
Current	—	—	—
Deferred	—	—	—
Total benefit from income taxes	—	—	—

Net loss	$(1,170,518)	$(1,321,597)	$(820,242)

Loss per share	$(.03)	$(.05)	$(.05)

Weighted average shares outstanding	35,648,103	24,777,057	16,598,593

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Stockholders' Equity

For the Years Ended July 31, 2004, 2003 and 2002

	Total Retained Deficit	Treasury Stock	Stockholder's Equity(Deficit)	Common Stock		Additional Paid-In Capital
				Shares	Par Value
Balances at July 31, 2001	13,925,276	$83,552	$4,069,776	$(5,250,578)	$(579,804)	$1,677,054)
Investments in Warrior Resources	2,948,457	17,691	359,712	—	—	377,403
Stock issued for payment of fees	1,436,722	8,620	233,933	—	—	242,553
Stock issued to pay off interest and debt	1,053,491	6,321	97,175	—	—	103,496
Stock held pending financing	20,000,000	120,000	1,416,000	—	(1,536,000)	—
Default on subscribed stock	—	—	70,987	—	(127,500)	(56,513)
Net loss for the period	—	—	—	(820,242)	—	(820,242)
Balances at July 31, 2002	39,363,946	236,184	6,247,583	(6,070,820)	(2,243,304)	(1,830,357)
Stock issued in acquisitions	6,567,130	39,401	1,297,280	—	—	1,336,681
Stock issued for payment of fees	3,172,000	19,032	575,458	—	—	594,490
Stock issued to pay off interest and debt	1,845,027	11,072	268,260	—	—	279,332
Stock returned from failed financing	(20,000,000)	(120,000)	(1,416,000)		—	1,536,000
Warrants issued for officer salary	—	—	1,009,385	—	—	1,009,385
Net loss for the period	—	—	—	(1,321,597)	—	(1,321,597)
Balances at July 31, 2003	30,948,103	185,689	7,981,966	(7,392,417)	(707,304)	67,934
Stock issued for cash	2,084,500	12,495	197,505	—	—	210,000
Stock issued for acquisitions	5,290,500	31,755	801,023	—	—	832,778
Stock issued to pay off debt	1,550,000	9,300	359,150	—	—	368,450
Net loss for the period	—	—	—	(1,170,518)	—	(1,170,518)
Balance at July 31, 2004	39,873,103	$239,239	$9,339,644	$(8,562,935)	$(707,304)	$308,644

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2004, 2003 and 2002

	2004	2003	2002
Operating activities:
Net loss	$(1,170,518)	$(1,321,597)	$(820,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	467,690		—
Expenses paid with common stock	—	764,696	242,554
Loss (Gain) on sale and disposal of assets	395,557		—
Write-offs and impairments	—	200,561	329,417
Change in accounts receivable	(105,868)	—	—
Change in accrued interest receivable	—	—	(25,435)
Change in other assets	84,392	—	—
Change in accounts payable	(102,170)	30,000	(9,542)
Change in accrued expenses	957,825	189,791	195,190

Net cash provided by (used in) operating activities	526,908	(136,549)	(88,058)

Investing activities:
Purchase of oil & gas properties	(11,578,191)	(42,020)	—
Proceeds from notes receivable - related party	3,798	—	—
Proceeds from notes receivable - other	—	—	10,353
Purchases of certificates of deposit	(375,000)	—	—
Proceeds of sale of assets	175,000	—	—

Net cash provided by (used in) investing activities	$(11,774,393)	$(42,020)	$10,353

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2004, 2003 and 2002

	2004	2003	2002
Financing activities:
Proceeds from notes payable	$13,260,978	$200,000	$—
Payments on notes payable	(884,031)	—	—
Proceeds from notes payable - related party	33,100	—	79,500
Payments on notes payable - related party	(75,229)	(24,300)	—
Payments of deferred financing costs	(1,297,333)	—	—
Proceeds from sale of stock	210,000	—	—

Net cash provided by financing activities	$11,247,485	175,700	79,500

Net change in cash and cash equivalents	—	(2,869)	1,795

Cash and cash equivalents, beginning of year	—	2,869	1,074

Cash and cash equivalents, end of year	$—	$—	$2,869

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$181,151	$—	$—
Income taxes	—	—	—

Supplemental schedule of non-cash investing and financing activities:
Stock issued for fixed assets	720,000	$1,287,790	$—
Stock issued for services and interest	—	764,696	242,554
Stock issued for investment	—	—	377,403
Impairments and write-offs	—	172,367	329,417
Stock issued to extinguish debt	140,305	1,009,385	103,496
Stock issued to extinguish accrued expenses	228,145

Total	$1,088,450	$3,234,238	$1,052,870

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Imperial Petroleum, Inc. (the “Company”), a publicly held corporation, was organized under the laws of the state of Nevada.

The Company’s principal business consists of oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. The Company had no mining activity during 2004.

The Company has been engaged, through its wholly owned subsidiary Imperial Environmental Company, in developing and marketing water filtration systems to municipalities.

Basis of Presentation

The July 31, 2004, 2003 and 2002 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., and Imperial Environmental Company(formerly Phoenix Metals, Inc.) and its proportionate share of the assets, liabilities, revenues and expenses of Powder River Basin Gas Corporation(PRBGC), for which the company was the majority owner for the year ended July 31, 2003. The Company sold its controlling interest in PRBGC during fiscal 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Development Stage

The Company became a development stage company in 1993 when it acquired Ridgepointe Mining Company and focused its efforts toward mining, eventually divesting its oil and gas properties. The Company is pursuing its re-entry into the oil and gas industry and thus remained a development stage company until it completed its acquisitions in 2004. As a result of the acquisitions of assets from Warrior Resources, Inc. and Hillside Oil & Gas LLC, the Company will no longer be a development stage company beginning with its year ended July 31, 2004.

Financial Condition

The Company’s financial statements for the year ended July 31, 2004 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $1,170,518, $1,321,597, and $820,242 for the years ended July 31, 2004, 2003 and 2002, respectively, and as of July 31, 2004 has an accumulated deficit of $8,562,935.

Management Plans to Continue As A Going Concern

The Company believes that it has sufficient financing under its existing $18.65 million debt facility and sufficient cash flow from operations to continue as a going concern. As of July 31, 2004 the Company had incurred debt under the facility of $13.34 million to acquire its oil and gas properties. During 2004, the Company’s oil and gas interests provided positive cash flow of $0.53 million before debt service, taxes, depreciation, depletion and amortization.

Subsequent to year end, the Company has announced a merger agreement with United Heritage Corporation in which UHCP will acquire the Company in an exchange of common stock on the basis of 1 share of UHCP for each 3 shares of the Company. Management of the Company will become the management of UHCP after the merger. In connection with the merger, the Company has received a letter of intent to provide $10.0 million in new equity to the combined entity for use to reduce debt and develop the combined entity’s oil and gas assets. UHCP has substantial oil and gas reserves that are primarily undeveloped. Its operations are in New Mexico and southwest Texas. Management continues to pursue other acquisitions and merger opportunities.

Use of Estimates

The presentation of financial statements in conformity with generally accepted U.S. accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates of oil and gas reserves are inherently imprecise and may change materially in the near term.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Bad debts on receivables are evaluated periodically and charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts is included in the financial statements. During 2004, 2003 and 2002 the Company charged off $0, $120,364, and $27,167 respectively.

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

Management Fees

The Company received management fees from Warrior Resources, Inc. Warrior Resources, Inc. is under common control of the Company. On January 16, 2004 the Company acquired all of the assets and certain liabilities of Warrior Resources, Inc. During 2004, 2003 and 2002, the Company earned $74,000, $94,000, and $0 respectively in management fees as reflected in other income. The payment of management fees terminated with the closing of the acquisition.

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

The Company currently operates in the oil and gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company’s major purchasers of its oil and gas during 2004 were Plains Marketing, Duke Energy and Navajo Refining accounting for 17.1%, 18.1% and 12.5 % or revenues respectively.

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

Amortization of Financing Fees

Deferred financing fees are amortized ratably over the term of the related debt. Amortization expense for 2004, 2003 and 2002 was $234,241, $0 and $0, respectively.

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

Reclassification

Certain amounts in the 2002 and 2003 consolidated financial statements were reclassified in 2004.

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

SFAS 123R: On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supercedes APB opinion No. 25, Accounting for Stock Issued to employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement become effective for our year-ended July 31, 2005. Management does not believe this statement will impact our consolidated financial statements.

2. PROPERTY, PLANT and EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	2004	2003
Oil and gas properties	14,817,570	$1,389,067
Mining claims	74,800	74,800
Oil and gas equipment	254,850	—
Mine development costs	32,634	32,634
Acquisitions in progress	—	980,211
Impairment reserve	(65,674)	(65,674)

Total	$15,114,180	$2,411,038

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

3. INCOME TAXES

Provisions for income taxes are as follows:

	2004	2003	2002
(in thousands)
Current:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—
Deferred:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Income taxes differed from the amounts computed by applying the U.S. federal tax rate as a result of the following:

	2004	2003	2002
	(in thousands)
Computed “expected” tax expense (benefit)	$(378)	$(449)	$(279)
State income taxes net of federal benefit	—	—	—
Increase (Decrease) in valuation allowance for deferred tax assets	378	449	279
Other	—	—	—

Actual income tax expense	$—	$—	$—

While the Company has not filed its tax returns, following are the estimated tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	2004	2003	2002
	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$—	$—	$—
Other	—	—	—

Total deferred tax liabilities	—	—	—

Deferred tax assets:
Unrealized loss on securities	707	707	707
Net operating losses	2,242	1,864	1,415
Other	—	—	—
Total deferred tax assets	2,949	2,571	2,122
Valuation allowance	(2,949)	(2,571)	(2,122)

Net deferred tax assets	—	—	—

Net deferred tax asset (liability)	$—	$—	$—

A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

The Company has estimated net operating loss (NOL) carryforwards to offset its earnings of approximately $6,600,000. If not utilized, the net operating losses will expire in varying amounts from 2015 to 2024. Due to recurring losses and a lack of funding the Company has not been filing its tax returns. Provisions for current and deferred taxes are estimated using known facts.

4. NOTES PAYABLE

	2004	2003
Gary S. Williky, unsecured promissory note, dated November 24, 1997, principal due on demand plus interest at 9.0%	$15,912	$40,000
Thomas J. Patrick, unsecured promissory note, dated December 18, 1997, principal due on demand plus interest at 8.5%	23,314	40,000
Note payable to individuals, currently due, including interest at 8%. (Related to PRVB, retired with sale)	—	200,000
Note payable to a company, due in total January 2002, including interest at 10%, retired	—	86,400
Note payable to an individual, due in total January 2003, including interest at 12%, retired	—	25,000
Note payable to an individual, due in total May 2003, including interest at 10%, retired	—	40,000
Convertible debenture to a company, due in total by conversion of stock, including interest at 6%. (Related to PRVB, retired with sale)	—	260,000
Hillside promissory note, dated January 16, 2004, principal due on demand plus interest at 8%. Collateralized by 1,000,000 shares of the Company's common stock held.	265,140	—
Equipment note due a Bank, dated 03/01/01, payments assumed 1/16/04, principal due on demand plus interest at a variable rate at 5.5% as of 7/31/04. Collateralized by a workover rig and certain vehicles.	211,954	—
Note Payable to a Bank, subordinated debt due 1/16/08, monthly. Interest due in-kind at 4%. Collateralized by the oil and gas properties and certain assets of the Company on a 2nd mortgage.	650,000	—

Total	1,166,320	691,400

Less: current portion	516,320	691,400

Long-term notes payable	$650,000	$—

Current maturities of notes payable are as follows:

7/31/05	$516,320
7/31/06	—
7/31/07	—
7/31/08	650,000
7/31/09	—
Thereafter	—

Total	$1,166,320

NOTES PAYABLE - RELATED PARTY

	2004	2003
H. N. Corporation - 9.0% demand note	$—	$110,473
Officer - 10.0% demand note	106,462	111,845
Officer - 7.5% demand note	72,850	72,850
Officer - 9.0% demand note	339,238	446,349

	$518,550	$741,517

During the year, Wilson exercised 1,200,000 warrants for 1,200,000 shares of restricted common stock valued at $228,145 resulting in a decrease of the note and accrued interest payable. The Company settled the balance of the HN Corp note payable by the issuance of 350,000 shares of restricted common stock valued at $76,450. The outstanding notes are collateralized by oil and gas properties and certain assets of the Company on a 3rd mortgage.

The Company maintains a revolving line of credit agreement with a lending institution totaling $18 million. The Company had $12,688,469 and $0 in outstanding advances as of July 31, 2004 and 2003 respectively. The line of credit provides for interest at the rate of the prime rate plus 8% due January 15, 2007, secured by the oil and gas properties and certain assets of the Company.

5. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its chief executive officer, Jeffrey T. Wilson and a Company owned and controlled by Mr. Wilson, H.N. Corporation. For 2004 and 2003 the Company has accrued an annual salary of $140,750 and $109,500, respectively, for Mr. Wilson. The Company, from time to time, has also entered into loans with its directors, stockholders and related companies.

During 2004, the Company acquired the assets and certain liabilities of Warrior Resources, Inc., an affiliate, pursuant to an Asset Acquisition Agreement and Proxy Solicitation approved by the Warrior shareholders. As a result of the transaction, the Company paid off Warrior’s bank debt of $3,678,540, extinguished a note receivable from Warrior in the amount of $1,696,210, assumed accounts payable obligations of Warrior in the amount of $313,607 and issued 2,000,000 shares of the Company’s restricted common stock to Warrior valued at $300,000. The total consideration paid for the Warrior acquisition was $6,230,000.

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

Using a credit-adjusted risk free rate of 6%, and estimated useful life of wells ranging from 30-40 years, and estimated plugging and abandonment cost ranging from $5,000 per well to $10,000 per well, the Company has recorded a non-cash fixed asset addition and associated liability related to its property acquisitions of $230,793. Oil and gas properties were increased by $230,793, which represents the present value of all future obligations to retire the wells at January 16, 2004. A corresponding obligation totaling $230,793 has also been recorded as of January, 2004.

For the period ended July 31, 2004, the Company recorded accretion expenses of $11,965 associated with this liability. These expenses are included in interest expense in the consolidated statements of operations.

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

The Company’s Chief Executive Officer is a guarantor of a note payable of AQ Technologies. The approximate amount of this guarantee at July 31, 2004 and 2003 is $0 and $65,000 respectively. The Company has been servicing the note due to AQ Technologies’ inability to do so. Monthly payments, including principal and interest, under this note are $2,521. During 2003 it was determined that the amounts previously paid under the guarantee would not be collectible and a $120,364 charge off resulted.

The Company acquired certain accounts payable from Warrior in the amount of $313,607 and Hillside in the amount of $378,861 as a result of the acquisitions of the assets of each. Nearly all of the trade accounts payable were delinquent when acquired. During 2004, the Company reduced the trade accounts payable of Warrior and Hillside to $22,221 and $142,603 respectively through payments and settlements of accounts. The Company continues to negotiate settlements with vendors on these old accounts when available.

The Company has accrued revenue payable in legal and petty suspense accounts in the amount of $55,257 and $3,110 respectively as of July 31, 2004. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business.

The Company has a plugging liability for oil and gas operations in the various states in the amount of $230,793. The Company has plugging bonds posted with the state regulatory agencies in the amount of $350,000 to offset the cost of plugging wells in the future.

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

The Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola county, Texas. The Crump Unit encompasses the Company’s Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff’s damages resulting from the Company’s failure to develop the property. The damages are unspecified. At year end July 31, 2004, no further discovery had occurred in the case. Subsequent to year end, the Company executed a farmout agreement with Burke Royalty, a co-defendant in the suit, regarding the acreage in question. Burke is negotiating with the plaintiffs to seek a settlement under which Burke would drill additional wells. Absent a settlement agreement between Burke and the plaintiffs on the Company’s and others behalf, the Company intends to vigorously defend the lawsuit.

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

During 2004, the Company completed its acquisition of the assets of Warrior Resources, Inc. and remaining costs were allocated to oil and gas properties. Condensed selected financial data of Warrior Resources (unaudited) is as follows:

July 31, 2003
Assets	$28,982,195
Liabilities	5,150,616

Net assets	$23,831,579

Net income (loss)	$(5,314,100)

9. STOCK WARRANTS

The following schedule summarizes pertinent information with regard to the stock warrants for the years ended July 31, 2004, 2003 and 2002:

	2004		2003		2002
	Weighted Average		Weighted Average		Weighted Average
	Shares Outstanding	Exercise Price	Shares Outstanding	Exercise Price	Shares Outstanding	Exercise Price
Beginning of year	1,200,000	$.25	1,300,000	$.38	250,000.25
Granted	9,916,934	.01	3,700,000	.12	1,050,000.47
Exercised	(1,284,500)	.15	(2,600,000)	.25	—	—
Forfeited	—	—	—	—	—	—
Expired	(1,000,000)	.12	(1,200,000)	.25	—	—
End of year	8,832,434		1,200,000		1,300,000
Exercisable	8,832,434		1,200,000		1,300,000

Weighted average fair value of warrants issued	$—		$—		$—

On July 31, 2004, the Company has 2,000,000 warrants exercisable at $.12 and 2,000,000 warrants exercisable at $.14 expiring 11/30/05 and 11/03/05, respectively and 4,832,434 exercisable at $.01, expiring on various dates on or after 1/16/07.

During the years ended July 31, 2004, 2003 and 2002, the Company recorded $0 for services rendered related to warrants issued under the agreements.

10. ACQUISITIONS IN PROGRESS

As of July 31, 2003, the Company had $804,711, $160,000 and $15,500 (totaling $980,211) invested in the acquisitions of Warrior Resources, Hillside Oil & Gas and Renovared Resources properties, respectively.

As of July 31, 2004, the Company was involved in the acquisition of oil and gas properties from Renovared Energy Resources, Inc. in Kentucky. The Company has properly executed agreements to acquire oil and gas properties in the United States. Costs incurred pursuant to the acquisition are $15,500 and are presented in other assets at 7/31/04. The acquisition subsequently closed in December 2004 at a total cost of $18,000.

Subsequent to year end, the Company agreed to acquire the interests owned by Royal-T Oil Co., Inc. the operator of the Coquille Bay Field. The acquisition closed in March 2005.

11. LEASE OBLIGATIONS

During 2004 the Company has a non-cancelable operating lease agreement for office space at its headquarters at 329 Main Street, Suite 801, Evansville, IN. The term of the agreement is 3 years from February 2004 and provides for monthly rent of $941.20. Total rental expense was $4,706 and $0 in 2004 and 2003, respectively.

Lease Rental Obligations

Through 7/31/05	$11,294
Through 7/31/06	$11,294
Through 7/31/07	$6,588

Lease agreement expires 2/28/07

12. ACCRUED EXPENSES

The Company has accrued expenses as of July 31 as follows:

	2004	2003
Revenue in suspense	$58,368	$—
Accrued officer salary - CEO	140,750	109,500
Accrued interest on notes	323,997	391,889
Accrued Payroll Taxes	38,673	—
	$561,788	$501,389

During the years ended July 31, 2004, 2003 and 2002 the Company issued 1,550,000, 1,236,309, and 1,053,491 shares, respectively, of its restricted common stock to pay accrued interest, pay for services, and extend maturities of notes payable.

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

Net income for 2003 has been adjusted to correct an error. The Company had recognized a gain on extinguishment of $200,877 as a result of it settlement of a contract to deliver silica ore. This adjustment resulted in a decrease in net income for 2003 of $200,877 and an increase to additional paid in capital of $200,877.

14. SUBSEQUENT EVENTS

The Company has entered into a farm-out with EB Germany & Sons to farm-out its rights in Section 6 in the Bovina field .The farm-out agreement was extended until March 31, 2005 and has expired.

On October 14, 2004 the Company signed a Merger Agreement with United Heritage Corporation wherein the Company would merger with and become a wholly-owned subsidiary of United Heritage on the basis of 1 share of UHCP common stock for each 3 shares of IPTM common stock. The merger has been extended through May 2005 and is waiting on completion of audits and approvals by the SEC and each company’s shareholders.

In November 2004, the Company closed the sale of its Duke Gold Mine to Warrior Resources, Inc., in connection with the change of control of Warrior to Universal Wire-line Equipment LLC, a company based in Tulsa, OK. The Company retained a 5% net smelter royalty in the mining property and shares of Warrior representing approximately 8% ownership.

The Company is not currently in compliance with certain of the financial covenants of its loan agreements with its Senior Lender. The Company has been in discussions with its Senior Lender and believes it will receive a waiver of its prior covenant defaults.

IMPERIAL PETROLEUM, INC.

Supplemental Information

(Unaudited)

Year Ended July 31, 2004, 2003 and 2002

	2004	2003	2002
Oil and Gas Related Costs
Property acquisitions
Proved	$15,072,420	$—	$—
Unproved	—	—	—
Less - proceeds from sales of properties	—	—	—
Support equipment and facilities	—	—	—
Oil and gas related costs	15,072,420	—	—
Results of Operations for Oil and Gas Producing Activities
Revenues	1,931,593	$—	$—
Production costs and taxes	(791,741)	—	—
Depreciation, depletion and amortization	(233,449)	—	—
Income from oil and gas producing activities	$906,403	$—	$—

The following table sets forth the Company’s net proved oil and gas reserves at July 31, 2004 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels (bbls) in the case of oil, and units of one thousand cubic feet (MCF) in the case of gas.

	Oil (bbls)	Gas (MCF)
Proved reserves:
Balance July 31, 2003	—	—
Discoveries and extensions	—	—
Acquisitions	801,259	17,810,211
Revisions of previous estimates	—	—
Production	(20,400)	(154,000)
Proved reserves at July 31, 2004	780,859	17,656,211
Proved developed July 31, 2002	—	—
Proved developed July 31, 2003	—	—
Proved developed July 31, 2004	728,349	6,081,731

All of the Company’s reserves are located in the continental United States.

IMPERIAL PETROLEUM, INC.

Supplemental Information

(Unaudited)

Year Ended July 31, 2004, 2003 and 2002

Standardized Measure of Discounted Future Net Cash Flows

	July 31, 2004	July 31, 2003	July 31, 2002
Future Cash Inflows	$156,115,307	$—	$—
Future production costs and taxes	39,649,748	—	—
Future development costs	11,179,975	—	—
Future income tax expenses	24,500,360	—	—

Net future cash flows	69,009,529	—	—
Discount at 10%	(35,401,889)	—	—

Discounted future net cash flows from proved reserves	$33,607,640	—	—

	July 31, 2004	July 31, 2003	July 31, 2002
Balance, beginning of year	$—	$—	$—
Acquisitions	45,927,467	—	—
Sales of oil and gas net of production costs	(1,139,852)	—	—
Discoveries and extensions	—	—	—
Changes in prices and production costs	—	—	—
Extensions, additions and discoveries	—	—	—
Revision of quantity estimates	—	—	—
Development costs incurred	—	—	—
Interest factor - accretion of discount	—	—	—
Net change in income taxes	—	—	—
Changes in future development costs	(11,179,975)	—	—
Changes in production rates and other	—	—	—

Balance, end of year	$33,607,640	$—	$—

Estimated future net cash flows represent an estimate of the net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The averages prices used at July 31, 2004 were $42.91 per barrel of oil and $6.94 per MCF of gas respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense. Operating costs and production taxes are estimated based on current costs with respect to producing gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions. The estimates of reserve values include estimated future development costs that the Company does not currently have the ability to fund. If the Company is unable to obtain additional funds, it may not be able to develop its oil and natural gas properties as estimated in its July 31, 2004 reserve report.

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jeffrey T. Wilson Jeffrey T. Wilson	President and Chief Executive Officer (Principal Executive Officer) and Director	June 23, 2006