Form 10-Q/A
period 2006-04-30
IMPERIAL PETROLEUM INC
filed 2006-06-23
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

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

Large accelerated filer  ☐                an accelerated filer  ☐                or a non-accelerated filer  ☒

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

See Notes to Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Nine Months Ending
	04/30/06	04/30/05	04/30/06	04/30/06
Revenue and other income
Oil and gas revenue	$818,617	$660,125	$2,887,686	$2,099,485
Total operating income	$818,617	$660,125	$2,887,686	2,099,485
Costs and Expenses:
Production costs and taxes	$576,715	$356,886	$1,214,332	1,094,834
Mining operating expense	0	0	1,923	0
General and administrative	132,757	177,091	410,849	399,219
Depreciation, depletion and amort.	176,735	82,946	600,603	278,850
Total costs and expenses	886,207	616,923	2,227,707	1,772,803
Net (loss) from operations	(67,590)	43,202	659,979	326,682
Other income and (expense)
Interest expense	(642,697)	(551,471)	(1,857,994)	(1,582,608)
Interest income	0	6,713	0	9,443
Amortization of loan fees	(153,112)	(148,389)	(459,336)	(390,166)
Management fees	0	0	0	0
Other income (expense)	0	0	(550,000)	0
Gain (loss) on sale of assets	0	0	0	0
Total other income/(expense)	(795,809)	(693,147)	(2,867,330)	(1,963,331)
Net loss before income taxes	(863,399)	(649,945)	(2,207,351)	(1,636,649)
Provision for income taxes
Current	0	0	0	0
Deferred	0	0	0	0
Total benefit from income taxes	0	0	0	0
Net loss	$(863,399)	$(649,945)	$(2,207,351)	$(1,636,649)
Net loss per share	(0.019)	(0.015)	(0.05)	(0.039)
Weighted average shares outstanding	43,464,505	42,964,505	43,464,505	41,873,103

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

The April 30, 2006 and 2005 financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe, Premier, I. B. Energy, LRI, and Imperial Environmental Company(formerly Phoenix Metals, Inc.) and its proportionate share of the assets, liabilities, revenues and expenses of Powder River, for which the company was the majority owner for the year ended July 31, 2003. The Company sold its controlling interest in Powder River during fiscal 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Historical Background

The Company was incorporated on January 16, 1981 and is the surviving member of a merger between itself, Imperial Petroleum, Inc., a Utah corporation incorporated on June 4, 1979 (“Imperial-Utah”), and Calico Exploration Corp., a Utah corporation incorporated on September 27, 1979 (“Calico”). he Company was reorganized under a Reorganization Agreement and Plan and Article of Merger dated August 31, 1981 resulting in the Company being domiciled in Nevada. On August 11, 1982, Petro Minerals Technology, Inc. (“Petro”), a 94%-owned subsidiary of Commercial Technology Inc. (“Comtec”) acquired 58% of the Company’s common stock. Petro assigned to the Company its interests in two producing oil and gas properties in consideration for 5,000,000 shares of previously authorized but unissued shares of common stock of the Company and for a $500,000 line of credit to develop these properties. Petro has since undergone a corporate reorganization and is now known as Petro Imperial Corporation. On August 1, 1988 in an assumption of assets and liabilities agreement, 58% of the Company’s common stock was acquired from Petro by Glauber Management Co., a Texas corporation (“Glauber Management”) a 100%-owned subsidiary of Glauber Valve Co., Inc., a Nebraska corporation (“Glauber Valve”)

Change of Control. Pursuant to an Agreement to Exchange Stock and Plan of Reorganization dated August 27, 1993 (the “Stock Exchange Agreement”), as amended by that certain First Amendment to Agreement to Exchange Stock and Plan of Reorganization dated as of August 27, 1993, (collectively referred to as the “First Amendment”), between the Company, Glauber Management Company, Glauber Valve , Jeffrey T. Wilson, James G. Borem and those persons listed on Exhibit A attached to the First Amendment (the “Ridgepointe Stockholders”). The Ridgepointe Stockholders agreed to exchange a total of 12,560,730 shares of the common stock of Ridgepointe, representing 100% of the issued and outstanding common stock of Ridgepointe, for a total of 12,560,730 newly issued shares of the Company’s common stock, representing 59.59% of the Company’s resulting issued and outstanding common stock. Under the terms of the Stock Exchange Agreement, (i) Mr. Wilson exchanged 5,200,000 shares of Ridgepointe common stock for 5,200,000 shares of the Company’s common stock representing 24.67% of the Company’s issued and outstanding common stock, (ii) Mr. Borem exchanged 1,500,000 shares of Ridgepointe common stock for 1,500,000 shares of the Company’s common stock representing 7.12% of the Company’s issued and outstanding common stock, and (iii) the remaining Ridgepointe Stockholders in the aggregate exchanged 5,860,730 shares of Ridgepointe common stock for 5,860,730 of the Company’s issued and outstanding common stock, representing, in the aggregate, 27.81% of the Company’s issued and outstanding common stock. The one for-one ratio of the number of shares of the Company’s common stock exchanged for each share of Ridgepointe common stock was determined through arms length negotiations between the Company and Messrs. Wilson and Borem. The Ridgepointe exchange transaction was closed on August 27, 1993. As a result, Ridgepointe is now a wholly, owned subsidiary of the Company. At the time of acquisition, Ridgepointe was engaged in the development of a copper ore mining operation in Yavapai County, Arizona and, through its wholly owned subsidiary, I.B. Energy, in the exploration for and production of oil and gas in the Mid-continent and Gulf Coast regions of the United States.

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

General and administrative costs were $410,849 for the nine months ending April 30, 2006 compared to $399,119 for the same period a year earlier and primarily reflects the level activity of the Company as a result of its recent acquisitions. The current period reflects additional expenses incurred for reserve engineering, accounting fees and additional administrative fees incurred as a result of the Forbearance Agreement, the Restructuring Transaction and the Purchase and Sale Transaction (see discussion on page 12—13). General and administrative costs should continue to increase as the Company adds additional staff. Net interest expense for the nine months were $1,857,994 in 2006 compared to $1,582,608 for the same period in 2005 and reflects the higher borrowings by the Company as a result of its acquisitions and operations. Interest expenses will continue to increase as the Company continues to acquire assets with debt financing and continues its workover program to improve production.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our President and Chief Executive Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report, and concluded that disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Board of Directors, President and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2006, there were no changes in the Company ’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

he Company has received a letter, dated March 17, 2005, from an attorney representing Powder River in reference to certain claims that Powder River believes it has against the Company and its management in reference to the sale of Powder River and the warranties and representations provided by the Company. No lawsuit has been filed. The Company settled the dispute with Powder River in May, 2006.

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

Dated: June 23, 2006