Form 10-K/A
period 2005-07-31
IMPERIAL PETROLEUM INC
filed 2006-06-26
CIK 355356

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation K is not contained herein, and will not be contained to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ .

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

Definitions

As used in this Form 10-K

“Mcf” means thousand cubic feet, “MMcf” means million cubic feet and “Bcf” means billion cubic feet “Mcfe” means thousand cubic feet equivalent, “Mmcfe” means million cubic feet equivalent and “Bcfe” means billion cubic feet equivalent. “Bbl” means barrel, “MBbls” means thousand barrels and “MMBbls” means million barrels. “BOE” means equivalent barrels of oil and “MBOE” means thousands equivalent barrels of oil. Unless otherwise indicated herein. natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit. Natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil

The term “gross” refers to the total leasehold acres or wells in which the Company has a working interest. The term “net” refers to gross leasehold acres or wells multiplied by the percentage working interest owned by the Company. “Net production” means production that is owned by the Company less royalties and production due others.

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

At July 31, 2005, the Company operated 145 oil and gas wells in Texas, New Mexico, Louisiana and Mississippi and owned an interest in an additional approximately 280 wells operated by others. Net daily production from the Company’s oil and gas properties was approximately 135 Bopd and 1086 Mcfpd in July 2005. The Company’s estimated net proven oil and gas reserves as of July 31, 2005 were 799 MBO and 15,163 MMCFG. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the prior fiscal year.

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

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2005, 2004 and 2003

	2005	2004	2003
Operating activities:
Net loss	$(2,695,812)	$(1,450,822)	$(1,321,597)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,465,074	747,994	—
Expenses paid with common stock	95,000	—	764,696
Loss (gain) on sale and disposal of assets	—	395,557	—
Write-offs and impairment	—	—	200,561
Change in accounts receivable	(350,252)	(105,868)	—
Change in accrued interest receivable	—	—	—
Change in other assets	—	84,392	—
Change in accounts payable	140,573	(102,170)	30,000
Increase in deposits from customers	100,562	—	—
Change in accrued expenses	(121,349)	957,825	189,791

Net cash provided by (used in) operating activities	(1,336,204)	526,908	(136,549)

Investing activities:
Purchase of oil and gas properties	(1,692,448)	(11,578,191)	(42,020)
Proceeds from notes receivable-related party	—	3,798	—
Proceeds from notes receivable-other	—	—	—
Purchases of certificates of deposit	—	(375,000)	—
Proceeds from certificates of deposit	322,770	—	—
Proceeds of sale of assets	145,977	175,000	—

Net cash provided by (used in) investing activities	$(1,223,701)	$(11,774,393)	$(42,020)

Financing Activities:
Proceeds from notes payable	2,752,342	13,260,978	200,000
Payments on notes payable	(159,970)	(884,031)	—
Proceeds from notes payable-related party	124,033	33,100	—
Payments on notes payable-related party	(36,500)	(75,229)	(24,300)
Payment of financing cost	(360,000)	(1,297,333)	—
Proceeds from stock warrants exercised	240,000	—	—
Proceeds from sale of stock	—	210,000	—

Net cash provided by (used in) financing activities	2,559,905	11,247,485	175,700

Net change in cash and cash equivalents	—	—	(2,869)
Cash and cash equivalents, beginning of year	—	—	2,869

Cash and cash equivalents, end of year	$—	$—	$—

Supplemental disclosures for cash flow information:
Cash paid during the period for
Interest	$69,757	$181,151	$—
Income taxes	—	—	—
Supplemental schedule of non-cash investing and financing activities:
Stock issued for fixed assets	$133,710	$720,000	$1,287,790
Stock issued for services and interest	95,000	—	764,696
Stock issued for investment	—	—	—
Impairments and write-offs	—	—	172,367
Stock issued to extinguish debt	—	140,305	1,009,385
Stock issued to extinguish accrued expenses	—	228,145	—

Total	$228,710	$1,088,450	$3,234,238

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

The Company changed auditors from Briscoe Burke & Grigsby LLP to Weaver & Tidwell LLP on November 15, 2004. There were no disagreements with the prior auditors that resulted in the change. (See Form 8-K/A filed as of 12/30/04). Weaver & Tidwell LLP notified the Company that it resigned as auditor effective as of August 15, 2005. Weaver & Tidwell LLP audited the Company’s financial records for the year ended July 31, 2004 and issued an unqualified opinion in connection with the audit. The opinion issued by Weaver & Tidwell has not been qualified or modified as to audit certainty, audit scope or accounting principles nor has it included any disclaimer of opinion. The Company’s Board of Directors approved the re-engagement of Briscoe, Burke & Grigsby LLP as the Company’s auditors for the year ending July 31, 2005.

Item 9a.	Controls and Procedures.

In connection with the preparation of this annual report on Form 10-K, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2005, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of July 31, 2005, as a result of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

Weaver & Tidwell LLP, the Company’s auditors for the year ended July 31, 2004, notified the Audit Committee that a material weakness existed in the Company’s internal controls such that in its belief the accounting personnel of the Company did not possess the necessary skills to achieve accurate financial reporting in accordance with U.S. generally accepted accounting principals nor the requirements of the Exchange Act Rules 13a-14 and 15d-14. Furthermore Weaver & Tidwell LLP advised the Audit Committee that a reportable condition was also noted in the Company’s internal controls in regards to segregation of duties and that the Company should take steps to segregate duties in the accounting function to assist in alleviating these control deficiencies. So as to rectify these material weaknesses, the Company determined that, as a matter of its regular business practice, it would engage third party accountants to assist the Company in compiling its financial information for all subsequent years until such time as the Company may retain additional internal accounting staff. However, because Weaver & Tidwell LLP’s report was late in 2005 (note, the associated 2004 10-K was also filed late), the Company’s planned remediation did not have a significant impact on the material weakness for the year 2005 period being reported on this Form 10-K.

Briscoe Burke & Grigsby LLP, the Company’s auditors for the year ended July 31, 2005, also notified the Audit Committee in connection with its audit as of July 31, 2005, that a material weakness existed in the Company’s internal controls such that in its belief the accounting personnel of the Company did not possess the necessary skills to achieve accurate financial reporting in accordance with U.S. generally accepted accounting principals nor the requirements of the Exchange Act. Briscoe Burke & Grigsby LLP advised the Audit Committee that a reportable condition was also noted in the Company’s internal controls in regards to segregation of duties and that the Company should take steps to segregate duties in the accounting function to assist in alleviating these control deficiencies. The material weaknesses identified by our auditors are the result, primarily of the Company retaining a very limited internal staff with multiple responsibilities. As noted above, the planned remediation of engaging third party accountants to assist the Company in compiling its financial information was not implemented early enough in the year 2005 to have a material affect. In addition, as a result of the termination of the merger with United Heritage Corporation after the fiscal year end, the Company had not completed its hiring of additional internal accounting staff during this period. The Company’s management accepted the comments and recommendations of Briscoe Burke & Grigsby LLP without dispute.

The Company’s Certifying Officers believe that the engagement of additional accounting expertise to assist in book keeping and the compilation of its financial information will ensure that its accounting processes will be more streamlined and effective. As of the end of the period covered by this report, the Company’s Certifying Officers believe that the steps taken by the Company have remediated any and all material weaknesses in internal controls and in disclosure controls and weaknesses. As of the date of this report the Company’s Certifying Officers believe that the steps taken by the Company have remediated any and all material weaknesses in internal controls and disclosure controls and weaknesses and conclude that in going forward, the disclosure controls and procedures will be effective.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation		Long Term Awards Warrants
Name and Principal Position	Year	Salary	Bonus	# shares
Jeffrey T. Wilson	2005	$125,000	_____	_____
	2004	$104,167	_____	_____
	2003	$109,500	_____	_____
Annalee C. Wilson	2005	_______	_____	_____
	2004	_______	_____	_____
	2003	_______	_____	_____
Aaron M. Wilson	2005	_______	_____	_____
	2004	_______	_____	_____
	2003	_______	_____	_____

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