Form 10-Q/A
period 2005-10-31
IMPERIAL PETROLEUM INC
filed 2006-06-26
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C 20549

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

On October 31, 2005, there were 43,464,505 shares of the Registrant’s common stock issued and outstanding.

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period Ended October 31, 2005

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

SIGNATURES	21

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

Part I

Financial Information

IMPERIAL PETROLEUM, INC.

CONSOLIDATED BALANCE SHEET

UNAUDITED

	31-Oct-05	31-Jul-05
ASSETS
Current Assets
Cash and Cash Equivalents	$102,663	$0
Accounts Receivable	950,787	762,044
Other current assets	0	0
Total current assets	1,053,450	814,274
Property, Plant and Equipment Mining Claims, options & development costs	41,760	41,760
Oil and gas properties (full cost method)	17,021,022	16,768,101
Acquisition in Progress	0	0
	17,062,782	16,809,861
Less: Accumulated DD&A	(1,557,505)	(1,389,010)
Net property, plant and equipment	15,505,277	15,420,851
Other Assets:
Deposits	0	0
Investments	26,506	36,506
Deferred financing expenses-net	656,948	810,648
Total other assets	683,454	847,154
TOTAL ASSETS	$17,242,181	$17,082,279
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$1,330,510	$1,448,630
Accrued expenses	453,858	440,439
Notes payable-current portion	117,183	356,350
Note payable-related parties	609,083	606,083
Deposits from customers	88,558	100,562
Total current liabilities	2,599,192	2,952,064
Asset Retirement Obligation	240,009	238,166
Long Term Liabilities
Notes Payable	650,000	650,000
Line of Credit	16,032,032	15,440,811
Deferred Income Taxes	0	0
Total non-current liabilities	16,682,032	16,090,811
Stockholder’s Equity
Common stock	260,787	260,787
Additional paid-in capital	9,994,503	9,786,806
Retained earnings	(11,827,038)	(11,539,051)
Treasury stock	(707,304)	(707,304)
Total stockholder’s equity	(2,279,052)	(2,198,762)
Total Liabilities and Stockholder’s Equity	$17,242,181	$17,082,279

IMPERIAL PETROLEUM, INC.

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

IMPERIAL PETROLEUM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ending
	10/31/05	10/31/04
Operating activities:
Net loss	(287,987)	(403,385)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	168,495	221,289
Expenses paid with common stock	0	0
Loss (gain) on sale and disposal of assets	0	0
Write-offs and impairments	0	0
Change in accounts receivable	(188,743)	121,312
Change in accrued interest receivable	0	0
Change in other assets	0	0
Change in accounts payable	(118,120)	(433,247)
Change in accrued expenses	13,419	(276,251)
Change in deposits from customers	12,004	—
Net cash provided by (used in) Operating activities	(400,932)	(770,282)
Investing activities:
Oil and gas properties	(252,921)	(213,098)
Proceeds from notes receivable-Related party	0	0
Proceeds from notes receivable-Other	0	0
Proceeds from certificates of deposit	0	0
Proceeds of sale of assets	0	0
Net cash provided by (used in) Investing activities	(252,921)	(213,098)
Financing activities:
Proceeds from Line of Credit	591,221	835,431
Payments on notes payable	(102,104)	(50,529)
Proceeds from notes payable-Related party	3,000	12,000
Payments on notes payable-Related party	0	0
Payments of deferred financing costs	0	0
Proceeds from issuance of stock	212,169	240,000
Net cash provided by (used in) Financing activities	704,286	1,036,902
Net change in cash and cash Equivalents	50,433	53,522

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

At October 31, 2005, the Company operated 134 oil and gas wells in Texas, New Mexico, Louisiana and Mississippi and owned an interest in an additional approximately 280 wells operated by others. Net daily production from the Company’s oil and gas properties averaged approximately 100 Bopd and 860 Mcfpd during the quarter ended October 31, 2005. The Company acquired an additional 24 wells in Kentucky and will become operators of each of these wells when its leasing and bonding process is complete. The Company’s estimated net proven oil and gas reserves as of July 31, 2005 were 799.1 MBO and 15,162 MMCFG. No reserves are included for the Kentucky properties. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.

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

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect concerns in the marketplace regarding a return of inflation . Current spot prices for gold are $480.00 per ounce and have increased recently. Gold prices are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial revenues from the sale of gold in the near future.

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

CAPITAL RESOURCES AND LIOUIDITY

Because of the closing of the Company’s asset acquisitions, the Company’s capital requirements relate primarily to the workover operations on its oil and gas properties to increase production. The Company has a great deal of flexibility in the timing and amount of these expenditures. Workover expenditures for the most recent quarter totaled $278,695 which was funded from borrowings under the Company’s credit facility and out of cash flow generated by the properties. Workover expenses have increased significantly as a result of the assumption of operations at Coquille Bay and the increase of the Company’s interests from 22% working interest to 40% working interest under the non-consent provisions of the operating agreement.

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

As a result of the Hillside and Warrior acquisitions, the Company completed an $18 million revolving financing of which approximately $11 million was required at closing, including approximately $0.25 million in working capital and $0.6 million in development capital for workovers. The availability under the revolving loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. Under monthly calculations of the Borrowing Base, adjusted for production and prices, the calculated Borrowing Base as of October 31, 2005 was approximately $21.5 million. The Borrowing Base decreased from prior periods as a result of a new engineering report that was completed, which became the new base reserve report used in the calculation of the Borrowing Base. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for October 2005 was 14.25%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. As of October 31, 2005 the Company was not in compliance with its loan covenants. Subsequently, however the Company signed a Forbearance Agreement with its senior lender to provide the Company sufficient time to re-finance its revolving loan or to raise equity. The term of the Forbearance Agreement is through February 28, 2006 and provides that the Company will complete a restructuring of its financing prior to that time. In connection with the Agreement the Company has agreed to retain a financial advisor to assist in its efforts to restructure the company’s revolving loan. There can be no assurance that the Company will complete a restructuring of its principal debt prior to February 28, 2006 or that additional extensions of time will be afford the Company by its Senior Lender. If the Company does not complete a restructuring of the revolving loan prior to that time, its Senior Lender may seek to foreclose on substantially all of the Company’s oil and gas properties. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $650,000 with a Bank. The terms of the Subordinated Financing are a term of 4 years from the closing date (January 15, 2004) and an interest rate of 4% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan.

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

At October 31, 2005, the Company had current assets of $1,053,450 and current liabilities of $2,599,192, which resulted in negative working capital of $1,545,742. The negative working capital position is comprised of trade accounts payable including accounts of Hillside and Warrior assumed by the Company as a result of the acquisition of $1,330,510, of accrued expenses payable of $453,858 consisting primarily of interest and accrued salaries payable to the Company’s President, notes payable to the Company’s President of $609,083, and third party notes payable of $117,183. As of October 31, 2005 the Company had cash and cash equivalents of $102,653 and accounts receivable of $950,787. Oil and gas receivables totaled

Oil and Gas Hedging

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

In connection with the preparation of this quarterly report on Form 10-Q, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2005, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of October 31, 2005, as a result of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

The Company’s Certifying Officers believe that the engagement of additional accounting expertise to assist in book keeping and the compilation of its financial information will ensure that its accounting processes will be more streamlined and effective. As of the date of this report the Company’s Certifying Officers believe that the steps taken by the Company will remediate any and all material weaknesses in internal controls and disclosure controls and weaknesses and conclude that in the future, the disclosure controls and procedures will be effective.

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

Item 2.	Changes in Securities . Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

\

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

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