Form 10-Q/A
period 2006-01-31
IMPERIAL PETROLEUM INC
filed 2006-06-26
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

FORM 10-Q/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On January 31, 2006, there were 43,464,505 shares of the Registrant’s common stock issued and outstanding.

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

Part I

Financial Information

IMPERIAL PETROLEUM, INC.

CONSOLIDATED BALANCE SHEET

UNAUDITED

	31-Jan-06	31-Jul-05
ASSETS
Current Assets
Cash and Cash Equivalents	$176,435	$52,230
Accounts Receivable	399,251	762,044
Other current assets	0	0
Total current assets	575,686	814,274
Property, Plant and Equipment
Mining Claims, options & development costs	41,760	41,760
Oil and gas properties (full cost method)	17,826,205	16,768,101
Acquisition in Progress	0	0

	17,867,965	16,809,861
Less: Accumulated DD&A	(1,812,878)	(1,389,010)

Net property, plant and equipment	16,055,087	15,420,851
Other Assets:
Deposits	0	0
Investments	39,063	36,506
Deferred financing expenses-net	504,424	810,648

Total other assets	543,488	847,154
TOTAL ASSETS	$17,174,261	$17,082,279

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$1,365,464	$1,448,630
Accrued expenses	414,170	440,439
Notes payable-current portion	85,695	356,350
Note payable-related parties	605,082	606,083
Deposits from customers	0	100,562
Other current liabilities	500,000	0
Long Term Debt due One Year	17,316,457	0

Total current liabilities	20,286,838	2,952,064
Asset Retirement Obligation	240,009	238,166
Long Term Liabilities
Notes Payable	0	650,000
Line of Credit	0	15,440,811
Deferred Income Taxes	0	0

Total non-current liabilities	0	16,090,811
Stockholder’s Equity
Common stock	260,787	260,787
Additional paid-in capital	9,993,739	9,786,806
Retained earnings	(12,906,564)	(11,539,051)
Treasury stock	(707,304)	(707,304)
Total stockholder’s equity	(3,352,586)	(2,198,762)

Total Liabilities and Stockholder’s Equity	$17,174,261	$17,082,279

IMPERIAL PETROLEUM, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	Three Months Ending		Six Months Ending
	01/31/06	01/31/05	01/31/06	01/31/05
Revenue and other income:
Oil and gas revenue	$979,980	$615,410	$2,025,168	$1,439,360
Total operating income	$979,980	$615,410	$2,025,168	$1,439,360
Costs and Expenses:
Production costs and taxes	$337,806	330,349	601,052	737,948
Mining operating expense	0	0	1,923	0
Impairment loss	0	0	0	0
General and administrative	157,079	104,512	293,744	222,028
Merger expenses	0	0	0	0
Depreciation, depletion and amort.	211,934	78,003	423,861	195,904

Total costs and expenses	706,819	512,864	1,320,580	1,155,880
Income from operations	273,161	102,546	704,588	283,480
Other Income/(expense)
Interest expense	(605,575)	(551,506)	(1,215,870)	(1,035,167)
Interest income	0	0	0	2,730
Amortization of loan fees	(153,112)	(138,389)	(306,231)	(241,777)
Management fees	0	0	0	0
Other income (expense)	(550,000)	0	(550,000)	0
Gain/(loss) on sale of assets	0	0	0	0

Total other income/expense	(1,308,687)	(689,895)	(2,072,101)	(1,274,214)
Net (Loss) Before Income Taxes	(1,035,526)	(587,349)	(1,367,513)	(990,734)
Provision for Income Taxes
Current	0	0	0	0
Deferred	0	0	0	0
Total benefit from income taxes	0	0	0	0
Net (Loss)	$(1,035,526)	$(587,349)	$(1,367,513)	(990,734)
(Loss) per share	(0.024)	(0.014)	(0.031)	(0.024)
Weighted average shares outstanding	43,464,505	41,873,103	43,464,505	41,873,103

IMPERIAL PETROLEUM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ending
	01/31/06	01/31/05
Operating activities:
Net loss	(1,367,513)	(990,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	423,861	437,681
Expenses paid with common stock	0	0
Loss (gain) on sale and disposal of assets	0	0
Write-offs and impairments	0	0
Change in accounts receivable	362,793	(211,397)
Change in accrued interest receivable	0	0
Change in other assets	0	0
Change in accounts payable	(83,166)	387,852
Change in accrued expenses	(26,262)	(231,624)
Change in deposits from customers	(100,562)	—
Net cash provided by (used in) Operating activities	(790,849)	(608,222)
Investing activities:
Oil and gas properties	(1,058,104)	(836,374)
Proceeds from notes receivable- Related party	0	0
Proceeds from notes receivable- Other	0	0
Proceeds from certificates of deposit	0	0
Proceeds of sale of assets	0	0
Net cash provided by (used in) Investing activities	(1,058,104)	(836,374)
Financing activities:
Proceeds from Line of Credit	1,722,421	1,304,641
Payments on notes payable	(271,656)	(102,300)
Proceeds from notes payable-Related party	4,000	40,533
Payments on notes payable-Related party	0	0
Payments of deferred financing costs	306,224	0
Proceeds from issuance of stock	212,169	240,000
Net cash provided by (used in) Financing activities	1,973,158	1,482,874
Net change in cash and cash Equivalents	124,205	38,278

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

At January 31, 2006, the Company operated 134 oil and gas wells in Texas, New Mexico, Louisiana and Mississippi and owned an interest in an additional approximately 280 wells operated by others. Net daily production from the Company’s oil and gas properties averaged approximately 87 Bopd and 711 Mcfpd during the quarter ended January 31, 2006. The Company acquired an additional 24 wells in Kentucky and will become operators of each of these wells when its leasing and bonding process is complete. The Company’s estimated net proven oil and gas reserves as of July 31, 2005 were 799.1 MBO and 15,162 MMCFG. No proved reserves are included for the Kentucky properties. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.

Historical Background

The Company was incorporated on January 16, 1981 and is the surviving member of a merger between itself, Imperial Petroleum, Inc., a Utah corporation incorporated on June 4, 1979 (“ Imperial-Utah”), and Calico Exploration Corp., a Utah corporation incorporated on September 27, 1979 (“Calico”). The Company was reorganized under a Reorganization Agreement and Plan and Article of Merger dated August 31, 1981 resulting in the Company being domiciled in Nevada. On August 11, 1982, Petro Minerals Technology, Inc. (“Petro”), a 94% - owned subsidiary of Commercial Technology Inc. (“Comtec”) acquired 58% of the Company’s common stock. Petro assigned to the Company its interests in two producing oil and gas properties in consideration for 5,000,000 shares of previously authorized but unissued shares of common stock of the Company and for a $500,000 line of credit to develop these properties. Petro has since undergone a corporate reorganization and is now known as Petro Imperial Corporation. On August 1,1988 in an assumption of assets and liabilities agreement, 58% of the Company’s common stock was acquired from Petro by Glauber Management Co., a 100% owned subsidiary of Glauber Valve Co., Inc. Change of Control. Pursuant to an Agreement to Exchange Stock and Plan of Reorganization dated August 27, 1993 (the “Stock Exchange Agreement”), as amended by that certain First Amendment to Agreement to Exchange Stock and Plan of Reorganization dated as of August 27, 1993, (the “First Amendment”), between Imperial Petroleum, Inc. (the “Company”), Glauber Management Company, a Texas corporation, (“Glauber Management”), Glauber Valve Co Inc., a Nebraska corporation, (“Glauber Valve”), Jeffrey T. Wilson (“Wilson”), James G. Borem (“Borem”) and those persons listed on Exhibit A attached to the Stock Exchange Agreement and First Amendment (the “Ridgepointe Stockholders”); the Ridgepointe Stockholders agreed to exchange (the “Ridgepointe Exchange Transaction”) a total of 12,560,730 shares of the common stock of Ridgepointe Mining Company, a Delaware corporation (“Ridgepointe”), representing 100% of the issued and outstanding common stock of Ridgepointe, for a total of 12,560,730 newly issued shares of the Company’s common stock, representing 59.59% of the Company’s resulting issued and outstanding common stock. Under the terms of the Stock Exchange Agreement, (i) Wilson exchanged 5,200,000 shares of Ridgepointe common stock for 5,200,000 shares of the Company’s common stock representing 24.67% of the Company’s issued and outstanding common stock, (ii) Borem exchanged 1,500,000 shares of Ridgepointe common stock for 1,500,000 shares of the Company’s common stock representing

7.12% of the Company’s issued and outstanding common stock, and (iii) the remaining Ridgepointe Stockholders in the aggregate exchanged 5,860,730 shares of Ridgepointe common stock for 5,860,730 of the Company’s issued and outstanding common stock, representing, in the aggregate, 27.81% of the Company’s issued and outstanding common stock. The one for-one ratio of the number of shares of the Company’s common stock exchanged for each share of Ridgepointe common stock was determined through arms length negotiations between the Company, Wilson and Borem. The Ridgepointe Exchange Transaction was closed on August 27, 1993. As a result, Ridgepointe is now a wholly, owned subsidiary of the Company. At the time of acquisition, Ridgepointe was engaged in the development of a copper ore mining operation in Yavapai County, Arizona and, through its wholly owned subsidiary, I.B. Energy, Inc., an Oklahoma corporation (“I.B Energy”), in the exploration for and production of oil and gas in the Mid-continent and Gulf Coast regions of the United States.

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

In May 2005, the Company agreed to acquire an interest in the Bastian Bay S/L1652 #1 well for a commitment to perform a workover on the well to restore production. The Company controls 82% working interest in the well. No out-of-pocket consideration was paid for the rights to the well.

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

CAPITAL RESOURCES AND LIOUIDITY

Because of the closing of the Company’s asset acquisitions, the Company’s capital requirements relate primarily to the workover operations on its oil and gas properties to increase production. The Company has a great deal of flexibility in the timing and amount of these expenditures. Workover expenditures for the most recent quarter totaled $718,114 which was funded from borrowings under the Company’s credit facility, increases in trade payables and out of cash flow generated by the properties. Workover expenses have increased significantly as a result of the assumption of operations at Coquille Bay and the increase of the Company’s interests from 22% working interest to 40% working interest under the non-consent provisions of the operating agreement.

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

At January 31, 2006, the Company had current assets of $575,686 and current liabilities of $20,286,838, which resulted in negative working capital of $19,711,152. The negative working capital position is comprised of the reclassification of the Revolving Loan in the amount of $17,316,457 as current, fees due as a result of the Forbearance Agreement of $550,000, trade accounts payable including accounts of Hillside and Warrior assumed by the Company as a result of the acquisition of $1,365,464, of accrued expenses payable of $414,170 consisting primarily of interest and accrued salaries payable to the Company’s President, notes payable to the Company’s President of $605,083, and third party notes payable of $85,695. As of January 31, 2006 the Company had cash and cash equivalents of $176,435 and accounts receivable of $399,251.

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

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2006, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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