Form 10-K
period 2006-07-31
IMPERIAL PETROLEUM INC
filed 2006-11-15
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

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

On July 31, 2006, there were 11,241,126 shares of the Registrant’s common stock issued and outstanding. The aggregate market value of the Registrant’s voting stock held by non-affiliates is $6,009,378. See Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

Documents Incorporated by Reference: NONE

IMPERIAL PETROLEUM, INC.

FORM 10-K

FISCAL YEAR ENDED JULY 31, 2006

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

PART I

ITEM 1. Business.

Definitions

As used in this Form 10-K, the following terms shall have the following meanings.

“Base Metals” refers to a family of metallic elements, including copper, lead and zinc.

“Bbl” means barrel.

“Bcf” means billion cubic feet.

“Bcfe” means billion cubic feet equivalent.

“BOE” means equivalent barrels of oil.

“Company,” unless the context requires otherwise, means Imperial Petroleum, Inc., a Nevada corporation (“Imperial”) and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation (“Ridgepointe”), I.B. Energy, Inc., an Oklahoma corporation (“I.B. Energy”), Premier Operating Company, a Texas corporation (“Premier”), LaTex Resources International, a Delaware corporation (“LRI”), Phoenix Metals, Inc., a Texas corporation (“Phoenix”). LRI and Phoenix were acquired effective April 30, 1997. The operations of LRI ceased in 1997 with the expiration of its remaining foreign activities. Phoenix has conducted limited activities since 1997 as Imperial Environmental Company, although it has not officially changed its name. Eighty-percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City Petroleum, Inc. (“Oil City”), an Oklahoma corporation effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company owns approximately 7.6 % of the common stock of Warrior Resources, Inc., (“Warrior”) an Oklahoma corporation, and carries its ownership under as an asset acquisition.

“Grade” refers to the metal or mineral content of rock, ore or drill or other samples. With respect to precious metals, grade is generally expressed as troy ounces per ton of rock.

“Gross” refers to the total leasehold acres or wells in which the Company has a working interest.

“MBbls” means thousand barrels.

“MBOE” means thousands equivalent barrels of oil.

“Mcf” means thousand cubic feet.

“Mcfe” means thousand cubic feet equivalent.

“Mineable” refers to that portion of a mineral deposit from which it is economically feasible to extract ore.

“MMBbls” means million barrels.

“MMcf” means million cubic feet.

“Mmcfe” means million cubic feet equivalent.

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

“Oil” includes crude oil, condensate and natural gas liquids.

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

Unless otherwise indicated herein, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit. Natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil

The Company

Imperial Petroleum, Inc., a Nevada corporation (“the Company”), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas in Oklahoma and Texas and had diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company re-focused its efforts in the oil and natural gas business with the acquisitions of assets from Warrior and Hillside Oil & Gas LLC (“Hillside”) in 2004 and is seeking to sell or develop through partnerships or joint ventures, its mining assets.

At July 31, 2006, the Company operated 173 oil and gas wells in Texas, New Mexico, Louisiana and Mississippi and owned an interest in an additional approximately 280 wells operated by others. Net daily production from the Company’s oil and gas properties was approximately 55 Bopd and 540 Mcfpd in July 2006. The Company’s estimated net proven oil and gas reserves as of July 31, 2006 were 1,004 MBO and 16,733 MMCFG. (The Company was under agreement at year-end to sell a substantial portion of its proved reserves, which would result in remaining reserves after the sale of 378 MBO and 2,756 MMCF.) Under its agreement with ATLCC, Inc. (“ATLCC”), the Company is a non-operating owner in the Duke Gold Mine in Utah, although no significant operations occurred during the fiscal year.

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

On August 11, 1982, Petro Minerals Technology, Inc. (“Petro”), a 94% -owned subsidiary of Commercial Technology Inc. (“Comtec”) acquired 58% of the Company’s common stock. Petro assigned to the Company its interests in two producing oil and gas properties in consideration for 5,000,000 shares of previously authorized but unissued shares of common stock of the Company and for a $500,000 line of credit to develop these properties. Petro has since undergone a corporate reorganization and is now known as Petro Imperial Corporation. On August 1, 1988 in an assumption of assets and liabilities agreement, 58% of the Company’s common stock was acquired from Petro by Glauber Management Co., a Texas corporation, (“Glauber Management”), a 100% owned subsidiary of Glauber Valve Co., Inc., a Nebraska corporation (“Glauber Valve”).

Change of Control

Pursuant to an Agreement to Exchange Stock and Plan of Reorganization dated August 27, 1993 (the “Stock Exchange Agreement”), as amended by that certain First Amendment to Agreement to Exchange Stock and Plan of Reorganization dated as of August 27, 1993, (the “First Amendment”), between the Company, Glauber Management, Glauber Valve, Jeffrey T. Wilson (“Wilson”), James G. Borem (“Borem”) and those persons listed on Exhibit A attached to the Stock Exchange Agreement and First Amendment (the “Ridgepointe Stockholders”). The Ridgepointe Stockholders agreed to exchange (the “Ridgepointe Exchange Transaction”) a total of 12,560,730 shares of the common stock of Ridgepointe, representing 100% of the issued and outstanding common stock of Ridgepointe, for a total of 12,560,730 newly issued shares of the Company’s common stock, representing 59.59% of the Company’s resulting issued and outstanding common stock. Under the terms of the Stock Exchange Agreement, (i) Wilson exchanged 5,200,000 shares of Ridgepointe common stock for 5,200,000 shares of the Company’s common stock representing 24.67% of the Company’s issued and outstanding common stock, (ii) Borem exchanged 1,500,000 shares of Ridgepointe common stock for 1,500,000 shares of the Company’s common stock representing 7.12% of the Company’s issued and outstanding common stock, and (iii) the remaining Ridgepointe Stockholders in the aggregate exchanged 5,860,730 shares of Ridgepointe common stock for 5,860,730 of the Company’s issued and outstanding common stock, representing, in the aggregate, 27.81% of the Company’s issued and outstanding common stock. The one-for-one ratio of the number of shares of the Company’s common stock exchanged for each share of Ridgepointe common stock was determined through arms length negotiations between the Company, Wilson and Borem.

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

As a condition to closing the Ridgepointe Exchange Transaction, the Company received and canceled 7,232,500 shares of the Company’s common stock from the Company’s former partner, Glauber Management, and 100,000 shares of the common stock of Tech-Electro Technologies, Inc from an affiliate of Glauber Management and Glauber Valve. In addition, pursuant to the terms of the First Amendment, Glauber Management or Glauber Valve, or their affiliates, were to transfer to the Company 75,000 shares of common stock of Wexford Technology, Inc. (formerly Chelsea Street Financial Holding Corp.) no later than October 31, 1993, which such transfer subsequently occurred.

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

On July 15, 2003, the Company and Warrior signed an Agreement wherein the Company would acquire the assets and certain liabilities of Warrior and its subsidiaries in exchange for payment or assumption of the Warrior senior bank debt in the approximate amount of $3.65 million; (2) extinguishment of the note payable from Warrior to the Company in the amount of $1.7 million; (3) assumption of certain trade vendor liabilities in the approximate amount of $0.58 million and the issuance to Warrior of 2 million shares of the Company’s common stock. Closing of the transaction was subject to, among other things, approval of Warrior’s shareholders, which was received on August 29, 2003. The Company closed the Warrior asset acquisition in January 2004. (See Form 8-K filed January 29, 2004.)

In April 2003, the Company agreed to acquire certain oil and natural gas interests owned by Renovared Resources, Inc. (“Renovared”) located in Kentucky for $30,000. The properties comprise interests in approximately 44 wells and a pipeline and gathering system located in the New Albany Shale Gas play. The Company completed the Renovared acquisition in December 2004.

In May 2003, the Company acquired approximately 54% control of the stock of Powder River in an Exchange Agreement with the former management and control shareholders of Powder River. (See Form 8-K dated May 2003.) The Company issued a total of 2.65 million shares of its restricted common stock and a note payable in the amount of $200,000 in the transaction. As a result of the Exchange Transaction, Powder River became a consolidated subsidiary of the Company. Powder River owns some 7,000 net acres of leases in the Powder River Basin coalbed methane gas play in Wyoming. In October 2003, the Company entered into a letter of understanding and a subsequent stock sale agreement to sell 23,885,000 shares of the common stock of Powder River of the 25,385,000 shares it presently owns. Under the terms of the sale, the Company received $175,000 in cash (less broker’s fees of 10%); a secured note in the amount of $47,884.47; and a 12.5% carried working interest in the development of the leases owned by Powder River. The purchaser is required to purchase the convertible notes of Powder River in the approximate amount of $315,000 and to commit a minimum of $750,000 to the development of the leases owned by Powder River. The Powder River sale was closed December 17, 2003. (See Form 8-K filed December 29, 2003 and amended Form 8-K filed February 23, 2004 with financial information.)

On July 7, 2003 the Company agreed to acquire the assets of Hillside. The transaction was closed on January 16, 2004. Under the terms of the agreement and amendments thereto, the Company acquired the oil and gas properties of Hillside for (1) the payment of its senior debt of approximately $4.6 million; (2) the assumption of an equipment note payable of $0.3 million; (3) the payment of certain obligations of Hillside at closing of $168,000; (4) the assumption of approximately $348,000 in accounts payable of Hillside and (5) issuance of a note payable to Hillside in the amount of $324,000 and secured by 1 million shares of the Company’s common stock. Hillside operated some 113 wells in Texas, New Mexico and Louisiana and as a result of the transaction, operations were assumed by the Company. (See Form 8-K filed January 29, 2004.)

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

The Company completed the acquisition of a 16% non-operated working interest in the Coquille Bay Field of south Louisiana in May 2004 from Royal-T Oil Company (“Royal-T”) for $800,000 which was funded out of additional borrowings from the Company’s revolving line of credit. The properties are located in Plaquemines Parish, Louisiana. Subsequent to year end July 31, 2004, the Company acquired the remaining interests owned by Royal-T and became the operator of the project. The Company’s interest in the project increased to a 22% working interest, however as a result of certain non-consenting partners, the Company presently carries 50% of the capital investment. Natural gas production from the project began on one well in February 2005. The Company established a total of six producing completions prior to damage caused by hurricane Katrina. Production rates were approximately 75 Bopd and 800 mcfpd immediately prior to the storm. Coquille Bay was shut in after hurricane Katrina awaiting repairs to the Company’s platform and facilities as well as the platform operated by Martin Marks which delivers the Company’s gas to market. As of July 31, 2006, the Company was finalizing the repairs and the tie-in of an additional 5 completions and expects production to average approximately 200 Bopd and 1,500 Mcfpd when production resumes after rental compressor repairs are completed. Additional workover operations will be conducted after the field production is stabilized.

The Company completed the purchase of the rights to 31 wells and associated leases in Guadalupe County, Texas for the development of proved behind pipe reserves of approximately 300,000 bbls from Caltex Operating Company and Apache Energy in June 2004. The proposed formation is the Pecan Gap at 1900 feet and has been logged and cored in most of the wells on the leases. The Company issued a total of 1.375 million shares of its restricted common stock in connection with the acquisition and closing fees. The Company has not completed any workovers on the wells to date.

On October 14, 2004 the Company signed a Merger Agreement with United Heritage Corporation (“UHCP”) wherein the Company would merge with and become a wholly-owned subsidiary of UHPC on the basis of 1 share of UHCP common stock for each 3 shares of IPTM common stock. The Company and UHPC extended the original time to complete the merger through May 2005. The Merger Agreement was subsequently terminated by the Company in August 2005.

In November 2004, the Company completed the change of control of Warrior to Universal Wireline Equipment LLC, a company based in Tulsa, OK. The Company retained 5 million shares of its previously owned

Warrior common stock in connection with the change of control and received 720,000 shares of Imperial common stock which was previously held by Warrior. With the change of control, the Company sold certain rights to its Duke Gold Mine and received an additional 5 million shares of Warrior common stock and retained a 5% net smelter royalty in any proceeds from mining and processing of the Duke Mine claims in the future. Subsequent to closing, Warrior advised the Company that it would be unable to fulfill the obligations relating to the Duke Mine acquisition and the Company received a re-assignment of the mining claims and retained the shares of Warrior stock as liquidated damages. The result of the failed transaction was that the Company reduced its ownership of Warrior to 7.6% of its common stock. The Company subsequently completed a new joint venture arrangement of its Duke Gold Mine in April 2006 with ATLCC, wherein the company acquired a 5% equity interest in ATLCC and retained a 5% net smelter royalty. No operations have been conducted by ATLCC through July 31, 2006.

The Company engaged Macquarie Securities in November 2005 to assist the Company in completing a sale of assets or otherwise to re-structure its senior debt. In connection with that effort, the Company signed a definitive agreement with Whittier Energy Company (“Whittier”) and Premier Natural Resources, LLC (“Premier Natural”) to sell certain oil and gas assets comprising of 69% of the Company’s total assets for $15.4 million. The sale was subject to normal and customary due diligence and title verification by Whittier and Premier Natural and also subject to the approval of the Company’s shareholders, which was obtained on August 1, 2006 at the Annual Meeting of Shareholders. Phase I closing of the sale was completed on August 9, 2006 and as a result the Company retired approximately $11.3 million in senior debt and paid an additional $0.7 million in payables from the proceeds. Phase II closing of the sale was completed on November 9, 2006, and as a result retired approximately $1.7 million in senior debt with an additional $0.15 million in proceeds used to pay trade payables. The Phase II closing remains subject to normal and customary due diligence or title verification.

The Company signed a Forbearance Agreement (and several amendments thereto) with its senior lender in connection with its plan to re-structure its senior debt. The Company incurred additional fees as a result of these amendments in the amount of $750,000 due to its senior lender as a result of these agreements. The Company continues to operate under the terms of its Forbearance Agreement and amendments thereto.

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

Oil and Natural Gas Reserves

The following table is a summary, as of July 31, 2006, of the proved reserves of oil and natural gas net to the Company’s interest based upon estimates prepared by the Company. These estimates are based on assumptions the Company believes are reasonable regarding production costs, future production rates and declines. These estimates are based upon constant prices and costs as of July 31, 2006, of $71.25/Bbl and $7.25/Mmbtu adjusted for differentials. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company’s control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and could be revised. Estimates have been filed with the Energy Information Agency as part of its annual survey of oil and gas operators for 2005 based on the Company’s reserves as of July 31, 2005 in addition to reports filed with the Securities and Exchange Commission (“SEC”). The Company has no reserves outside the United States.

As of July 31, 2006

Category	Oil (MBO)	Natural Gas (MMCF)	Future Net Revenue (M$)	Present Value Discounted @10%(M$)
Producing	267	2,974	32,644	20,604
Non-Producing	337	3,274	34,970	19,232
Undeveloped	400	10,485	76,031	39,621
Total Proved	1,004	16,733	143,645	79,457

Note: Included in the reserve estimates are 8 MBO and 45 MMCF net to the Company’s interest for approximately 280 properties included in various states. Projections for these properties are based on net revenues received on a monthly basis and allocated to oil and gas sales and reserves. As a result, actual volumes of oil and gas produced in the future may vary significantly for these properties.

Reserves by State

The following table illustrates the Company’s reserve summaries by State as of July 31, 2006:

As of July 31, 2006

	Oil (MBO)	Natural Gas (MMCF)
Texas	722	8,325
New Mexico	141	884
Louisiana	133	860
Mississippi	0	6,619
Other	8	45

Total	1,004	16,733

Note: Other reserves included in this table reflect estimated reserves attributable to approximately 280 properties as noted above.

Acreage - The following table shows the developed and undeveloped leasehold acreage held by the Company as of July 31, 2006:

	Developed Acreage		Undeveloped Acreage
	(1) Gross	(2) Net	(1) Gross	(2) Net
Texas	8,893	8,762	0	0
New Mexico	800	600	0	0
Louisiana	842	464	0	0
Mississippi	960	912	0	0
Various	82,984	996	0	0

Total	94,479	11,734	0	0

Productive Wells - The following table summarizes the productive oil and gas wells in which the Company had an interest at July 31, 2006:

	Oil Wells		Gas Wells		Total
	(1) Gross	(2) Net	(1) Gross	(2) Net	(1) Gross	(2) Net
Texas	60	58	19	18	79	76
New Mexico	23	23	0	0	23	23
Louisiana	21	21	19	4.7	40	25.7
Mississippi	0	0	3	2.85	3	2.85
Other	110	0.55	198	28.85	308	29.40

Total	214	102.55	239	44.4	453	156.95

(1)	A “gross acre” or a “gross well” is an acre or well in which a working interest is owned by the Company and the number of gross acres or gross wells is the total number of acres or wells in which a working interest is owned by the Company.
(2)	A “net acre” or a “net well” exists when the sum of the Company’s fractional ownership interests in gross acres or gross wells equals one. The number of net acres or net wells is the sum of the fractional interests owned in gross acres or gross wells, and does not include any royalty, overriding royalty or reversionary interests.

Production, Price and Cost Data - The following table summarizes certain information relating to the production, price and cost data for the Company for the fiscal years ended, July 31, 2006, 2005, 2004.

Year Ended July 31, 2006

	2006	2005	2004
Oil:
Production (Bbls)	31,375	32,527	22,540
Revenue	$1,668,945	1,330,668	896,167
Average barrels per day	86	89	62
Average sales price per barrel	$53.19	40.91	39.76
Natural Gas:
Production (Mcf)	242,745	307,948	202,316
Revenue	$1,766,061	1,632,983	1,035,426
Average Mcf per day	665	844	554
Average sales price per Mcf	$7.28	5.30	5.11
Production costs (1)	$1,289,074	1,429,587	791,741
Equivalent (Bbls) (2)	71,833	83,852	56,259
Production costs per equivalent bbl (3)	$17.95	17.05	14.07

Total oil and gas revenues	$3,435,006	2,963,651	1,931,593

(1)	Includes expense workovers.
(2)	Gas production is converted to barrel equivalents at the rate of six Mcf per barrel representing the estimated relative energy content of natural gas to oil.
(3)	Historical costs and expenses differ from projections included in the reserve estimates presented above as a result of remedial costs associated with repairs of the Hillside acquisition properties and repairs to the Coquille Bay platform included in historical costs and considered to be non-recurring expenses. To the extent that continued remedial costs are incurred in the future, the economic limit of the producing properties will be affected and will reduce our reserve estimates substantially.

Drilling Activity

The following table illustrates the results of the drilling activity during each of the three most recent fiscal years:

	July 31, 2006		July 31, 2005		July 31, 2004
	Gross	Net	Gross	Net	Gross	Net
Texas	8.0	0.2	3.0	0.1	0	0
New Mexico	0	0	0	0	0	0
Louisiana	0	0	0	0	0	0
Mississippi	0	0	0	0	0	0
Other	0	0	0	0	0	0

Total	8.0	0.2	3.0	0.1	0	0

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

The Company does not currently classify any of its mineral properties as having reserves as that term is defined by the SEC.

ITEM 1A. Risk Factors.

In addition to the other information set forth elsewhere in this Form 10-K, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in our business. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss. The risk factors listed below are not all inclusive.

We have a history of losses and currently operate under the terms of a Forbearance Agreement with our senior lender.

We have had a history of net losses for at least the past three years and we currently operate under the terms of a Forbearance Agreement and amendments thereto with our senior lender. If we are not successful in re-structuring our senior debt, our senior lender may foreclose on our properties.

Natural gas and oil prices fluctuate widely, and low prices would have a material adverse effect on our revenues, profitability and growth.

Our revenues, profitability and future growth will depend significantly on natural gas and crude oil prices. Prices received also will affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and will affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that we can economically produce. Factors that can cause price fluctuations include:

•	The domestic and foreign supply of natural gas and oil.

•	Overall economic conditions.

•	The level of consumer product demand.

•	Adverse weather conditions and natural disasters.

•	The price and availability of competitive fuels such as heating oil and coal.

•	Political conditions in the Middle East and other natural gas and oil producing regions.

•	The level of LNG imports.

•	Domestic and foreign governmental regulations.

•	Potential price controls and special taxes.

We depend on the services of our chairman, chief executive officer and chief financial officer, and implementation of our business plan could be seriously harmed if we lost his services.

We depend heavily on the services of Jeffrey T. Wilson, our chairman, chief executive officer, and chief financial officer. We do not have an employment agreement with Mr. Wilson, and we do not presently have a “key person” life insurance policy on Mr. Wilson to offset our losses in the event of Mr. Wilson’s death.

Our ability to successfully execute our business plan is dependent on our ability to obtain adequate financing.

Our business plan, which includes participation in 3-D seismic shoots, lease acquisitions, the drilling of exploration prospects and producing property acquisitions, has required and will require substantial capital expenditures. We may require additional financing to fund our planned growth. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. In particular, our credit facility imposes limits on our ability to borrow under the facility based on adjustments to the value of our hydrocarbon reserves, and our credit facility limits our ability to incur additional indebtedness. In the event additional capital resources are unavailable, we may be required to curtail our exploration and development activities or be forced to sell some of our assets in an untimely fashion or on less than favorable terms.

Natural gas and oil reserves are depleting assets and the failure to replace our reserves would adversely affect our production and cash flows.

Our future natural gas and oil production depends on our success in finding or acquiring new reserves. If we fail to replace reserves, our level of production and cash flows would be adversely impacted. Production from natural gas and oil properties decline as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves will decline as reserves are produced unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Further, the majority of our reserves are proved developed producing. Accordingly, we do not have significant opportunities to increase our production from our existing proved reserves. Our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves. If we are not successful, our future production and revenues will be adversely affected.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present values of our reserves.

The process of estimating natural gas and oil reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this report.

In order to prepare these estimates, our independent third party petroleum engineer must project production rates and timing of development expenditures as well as analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also requires economic assumptions relating to matters such as natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of natural gas and oil reserves are inherently imprecise.

Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and pre-tax net present value of reserves shown in this report. In addition, estimates of our proved reserves may be adjusted to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond our control. Some of the producing wells included in our reserve report have produced for a relatively short period of time. Because some of our reserve estimates are not based on a lengthy production history and are calculated using volumetric analysis, these estimates are less reliable than estimates based on a more lengthy production history.

You should not assume that the pre-tax net present value of our proved reserves prepared in accordance with SEC guidelines referred to in this report is the current market value of our estimated natural gas and oil reserves. We base the pre-tax net present value of future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices, costs, taxes and the volume of produced reserves may differ materially from those used in the pre-tax net present value estimate.

Exploration is a high risk activity, and our participation in drilling activities may not be successful.

Our future success will largely depend on the success of our exploration drilling program. Participation in exploration drilling activities involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	Unexpected drilling conditions.

•	Blowouts, fires or explosions with resultant injury, death or environmental damage.

•	Pressure or irregularities in formations.

•	Equipment failures or accidents.

•	Tropical storms, hurricanes and other adverse weather conditions.

•	Compliance with governmental requirements and laws, present and future.

•	Shortages or delays in the availability of drilling rigs and the delivery of equipment.

Even when properly used and interpreted, 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. Poor results from our drilling activities would materially and adversely affect our future cash flows and results of operations.

In addition, as a “successful efforts” company, we choose to account for unsuccessful exploration efforts (the drilling of “dry holes”) and seismic costs as a current expense of operations, which immediately impacts our earnings. Significant expensed exploration charges in any period would materially adversely affect our earnings for that period and cause our earnings to be volatile from period to period.

The natural gas and oil business involves many operating risks that can cause substantial losses.

The natural gas and oil business involves a variety of operating risks, including:

•	Blowouts, fires and explosions.

•	Surface cratering.

•	Uncontrollable flows of underground natural gas, oil or formation water.

•	Natural disasters.

•	Pipe and cement failures.

•	Casing collapses.

•	Stuck drilling and service tools.

•	Abnormal pressure formations.

•	Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases.

If any of these events occur, we could incur substantial losses as a result of:

•	Injury or loss of life.

•	Severe damage to and destruction of property, natural resources or equipment.

•	Pollution and other environmental damage.

•	Clean-up responsibilities.

•	Regulatory investigations and penalties.

•	Suspension of our operations or repairs necessary to resume operations.

Offshore operations are subject to a variety of operating risks peculiar to the marine environment, such as capsizing and collisions. In addition, offshore operations, and in some instances, operations along the Gulf Coast, are subject to damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce the funds available for exploration, development or leasehold acquisitions, or result in loss of properties.

If we were to experience any of these problems, it could affect well bores, platforms, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks. Losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We may not be able to maintain adequate insurance in the future at rates we consider reasonable, and particular types of coverage may not be available. An event that is not fully covered by insurance could have a material adverse effect on our financial position and results of operations.

Not hedging our production may result in losses.

Due to the significant volatility in natural gas prices and the potential risk of significant hedging losses if NYMEX natural gas prices spike on the date options settle, our production is not currently hedged. By not hedging our production, we may be more adversely affected by declines in natural gas and oil prices than our competitors who engage in hedging arrangements.

Our ability to market our natural gas and oil may be impaired by capacity constraints on the gathering systems and pipelines that transport our natural gas and oil.

All of our natural gas and oil is transported through gathering systems and pipelines, which we do not own. Transportation capacity on gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to these facilities or due to capacity being utilized by other natural gas or oil shippers that may have priority transportation agreements. If the gathering systems or our transportation capacity is materially restricted or is unavailable in the future, our ability to market our natural gas or oil could be impaired and cash flow from the affected properties could be reduced, which could have a material adverse effect on our financial condition and results of operations.

We have no assurance of title to our leased interests.

Our practice in acquiring exploration leases or undivided interests in natural gas and oil leases is to not incur the expense of retaining title lawyers to examine the title to the mineral interest prior to executing the lease. Instead, we rely upon the judgment of third party landmen to perform the field work in examining records in the appropriate governmental, county or parish clerk’s office before leasing a specific mineral interest. This practice is widely followed in the industry. Prior to the drilling of an exploration well the operator of the well will typically obtain a preliminary title review of the drillsite lease and/or spacing unit within which the proposed well is to be drilled to identify any obvious deficiencies in title to the well and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. We have no assurance, however, that any such deficiencies have been cured by the operator of any such wells. It does happen, from time to time, that the examination made by title lawyers reveals that the lease or leases are invalid, having been purchased in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, we may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect. It may also happen, from time to time, that the operator may elect to proceed with a well despite defects to the title identified in the preliminary title opinion.

Competition in the natural gas and oil industry is intense, and we are smaller and have a more limited operating history than most of our competitors.

We compete with a broad range of natural gas and oil companies in our exploration and property acquisition activities. We also compete for the equipment and labor required to operate and to develop these properties. Most of our competitors have substantially greater financial resources than we do. These competitors may be able to pay more for exploratory prospects and productive natural gas and oil properties. Further, they may be able to evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to explore for natural gas and oil and to acquire additional properties in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of our competitors have been operating for a much longer time than we have and have substantially larger staffs. We may not be able to compete effectively with these companies or in such a highly competitive environment.

We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

Our operations are subject to numerous laws and regulations governing the operation and maintenance of our facilities and the discharge of materials into the environment. Failure to comply with such rules and regulations could result in substantial penalties and have an adverse effect on us. These laws and regulations may:

•	Require that we obtain permits before commencing drilling.

•	Restrict the substances that can be released into the environment in connection with drilling and production activities.

•	Limit or prohibit drilling activities on protected areas, such as wetlands or wilderness areas.

•	Require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells.

Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain only limited insurance coverage for sudden and accidental environmental damages. Accordingly, we may be subject to liability, or we may be required to cease production from properties in the event of environmental damages. These laws and regulations have been changed frequently in the past. In general, these changes have imposed more stringent requirements that increase operating costs or require capital expenditures in order to remain in compliance. It is also possible that unanticipated factual developments could cause us to make environmental expenditures that are significantly different from those we currently expect. Existing laws and regulations could be changed and any such changes could have an adverse effect on our business and results of operations.

We cannot control the activities on properties we do not operate.

Other companies currently operate properties in which we have an interest. As a result, we have a limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors that are outside of our control, including:

•	Timing and amount of capital expenditures.

•	The operator’s expertise and financial resources.

•	Approval of other participants in drilling wells.

•	Selection of technology.

Acquisition prospects are difficult to assess and may pose additional risks to our operations.

We expect to evaluate and, where appropriate, pursue acquisition opportunities on terms our management considers favorable. In particular, we expect to pursue acquisitions that have the potential to increase our domestic natural gas and oil reserves. The successful acquisition of natural gas and oil properties requires an assessment of:

•	Recoverable reserves.

•	Exploration potential.

•	Future natural gas and oil prices.

•	Operating costs.

•	Potential environmental and other liabilities and other factors.

•	Permitting and other environmental authorizations required for our operations.

In connection with such an assessment, we would expect to perform a review of the subject properties that we believe to be generally consistent with industry practices. Nonetheless, the resulting conclusions are necessarily inexact and their accuracy inherently uncertain, and such an assessment may not reveal all existing or potential problems, nor will it necessarily permit a buyer to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not always be performed on every platform or well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken.

Future acquisitions could pose additional risks to our operations and financial results, including:

•	Problems integrating the purchased operations, personnel or technologies.

•	Unanticipated costs.

•	Diversion of resources and management attention from our exploration business.

•	Entry into regions or markets in which we have limited or no prior experience.

•	Potential loss of key employees, particularly those of the acquired organizations.

We do not currently intend to pay dividends on our common stock.

We have never declared or paid a dividend on our common stock and do not expect to do so in the foreseeable future. Our current plan is to retain any future earnings for funding growth, and, therefore, holders of our common stock will not be able to receive a return on their investment unless they sell their shares.

Anti-takeover provisions of our certificate of incorporation, bylaws and Nevada law could adversely effect a potential acquisition by third parties that may ultimately be in the financial interests of our stockholders.

Our certificate of incorporation, bylaws and the Nevada General Corporation Law contain provisions that may discourage unsolicited takeover proposals. These provisions could have the effect of inhibiting fluctuations in the market price of our common stock that could result from actual or rumored takeover attempts, preventing changes in our management or limiting the price that investors may be willing to pay for shares of common stock. These provisions, among other things, authorize the board of directors to:

•	Designate the terms of and issue new series of preferred stock.

•	Limit the personal liability of directors.

•	Limit the persons who may call special meetings of stockholders.

•	Prohibit stockholder action by written consent.

•	Establish advance notice requirements for nominations for election of the board of directors and for proposing matters to be acted on by stockholders at stockholder meetings.

•	Require us to indemnify directors and officers to the fullest extent permitted by applicable law.

•	Impose restrictions on business combinations with some interested parties.

Our common stock is thinly traded.

Imperial has approximately 11 million shares of common stock outstanding, held by approximately 606 holders of record. Directors and officers own or have voting control over approximately 2.2 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

ITEM 2. Description of Properties

Oil and Natural Gas Development, Major Properties

Bovina Field

The Bovina field covers some 1,600 acres of leasehold in Warren County, Mississippi. The Company operates three wells. The Cauthen 6-15#1 well produces intermittently but loads up with salt and water. A workover is planned to rework the well higher. The Bovina Unit 7-2#1 well is producing approximately 15 Bopd on hydraulic pump with associated gas at about 100 mcfpd. The Bovina Unit 7-2#2 is shut in capable of producing 20 Bopd and 200 Bwpd from the Rodessa sand, however, it will require a pumping unit and saltwater disposal facilities to produce economically. The Bovina field has upside potential through uphole recompletions into the Hosston and other shallower formations and in the drilling of undeveloped locations. The Cauthen well will be worked over to isolate the Cotton Valley “D” sand, additionally perforate the “B” zone and perform a small acid stimulation job. The Company expects a rate of about 250 mcfpd. The well has a tendency to plug off with salt from time to time and requires cleanout. Several additional zones are available uphole. Subsequent to year-end the Company sold its interest in this field.

Bethany/Carthage Fields

The Bethany and Carthage fields produce from the Hosston, Travis Peak and Pettit formations at depths ranging from 11,000 feet to 7,000 feet. The Company operates 6 producing wells and two wells awaiting the installation of additional facilities before production will commence. Current production is approximately 0.5 Mcfpd. These wells have additional behind pipe reserves as well as proven undeveloped locations to reduce the current spacing pattern within this area. Recently the Company completed a farmout of the Moss Unit acreage and seven new Cotton Valley wells have been drilled and completed, each producing approximately 1 MMcfpd. The Company has also completed a farmout of its Mittie Horton and Bell acreage and the three new wells were successfully drilled on the farmout acreage. The Company completed a workover of the Stroud #1 which produces at rates of 30 Mcfpd and 5 Bopd. The Company ran rods and a downhole pump on the Mittie Horton however the well continues to have problems producing. Additional behind pipe potential exists in the well. The Company will be installing a separator on the Burnett #1 ahead of a frac job that is planned and expects pre-frac production of 100 Mcfpd. Most of the wells have additional behind pipe zones available for future recompletions. In addition with the recent activity in the area and given the Company’s significant acreage position, several additional locations have been included as proved undeveloped locations, although the Company believes that a significantly greater number of drilling locations are available than included in the reserve reports as the spacing of the Cotton Valley fields in this area is further reduced to 40 acres. Subsequent to year-end the Company sold its interest in this field, except for the Ned Dean #1 unit and certain farmout operations being conducted by Chesapeake.

Coquille Bay Field

The Company assumed operations of the Coquille Bay field in January 2005 from Royal-T. The field is located in Plaqumines Parish, Louisiana in approximately 4-6 feet of water. Seventeen wells produce oil and natural gas at depths ranging from 8,000 ft. to 11,000 feet. The Company manages the field under an Operating Agreement with the State of Louisiana and owns a 22% working interest and a 21.4% net revenue interest. Prior to hurricane Katrina, the Company had the field producing at approximately 75 Bopd and 800 mcfpd from six completions, however production has been plagued by continuous repair and maintenance problems and over-sized equipment at the central facility and by the lack of sufficient gas for gas lifting of the oil wells. The Company had completed work on two additional wells that had sufficient gas flow rates to supply the necessary gas lift gas immediately prior to shutting down for the hurricane. While the Company’s facility did not sustain any major damage, the gas sales line is tied to a platform operated by others that was heavily damaged in the storm and as a result the Company experienced considerable delays awaiting repairs to the other operator’s platform before it began repairing its platform facilities and began production at its facility. Subsequent to year-end, the Company began producing oil and gas from the Coquille Bay field and expects to continually increase the level of production to approximately 200 Bopd and 1,500 mcfpd. Coquille Bay field has numerous workover opportunities available to increase production and reserves.

New Mexico

The Company acquired approximately 20 shallow wells producing in the Atoka-Glorietta-Yeso Pool in Chaves County, New Mexico at depths of approximately 3,500 feet. Most of the wells have experienced sand fill and had either rod parts or tubing leaks due to neglect. The Company returned these wells to production and is producing approximately 90 Bopd and 430 Mcfpd. The Company is evaluating the area for infill drilling to further reduce well spacing. Subsequent to year-end the Company sold its interest in this field.

Howard Glascock Field

Most of the Texas production acquired from Hillside is from the Howard Glascock field in the vicinity of Midland, Texas. The properties with the greatest upside potential are the Dora Roberts Lease which had previously begun water flood operations that were discontinued during a period of low oil prices. The Company is evaluating a renewed waterflood effort on the property. The Company is actively returning the wells in this field to production. Most of the wells produce at depths of 3,000 feet or less from the San Andres and Glorietta formations. Subsequent to year-end the Company sold its interest in this field.

Kentucky Properties

The Kentucky properties are located in two fields in western Kentucky, the Shrewsbury field, in Grayson County and the Claymour field, in Todd County. Both properties required new leases be obtained, and that effort has been underway by the Company. At present the Company has acquired a total of approximately 3,500 acres in the Claymour area. The Claymour field has approximately 29 wells tied into the 15 mile pipeline and gathering system that was purchased with the properties. The leases had lapsed and the Company has obtained approximately 3,500 acres of new leases. The primary producing zone is the New Albany Shale zone at 1,600 feet. The Company plans rework the existing vertical wells for production and to drill new horizontal wells to determine the benefit that may be gained in production rates by horizontal drilling. We believe that significant economic benefit can be obtained by horizontal drilling in the New Albany Shale in this area. In the Shrewsbury field, the Company has not completed any new leasing yet. No proved reserves are included in the reserve report for these properties at this time.

Principal Exploration and Development Projects: Mining Ventures

The Company considers its mining activities to be in the exploration stage at this time.

United States Mines

UFO Mine

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

The Company constructed a pilot plant in 1998 at the Duke Mine and moved portable Cosmos Concentrator on site. The Company spent approximately $185,000 to conduct pilot recovery tests under a small miner’s permit exemption. Pilot plant results were encouraging despite mechanical start-up problems. Upon completion of its pilot tests, the Company suspended any further exploration until construction of a full-scale modular facility can be completed. Subject to capital availability, permitting and construction schedules, the cost to construct a full scale facility is approximately $8.0 million to achieve a capacity of 10,000 tons per day. Presently there are 5 other companies active in the development of claims in the vicinity of the Duke Mine. The Company entered into discussions with a mining company to provide the capital and manage the development of the mine and completed an agreement in connection with the change of control of Warrior in which the Company would retain a 5% net smelter royalty. The mining company was unable to complete its capital efforts in relation to the Duke Mine and as a result the Company re-assumed control of the claims and the mine. Subsequently the Company entered into a new agreement with ATLCC in which it retained a 5% net smelter royalty and a 5% equity stake.

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

The Company currently sells a substantial portion of its oil and gas production on “spot” market or short term contracts. During the year ended July 31, 2006, the Company sold approximately 16.3%, 20.6% and 24.2% of its oil and gas to Plains Marketing, Duke Energy and Navajo Refining, respectively. The Company does not believe that the loss of any of these purchasers would significantly impair its operation.

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

Oil and Natural Gas

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

Mining

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

ITEM 3. Legal Proceedings.

Imperial Petroleum, Inc. versus Ravello Capital LLC

The Company filed suit in Federal District Court in Tulsa County, Oklahoma against Ravello Capital LLC (“Ravello”) on November 20, 2000. The suit alleged breach of contract and sought to have the contract declared partially performed in the amount of $74,800 and sought relief in the amount of $488,390 for the unpaid consideration and punitive damages and attorneys fees. The Company received a judgment award against Ravello in the amount of $488,390 and subsequently collected and credited the judgment in the amount of $85,638.02 as a result of the re-issuance of certain of its shares in Warrior, held by Ravello in escrow and not released. The Company does not believe it will be successful in collecting the balance of the judgment against Ravello.

The Company, through its predecessor in interest, was named a defendant in a class action lawsuit seeking damages by the plaintiffs for inadequate development of the Moss Unit located in Panola County, Texas. The plaintiffs sought unspecified damages. The lawsuit was settled subsequent to year-end through the execution of a farmout agreement with a company nominated by the plaintiffs to drill additional wells in the Unit. The Company retained an over-riding royalty interest in the farmout wells to be drilled and all rights to its existing proration unit surrounding the Moss well, as well as $132,500 as consideration for executing the farmout. Seven additional wells have subsequently been drilled in the Unit and are producing.

The Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola County, Texas. The Crump Unit encompasses the Company’s Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff’s damages resulting from the Company’s failure to develop the property. The Company executed a farmout agreement with Burke Royalty (“Burke”), a co-defendant in the suit, regarding the acreage in question. Burke negotiated a settlement under which the Plaintiffs would arrange to drill additional wells. The Company has a 12.5% carried working interest in the first well drilled in the unit and the right to participate for a 12.5% working interest in subsequent wells.

The Company received a letter from an attorney representing Powder River in reference to certain claims PRVB believes it has against the Company and its management in reference to the sale of PRVB and the warranties and representations provided by the Company. No lawsuit was filed and the Company successfully completed a mutual release of claims with PRVB and settled the issues.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Company, subsequent to year end, on August 1, 2006 held its Annual Meeting of Shareholders. At that meeting, the shareholders approved the following corporate actions: (1) approved the election of five Board members, including Jeffrey T. Wilson, Annalee C. Wilson, Aaron M. Wilson, Malcolm W. Henley and James M. Clements; (2) approved the appointment of Briscoe Burke & Grigsby LP as the Company’s auditors for 2006; (3) approved a four for one (4 for 1) reverse split of the Company’s common stock; (4) approved an increase in capitalization of the Company’s common stock from 50,000,000 shares to 150,000,000 shares; and (5) approved the sale of 151 wells to Whittier and Premier Natural. (See Proxy dated July 11, 2006.)

PART II

ITEM 5. Market For Registrant’s Common Stock; and Related Stockholder Matters.

The Company’s common stock is traded in the over-the-counter market. From 1984 to 1997 trading had been so limited and sporadic that it was not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company was advised that trading in its shares resumed in September 1997 and the Company’s stock was quoted at approximately $0.25 per share in sporadic trading. At July 31, 2006, the approximate bid price for the Company’s common stock was $0. 08 per share and the approximate asked price was $0.17 per share.

No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

There are approximately 610 holders of record of the Company’s common stock.

ITEM 6. Selected Financial Data.

	2006	2005	2004	2003	2002
Operating Revenue	3,435,006	2,963,651	1,931,593	0	0
Income (loss) from continuing opns	372,878	73,783	223,678	(1,342,321)	(855,719)
Net Income (loss)	(3,426,724)	(2,695,812)	(1,450,822)	(1,321,597)	(820,242)
Net Income (loss) per share	(0.31)	(0.26)	(0.16)	(0.21)	(0.20)
Total Assets	18,085,079	17,082,279	16,502,317	2,535,734	495,090
Stockholder’s Equity	(5,428,118)	(2,198,762)	28,340	67,934	(1,830,357)
Cash Dividends Paid per Common Share	0	0	0	0	0
Number of Outstanding Shares (weighted)	10,949,465	10,465,050	8,912,026	6,194,264	4,149,648

ITEM 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Results of Operations

The factors which most significantly affect the Company’s results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales, (iii) the level of lease operating expenses, and (iv) the level of and interest rates on borrowings. The Company will need to rely on the initiation operations on its mining ventures and its oil and natural gas operations to generate cash flow and future profits. The same factors listed above will apply to the sale of minerals and metals mined by the Company as well as oil and natural gas produced by the Company. As the Company initiates production on its mining properties, results of operations will be affected by: (i) commodity prices for copper and gold, (ii) the quantity and quality of the ores recovered and processed, and (iii) the level of operating expenses associated with the mining operations.

Crude oil and natural gas prices increased significantly during fiscal 2006 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $71.25/Bbl for oil and $7.50 per Mmbtu for natural gas at July 31, 2006. Since that time prices have continued to remain high. At fiscal year-end 2006, the forward “strip” price for oil and natural gas as posted by the NYMEX representing the average of the next 24 months was approximately $64.95/Bbl and $8.35/Mmbtu. The impact of continued high prices will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to fluctuate and to be influenced by Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $578.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

Copper prices have fluctuated dramatically since the Company’s acquisition of its copper property with prices ranging from a low of about $0.65 per pound in August 1993 to a high of $3.40 per pound today. Wide variations in copper prices have resulted from the increased demand for electrical wire and copper related products as a result of the continued high growth rate of the economies of the industrialized nations and as a result of periodic reductions in the availability of scrap copper for recycling. Continued fluctuations in the spot price for copper are expected to result from variations in the availability of scrap copper and the continued strong demand from emerging nations.

Year ended July 31, 2006 compared to year ended July 31, 2005

Total revenues for the Company for the year ended July 31, 2006 were $3,435,006 compared to $2,963,651 for the prior year and represent a 16% increase. The increase in revenues is a result of increased commodity prices during the year. Production volumes decreased by 10% primarily due to losses associated with hurricanes Rita and Katrina in Louisiana. As a result of the sale of assets, the Company expects its oil and gas revenues to decrease significantly during the first quarter of fiscal 2006 but should rebound as production is increased at Coquille Bay and North Louisiana in the late first quarter.

Total operating expenses for the year ended July 31, 2006 were $3,062,128 compared to $2,889,868 for the year earlier. Operating expenses increased due to increased activity at Coquille Bay. General and administrative costs (“G&A”) for the year ended July 31, 2006 were $989,514 compared to $577,651 for the year ended July 31, 2005 and reflect additional expenses associated with the engagement of Macquarie Securities as the Company’s investment banker in the sale of assets. G&A costs will continue to increase in the first quarter due to costs associated with the Proxy solicitation related to the Company’s August 1, 2006 Annual meeting of the Shareholders and the resulting sale of assets. Interest costs increased to $2,792,962 for the year ended July 31, 2006 compared to $2,163,120 for the prior year as a result of the increase in rates associated with the Company credit facility and increased borrowings. Interest costs will decrease with the repayment of approximately $13.0 million in debt as a result of the asset sale.

The Company incurred an after tax loss of $3,426,724 ($0.31 per share) for the fiscal year ended July 31, 2006 compared to a loss of $1,450,822 ($0.26 per share) for the prior year. The largest component of the net loss is interest expense, representing 82%. Depreciation, depletion and amortization costs increased from a total of $1,495,074 last year to $1,788,350 in the current year as a result of additional fees associated with the Company’s Forbearance Agreement and amendments thereto. The Company expects to continue to incur losses until its operations in Coquille Bay are producing.

Year ended July 31, 2005 compared to year ended July 31, 2004

Total revenues for the Company for the year ended July 31, 2005 were $2,963,651 compared to $1,931,593 for the year ended July 31, 2004 and represent a 53% increase. The increase in revenues reflects a full year of revenue from the acquisition of the Warrior and Hillside properties that closed in January 2004. Despite increases in prices, production volumes were not consistent throughout the year due to downtime associated with wells acquired from Hillside and the history of poor maintenance operations. The Company finally completed the necessary repairs the Hillside wells, particularly in New Mexico and has been experiencing more consistent production rates. The Coquille Bay field began producing modestly in February 2005 and was plagued by mechanical and weather related problems during the remainder of the fiscal year. Immediately prior to hurricane Katrina the Company had completed well work that would alleviate the chronic lack of gas volumes necessary for gas lift. Although the field facilities operated by the Company suffered limited damage from the hurricane, the gas sales point operated by Martin Marks was damaged extensively and as a result the production will likely remain shut in until mid-November 2005. Once the Coquille Bay field is back on production, revenues should increase dramatically.

Total operating expenses (excluding depreciation, depletion and amortization) for the year ended July 31, 2005 increased to $2,889,868 compared to $1,707,915 for the prior year. Direct oil and gas lease operating expenses were $1,429,587 compared to $791,741 for the prior year and reflect the operation of the properties for a full year in 2005 and increases associated with the Coquille Bay operations located on water. General and administrative expenses included in the above totals were $400,498 for the year ended July 31, 2004 compared to $577,651 for the year ended July 31, 2005 and reflect the operations of the Company after the completion of the sale of Powder River and the completion of the financing of the acquisitions in January 2004. The Company expects its general and administrative costs to remain at about the same levels as 2005 and reflect the normal operating levels of the Company’s operations.

The Company incurred an after tax loss of $2,695,812 ($0.26 per share) for the fiscal year ended July 31, 2005 compared to a loss of $1,450,822 ($0.16 per share) for the prior year. Interest expenses for the most recent fiscal year were $2,163,180 compared to $1,106,151 for the prior year end and reflect a full year of interest associated with the acquisitions. Depreciation, depletion and amortization costs increased from a total of $513,753 last year to $882,630 in the current year. The Company expects to continue to incur losses during the early development of its oil and gas business.

Capital Resources and Liquidity

Because of the closing of the Hillside and Warrior asset acquisitions, the Company’s capital requirements relate primarily to the remedial efforts to return the Hillside wells to production and to workover operations on various Warrior wells to increase production. The Company has a great deal of flexibility in the timing and amount of these expenditures. Capital expenditures for the most recent year totaled $2,360,327 which was funded from borrowings under the Company’s credit facility and out of cash flow generated by the properties.

As a result of the inability of the Company to raise capital for its mining operations, Management decided to terminate all of the Company’s mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. Management decided to seek a partner for the Duke Mine during 2005 and focus its management resources and limited capital on the oil and natural gas properties acquired from Hillside and Warrior and to focus on additional acquisitions in the oil and gas sector. The Company completed a joint venture arrangement with ATLCC during the year that, if fulfilled by ATLCC, will eliminate any capital investments from the Company while providing for development of the mine.

As a result of the Hillside and Warrior acquisitions, the Company completed the Revolving Loan, an $18 million revolving financing of which approximately $11 million was required at closing, including approximately $0.25 million in working capital and $0.6 million in development capital for workovers. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. Under monthly calculations of the Borrowing Base, adjusted for production and prices, the calculated Borrowing Base as of July 31, 2006 was approximately $20.0 million. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for July 2006 was 14.25%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. The Company has been operating under a Forbearance Agreement and a Waiver Agreement as amendments to its credit facility since November 2005 as a result of its failure to complete a planned merger with United Heritage Corporation and its failure to raise at least $5 million in equity. The agreements signed by the Company provided that the Company would complete the sale of certain assets and reduce its debt. The Company signed a Definitive Purchase and Sales Agreement with Whittier and

Premier Natural that was closed subsequent to year-end on August 9, 2006. The proceeds of this initial closing (also referred to as Phase I) of approximately $12.0 million were used to reduce senior debt by $11.3 million and to pay vendor payables. As of July 31, 2006 the Company was not in compliance with the covenants of the agreements executed by the Company and its lender in connection with the sale of certain assets by the Company. The Company signed Amendment #4 at the closing of the asset sale to Whittier and Premier Natural subsequent to year end. The Company is in discussions with a new lender in connection with re-financing of its remaining debt facility and has received a proposed term sheet. A second post closing (also referred to as Phase II) of the asset sale to Whittier and Premier Natural occurred on November 9, 2006, resulted in approximately $1.85 million in additional proceeds to the Company to be used to further retire its senior debt ($1.7 million) and to reduce vendor payables ($0.15 million). At the request of its senior lender, the Company has postponed signing the new term sheet until final post closing of Phase II so that a final determination of the Company’s debt, including any additional fees incurred, can be provided to the new lender. The Company believes that it will not remain in compliance with the financial covenants provided under its Amendment #4 to its credit facility signed as a result of closing of the asset sale and will again need to request additional time from its senior lender to complete the final re-structuring of its credit facility. Failure to receive an extension or failure to complete a re-structuring of its senior debt will result in the Company continuing in default on its Revolving Loan and subject to the remedies provided therein. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $650,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 4 years from the closing date (January 15, 2004) and an interest rate of 4% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan with a discount of 10% of the principal amount if paid on or before June 30, 2004 and a discount of 5% of the principal amount if paid on or before December 31, 2004.

The timing of expenditures for the Company’s oil and natural gas and mining activities are generally distributed over several months, and as such, the Company anticipates its current working capital will be sufficient to meet its capital expenditures. The Company has no immediate plans to spend any capital on the Duke Mine during the present fiscal year. If ATLC is unable to perform, the Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining companies to develop the Duke Mine. There can be no assurance that the Company will be successful in its efforts to locate outside capital and as a result the level of the Company’s mining activities may need to be curtailed, deferred or abandoned entirely.

The level of the Company’s capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial workover operations. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels and that additional funds or borrowings will be required. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain. A potential breach of the conditions of the extension agreement with its senior lender, it will be necessary for the Company to raise equity, either through the issuance of additional shares to new investors or the sale of certain of its oil and gas properties. The Company is pursuing both alternatives at the present time. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $620,530 as of July 31, 2006. These funds have been used to initiate the Company’s oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future, but will need additional credit facilities to fund the Company’s ongoing needs.

At July 31, 2006, the Company had current assets of $671,245 and current liabilities of $23,227,590, which resulted in negative working capital of $22,577,590. The negative working capital position is comprised of the Company’s senior and subordinated debt facility of $21,906,345; trade accounts payable of $2,153,531, of accrued expenses payable of $323,612 consisting primarily of interest and accrued salaries payable to the Company’s President, notes payable to the Company’s President of $620,530, and third party notes payable of $157,202. As of July 31, 2006 the Company had cash and cash equivalents of $0.

Oil and Gas Hedging

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

Off Balance Sheet Arrangements

None.

Contractual Obligations

See above, Capital Resources and Liquidity.

Long-Term Debt

(See above, Capital Resources and Liquidity.) The Company has two credit facilities in place in connection with its oil and gas operations: (a.) an $18,000,000 Revolving Loan with D. B. Zwirn that expires on January 17, 2007 and (b.) a $650,000 subordinated note payable to Bank of Oklahoma that expires on January 15, 2008.

Revolving Loan

The Company completed the Revolving Loan, an $18 million revolving financing of which approximately $11 million was required at closing, including approximately $0.25 million in working capital and $0.6 million in development capital for workovers. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. Under monthly calculations of the Borrowing Base, adjusted for production and prices, the calculated Borrowing Base as of July 31, 2006 was approximately $20.0 million. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for July 2006 was 14.25%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. The Company has been operating under a Forbearance Agreement and a Waiver Agreement as amendments to its credit facility since November 2005 as a result of its failure to complete a planned merger with United Heritage Corporation and its failure to raise at least $5 million in equity. The Forbearance Agreement and amendments thereto provided that the Company would, among other things, sell certain assets to reduce its senior debt. The Company completed the sale of assets, subsequent to year end, with the initial closing on August 8, 2006 and a subsequent post closing on November 9, 2006. The Company currently operates under amendment #4 to its credit facility. As of July 31, 2006, the total amount outstanding under the Revolving Loan was $19.2 million, including outstanding fees. All of the amount due under the Revolving Loan are classified as current in the Company’s financial presentations. As a result of the closing and the post closing of the sale of assets, the Company’s remaining debt under the line of credit is approximately $7.3 million.

Subordinated Debt

In connection with the Revolving Loan and the closing of the acquisitions from Hillside and Warrior, the Company completed a subordinated financing of approximately $650,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 4 years from the closing date (January 15, 2004) and an interest rate of 4% per annum paid in kind and accrued to the loan balance due at maturity. The Company had the right to retire the Subordinated debt only after payment of the Revolving Loan with a discount of 10% of the principal amount if paid on or before June 30, 2004 and a discount of 5% of the principal amount if paid on or before December 31, 2004. The current amount outstanding as of July 31, 2006, including accrued interest under the subordinated debt is $710,811.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk.

Commodity Risk

Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized prices for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control.

Interest Rate Risk

We have long-term debt subject to risk of loss associated with movements in interest rates.

ITEM 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are included in this report beginning of page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company changed auditors from Briscoe Burke & Grigsby, LLP (“Briscoe”) to Weaver & Martin, LLC (“Weaver”) on September 20, 2006. There were no disagreements with the prior auditors that resulted in the change. Briscoe notified the Company that it had resigned as auditor effective as of September 19, 2006 “due to the difficulty and expense in obtaining acceptable liability insurance.” (For additional information, see Form 8-K filed on October 4, 2006.) Briscoe audited the Company’s financial records for the year ended July 31, 2005 and issued an unqualified opinion in connection with the audit. The opinion issued by Briscoe has not been qualified or modified as to audit certainty, audit scope or accounting principles nor has it included any disclaimer of opinion. The Company’s Board of Directors approved the engagement of Weaver as the Company’s auditors for the year ending July 31, 2006.

ITEM 9A. Controls and Procedures.

In connection with the preparation of this annual report on Form 10-K/A, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2006, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of July 31, 2006, as a result of the changes made by the Company in response to prior discussions with our auditors regarding our internal control over financial reporting, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

Briscoe, the Company’s auditors for the year ended July 31, 2005, notified the Audit Committee that a material weakness existed in the Company’s internal controls such that in its belief the accounting personnel of the Company did not possess the necessary skills to achieve accurate financial reporting in accordance with U.S. generally accepted accounting principals nor the requirements of the Exchange Act Rules 13a-14 and 15d-14. Furthermore, Briscoe advised the Audit Committee that a reportable condition was also noted in the Company’s internal controls in regards to segregation of duties and that the Company should take steps to segregate duties in the accounting function to assist in alleviating these control deficiencies. So as to rectify these material weaknesses, the Company determined that, as a matter of its regular business practice, it would engage third party accountants to assist the Company in compiling its financial information for all subsequent years until such time as the Company may retain additional internal accounting staff. The Company immediately engaged a third party accounting firm, Davis, Kinard & Co, P.C., to assist and review its accounting functions and as a result, the prior material weaknesses did not have a significant impact on the material weakness for the year 2006 period being reported on this Form 10-K.

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

Changes in Internal Controls

The Company changed its system of internal controls in 2005 to include the review and compilation of its financial information by independent accountants in cooperation with the Company’s own internal staff. No additional changes in internal controls were made during 2006. The Company’s Certifying Officers believe that these previous changes to the Company’s system of internal control over financial reporting has materially affected, and is reasonably likely to materially affect, the Company’s system of controls over financial reporting in the future.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors and Executive Officers of Registrant.

Directors and Executive Officers

The following table sets forth certain information regarding the directors, executive officers and key employees of the Company.

Name	Age	Position
Jeffrey T. Wilson	53	Director, Chairman of the Board, President and Chief Executive Officer
Annalee C. Wilson	50	Director
Aaron M. Wilson	27	Director
Malcolm W. Henley	54	Director
James M. Clements	44	Director

Biographical Information

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

Malcolm W. Henley has been a Director of the Company since August, 2006. Mr. Henley was a former officer of the Company and previously served as a Director from 1996 through 1999. Mr. Henley has over 25 years of experience in the petroleum industry and has been involved in many varied aspects of the industry. He holds a Bachelor of Arts Degree in Business Administration from Oklahoma State University and an Associate Degree in Petroleum Land Technology from Tulsa Junior College.

James M. Clements has been a Director of the Company since August, 2006. Mr. Clements has extensive experience in financial planning and securities. He is certified as a financial planner and previously held a broker-dealer license issued by the NASD from 1995-2003. He holds a Bachelor of Science degree in financial services from San Diego State University.

Section 16(a) Reporting Deficiencies

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5 with the SEC and the National Association of Securities Dealers (“NASD”). Such persons are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file.

Based upon a review of From 3, 4 and 5 filings made by the Company’s officers and directors during the past fiscal year ended July 31, 2006 under Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

ITEM 11. Executive Compensation.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company’s Chairman of the Board, President and Chief Executive Officer and (2) other compensation paid to officers and directors of the Company. Except as provided in the table below, during the three fiscal years ended July 31, 2006, 2005 and 2004 (i) no restricted stock awards were granted, (ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

The Company began accruing salary due to Jeffrey T. Wilson in January 1994. Mr. Wilson agreed to accept 1.0 million warrants exercisable at $0.25 per share in exchange for the retirement of $808,508 in accrued salaries. Mr. Wilson began receiving payment of his monthly salary in January 2004. As of July 31, 2006 the Company has accrued and unpaid salaries to Mr. Wilson in the amount of $35,389.10.

SUMMARY COMPENSATION TABLE

	Annual Compensation		Long Term Awards Warrants
Name and Principal Position	Year	Salary	Bonus	# shares
Jeffrey T. Wilson	2006	$111,667	_____	_____
	2005	$125,000	_____	_____
	2004	$104,167	_____	_____
Annalee C. Wilson	2006	__________	_____	_____
	2005	__________	_____	_____
	2004	__________	_____	_____
Aaron M. Wilson	2006	__________	_____	_____
	2005	__________	_____	_____
	2004	__________	_____	_____
Malcolm W. Henley	2006	__________	_____	_____
	2005	__________	_____	_____
	2004	__________	_____	_____
James M. Clements	2006	__________	_____	_____
	2005	__________	_____	_____
	2004	__________	_____	_____

None of the executive officers listed received prerequisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officers. Directors are currently not paid for their service to the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

As of July 31, 2006, the Company has 11,241,126 issued and outstanding shares of common stock. The following table sets forth, as of July 31, 2006, the number and percentage of shares of common stock of the Company owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company’s common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31,2006, the Company had approximately 606 holders of common stock of record.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Jeffrey T. Wilson (1)	1,648,721	14.7%
Annalee C. Wilson (2)	501,165	4.45%
Aaron M. Wilson (3)	50,808	0.5%
All officers and directors as a Group (3 people) at 7/31/2005	2,200,694	19.65%
Estate of Luther Henderson (4)	566,614	5.0%
Taghmen Ventures Ltd (5)	687,500	6.1%
RAB Special Situations LP (6)	1,000,000	8.9%
James M. Clements (7)	826,875	7.3%
Total officers, directors and 5% shareholders	5,281,683	46.95%

(1)	The mailing address of Mr. Jeffrey Wilson is 11600 German Pines, Evansville, IN 47725. Includes 147,396 shares held jointly with Mrs. Wilson; includes 176,637 shares owned by HN Corporation in which Mr. Wilson owns 33.3%. Does not include 75,000 shares held in Trust by Old National Bank for Mr. Wilson’s children

(2)	The mailing address of Mrs. Annalee Wilson is 11600 German Pines, Evansville, IN 47725. Includes 147,396 shares held jointly with Mr. Wilson; includes 353,769 shares owned by HN Corporation in which Mrs. Wilson owns 66.7%. Does not include 75,000 shares held in Trust by Old National Bank for Mrs. Wilson’s children.
(3)	The mailing address for Mr. Aaron Wilson is 11600 German Pines Drive, Evansville, IN 47725. Includes 50,808 shares held in Trust by Old National Bank.
(4)	The mailing address of HN Corporation is 3117 N First Ave., Evansville, IN 47710. Mrs. Annalee Wilson is the President of HN Corporation, Jeffrey T. Wilson is the Vice President of HN Corporation and Aaron M. Wilson is a Vice President of HN Corporation.
(5)	The Executor of Mr. Henderson’s Estate is Mr. Ajit Jhangiani. The address is 5608 Malvey, Suite 104, Fort Worth, TX 76107.
(6)	The address of Taghmen Ventures Ltd. is EFG House, St Julian’s Avenue, St Peter Port Guernsey.
(7)	The mailing address of RAB Special Situations LP is C/O Morgan Stanley 25 Cabot Square, 3rd Floor, Canary Wharf, London, E144QA.

ITEM 13. Certain Relationships and Related Transactions.

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $620,530 in principal as of July 31, 2006. Accrued salaries owed to Mr. Wilson total $35,389.10 as of July 31, 2006.

HN Corporation, a private retail company owned by Mr. Wilson and his wife, has made unsecured loans to the Company from time-to-time which total $0 in principal as of July 31, 2006. Annalee Wilson serves as the President of HN Corporation and owns 66.7% of its common stock, Jeffrey T. Wilson serves as the Vice President and Secretary of HN Corporation and owns 33.3% of its stock and Aaron M. Wilson serves as a Vice President of HN Corporation.

ITEM 14. Principal Accountant Fees and Services.

The following table presents the fees for professional audit services rendered by Weaver for the audit of the Company’s annual consolidated financial statements for the fiscal year ended July 31, 2006 and for Briscoe, our previous auditors, for the fiscal year ended July 31, 2005, and fees for other services rendered by each during those periods:

Fee Category	Fiscal 2006	Fiscal 2005
Audit Fees	$30,000	$23,798
Audit-Related Fees	$0	$0
Tax Fees	$0	$7,500
All Other Fees	$0	$18,999
Total Fees	$30,000	$50,297

Audit fees include fees related to the services rendered in connection with the annual audit of the Company’s consolidated financial statements, the quarterly reviews of the Company’s quarterly reports on Form 10-Q and the reviews of and other services related to registration statements and other offering memoranda. The audit fees in 2006 were comparable to those incurred in 2005.

Audit-related fees are for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees include (i) tax compliance, (ii) tax advice, (iii) tax planning, and (iv) tax reporting.

All Other Fees includes fees for all other services provided by the principal accountants not covered in the other categories such as litigation support, etc.

All of the services for 2006 and 2005 were performed by the full-time, permanent employees of Weaver and Briscoe, respectively.

All of the 2006 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors to the extent that rule was applicable during fiscal year 2006. The Audit Committee has considered whether the provisions of such services, including non-audit services, by Briscoe was compatible with maintaining Briscoe’s independence and has concluded that it is. Weaver has not provided any services un-related to the audit during 2006.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Financial Statements and Schedules

Financial Statements of Imperial Petroleum, Inc.

Reports of Independent Public Accountants;

Consolidated Balance Sheets as of July 31, 2006 and 2005;

Consolidated Statements of Operations for the years ended July 31, 2006, 2005, and 2004;

Consolidated Statements of Stockholder Equity for the years ended July 31, 2006, 2005, and 2004;

Consolidated Statements of Cash Flows for the years ended July 31, 2006, 2005, and 2004;

Notes to Consolidated Financial Statements.

Supplemental Financial Information

Schedule II - Amounts Receivable from Related Parties. Other Schedules are omitted as they are not required.

(b)	Reports on Form 8-K

The following reports were filed with the SEC on the dates shown and are included herein by reference:

8/15/05 8-K: Change of Auditors to Briscoe, Burke & Grigsby LLP

8/31/05 8-K: Termination of Merger Agreement with United Heritage Corporation.

12/7/05 8-K: Amendment #3 to Credit Facility and Forbearance Agreement.

2/24/06 8-K: Waiver Agreement with Senior Lender

5/9/06 8-K: Purchase and Sale Agreement with Whittier Energy Company and Premier Natural Resources LLC

7/6/06 DEF 14A: Definitive Proxy

8/4/06: 8-K: Notice of results of Annual Meeting

8/22/068-K: Closing of sale of assets to Whittier & Premier

10/16/06 Change of auditors to Weaver & Martin LLC.

(c)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant incorporated herein by reference to exhibit B of the Form 10.

3.2	Bylaws of the Registrant incorporated herein by reference to Exhibit B of the Form 10.

16.1	Letter re: change in certifying accountant. Included by reference to exhibit of Form 8-K, as filed with the SEC on August 16, 2006.

31.1	Certification of Chief Executive Officers as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of president and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99	Additional Exhibits: Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Imperial Petroleum, Inc.

IMPERIAL PETROLEUM, INC.

Date: November 15, 2006	/s/ Jeffrey T. Wilson
Jeffrey T. Wilson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jeffrey T. Wilson	President and Chief Executive Officer	November 15, 2006
Jeffrey T. Wilson	(Principal Executive Officer) and Director

IMPERIAL PETROLEUM, INC.

Index to Consolidated Financial Statements

Audited Financial Statements of Imperial Petroleum, Inc.

(See Item 15: Exhibits, Financial Statements and Reports on Form 8-K)

IMPERIAL PETROLEUM, INC.

INDEPENDENT AUDITORS' REPORTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Imperial Petroleum, Inc. and Subsidiaries

Evansville, Indiana

We have audited the accompanying consolidated balance sheet of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin, LLC

Kansas City Missouri

October 27, 2006

IMPERIAL PETROLEUM, INC.

INDEPENDENT AUDITORS' REPORTS

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

/s/ BRISCOE, BURKE & GRIGSBY LLP

Certified Public Accountants

Tulsa, Oklahoma

November 11, 2005

IMPERIAL PETROLEUM, INC.

Consolidated Balance Sheet

July 31, 2006 and 2005

	2006	2005
ASSETS

Current Assets:
Cash	$—	$—
Certificates of Deposit	172,346	52,230
Accounts Receivable	498,899	762,044
Total current assets	671,245	814,274
Property, plant and equipment:
Mining claims, options, and development costs	41,760	41,760
Oil and gas properties (full cost method)	18,878,786	16,768,101
	$18,920,546	$16,809,861
Less: accumulated depreciation, depletion and amortization	(2,170,630)	(1,389,010)
Net property, plant and equipment	16,749,916	15,420,851
Other assets:
Investments	—	36,506
Deferred financing expense—net	663,918	810,648
Total other assets	663,918	847,154

Total assets	$18,085,079	$17,082,279

IMPERIAL PETROLEUM, INC.

Consolidated Balance Sheet

July 31, 2006 and 2005

	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,153,531	$1,448,630
Accrued expenses	323,612	440,439
Notes payable – current portion	157,202	356,350
Notes payable – related parties	620,530	606,083
Line of Credit	19,247,014	0
Other Current Liabilities	75,701	100,562
Total current liabilities	$22,577,590	2,952,064

Long-term liabilities:
Asset retirement obligation	285,607	238,166
Notes payable	650,000	650,000
Line of credit	—	15,440,811
Total long-term liabilities	$935,607	$16,328,977

STOCKHOLDERS’ EQUITY:
Common stock of $.006 par value; authorized 150,000,000 shares; 11,241,126 and 10,866,126 issued, respectively	$67,447	$65,197
Paid-in capital	10,247,264	9,982,396
Unamortized cost of stock issued for services	(69,750)	0
Retained deficit	(14,965,775)	(11,539,051)
Treasury stock, at cost (342,239 and 342,239, respectively)	(707,304)	(707,304)
Total stockholders’ equity	(5,428,118)	(2,198,762)

Total liabilities and stockholders’ equity	$18,085,079	$17,082,279

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Operations

For the Years Ended July 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues and other income:

Oil and gas	$3,435,006	$2,963,651	$1,931,593
Total operating income	3,435,006	2,963,651	1,931,593

Costs and expenses:
Production costs and taxes	1,289,074	1,429,587	791,741
Mining lease expense	1,920	—	1,923
General and administrative	989,514	577,651	400,498
Depreciation, depletion and amortization	781,620	882,630	513,753
Total costs and expenses	3,062,128	2,889,868	1,707,915

Net Income (Loss) from operations	372,878	73,783	223,678
Other income and (expense):
Interest expense	(2,792,872)	(2,163,180)	(1,106,151)
Interest income	—	9,443	4,076
Amortization of loan fees	(1,006,730)	(612,444)	(234,241)
Management fees	—	—	74,000
Other income (expense)	—	(3,414)	(16,627)
Gain (loss) on sale of assets	—	—	(395,557)

Net loss before income tax	(3,426,724)	(2,695,812)	(1,450,822)

Provision for income taxes:
Current	—	—	—
Deferred	—	—	—

Total benefit from income taxes	—	—	—

NET LOSS	$(3,426,724)	$(2,695,812)	$(1,450,822)

NET LOSS PER SHARE	$(0.31)	$(.26)	$(.16)

WEIGHTED AVERAGE SHARES OUTSTANDING	10,946,960	10,465,050	8,912,026

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended July 31, 2006, 2005 and 2004

	Common Stock		Additional Paid-In Capital	Unamortized Cost of Stock Issued	Retained Deficit	Treasury Stock	Total Stockholder’s Equity
	Shares	Par Value
BALANCE, July 31, 2003	7,737,026	$46,422	$8,121,233	—	$(7,392,417)	$(707,304)	$67,934
Stock issued for cash	521,125	3,127	206,873	—	—	—	210,000
Stock issued for acquisitions	1,572,625	9,436	823,342	—	—	—	832,778
Stock issued to pay off debt	137,500	825	367,625	—	—	—	368,450
Net loss for the period	—	—	—	—	(1,450,822)	—	(1,450,822)

BALANCE, July 31, 2004	9,968,276	$59,810	$9,519,073	—	$(8,843,239)	$(707,304)	$28,340
Exercise of warrants by RAB	500,000	3,000	237,000	—	—	—	240,000
Stock issued for services	175,000	1,050	93,950	—	—	—	95,000
Stock issued for acquisition	222,850	1,337	132,373	—	—	—	133,710
Net loss for the period	—	—	—	—	(2,695,812)	—	(2,695,812)

BALANCE, July 31, 2005	10,866,126	$65,197	$9,982,396	—	$(11,539,051)	$(707,304)	$(2,198,762)
Stock split
Stock issued for services	375,000	2,250	125,250	(69,750)	—	—	57,750
Debt converted to stock			139,618				139,618
Net loss for the period					(3,426,724)		(3,426,724)
BALANCE, July 31, 2006	11,241,126	$67,447	10,247,264	(69,750)	$(14,965,775)	$(707,304)	$(5,428,118)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2006, 2005 and 2004

	2006	2005	2004
Operating activities:

Net loss	$(3,426,724)	$(2,695,812)	$(1,450,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,788,350	1,465,074	747,994
Expenses paid with common stock	57,500	95,500	—
Loss (gain) on sale and disposal of assets	—	—	395,557
Change in accounts receivable	263,145	(350,252)	(105,868)
Change in other assets	36,506	—	84,392
Change in accounts payable	704,901	140,573	(102,170)
Increase in other liabilities	22,580	100,562	—
Change in accrued expenses	(101,577)	(121,349)	957,825
Net cash provided by (used in) operating activities	(655,319)	(1,336,204)	526,908

Investing activities:
Purchase of oil and gas	(2,110,685)	(1,692,448)	(11,578,191)
Proceeds from notes receivable-related party	—	—	3,798
Purchases of certificates of deposit	(120,116)	—	(375,000)
Proceeds from certificates of deposit	—	322,770	—
Proceeds of sale of assets		145,977	175,000
Net cash provided by (used in) investing activities	$(2,230,801)	$(1,223,701)	$(11,774,393)

Financing activities:
Proceeds from notes payable	3,824,022	2,752,342	13,260,978
Payments on notes payable	(76,902)	(159,970)	(884,031)
Proceeds from notes payable-related party	3,000	124,033	33,100
Payments from notes payable-related party	(4,000)	(36,500)	(75,229)
Payment of financing cost	(860,000)	(360,000)	(1,297,333)
Proceeds from stock warrants exercised	—	240,000	—
Proceeds from sale of stock	—	—	210,000

Net cash provided by (used in) financing activities	2,886,120	2,559,905	11,247,485

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

Supplemental disclosures for cash flow information:
Cash paid during the period for
Interest	$13,330	$69,757	$181,151
Income taxes	—	—	—

Supplemental schedule of non-cash investing and financing:
Stock issued for fixed assets	$—	$133,710	$720,000
Stock issued for services and interest	127,500	95,000
Stock issued to extinguish debt	139,618	—	140,305
Stock issued to extinguish accrued expenses	—	—	228,145

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements

For the Years Ended July 31, 2006, 2005 and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Imperial Petroleum, Inc. (the “Company”), a publicly held corporation, was organized under the laws of the state of Nevada.

The Company’s principal business consists of oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. At fiscal year end 2006, the Company had not begun mining activities.

Reverse Split

On August 1, 2006 stockholders approved a 1 for 4 reverse stock split. All share numbers in these financial statements and footnotes have been retroactively adjusted to account for the reverse split.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., Imperial Environmental Company (formerly Phoenix Metals, Inc.) and Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Bad debts on receivables are evaluated periodically and charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts is included in the financial statements. During 2006, 2005 and 2004 the Company charged off $0, $0, and $0 respectively.

Fair Value of Financial Instruments

Fair values of cash and cash equivalents, investments and short-term debt approximate their carrying values due to the short period of time to maturity. Fair values of long-term debt are based on quoted market prices or pricing models using current market rates, which approximate carrying values.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

Management Fees

The Company received management fees from Warrior Resources, Inc. during 2004. Warrior Resources, Inc. was under common control of the Company until November 2005. On January 16, 2004 the Company acquired all of the assets and certain liabilities of Warrior Resources, Inc. During 2006, 2005 and 2004, the Company earned $0, $0 and $74,000 respectively in management fees as reflected in other income. The payment of management fees terminated with the closing of the acquisition.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable.

The Company’s cash is deposited in two financial institutions. Cash and certificates of deposit at banks are insured by the FDIC up to $100,000. At times, the balances in these accounts may be in excess of federally insured limits. The Company currently operates in the oil and gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company’s major purchasers of its oil and gas during 2006 were Plains Marketing, Duke Energy and Navajo Refining accounting for 16.6%, 21.9% and 24.7 % revenues respectively. The Company’s major purchasers of its oil and gas during 2005 were Plains Marketing, Duke Energy and Navajo Refining accounting for 18.9%, 19.0% and 19.4% revenues, respectively. The Company’s major purchasers of its oil and gas during 2004 were Plains Marketing, Duke Energy and Navajo Refining accounting for 17.1%, 18.1% and 12.5% revenues, respectively.

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

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

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

Amortization of Financing Fees

Deferred financing fees are amortized ratably over the term of the related debt. Amortization expense for 2006, 2005 and 2004 was $ 1,006,730, $ 612,444 and $234,241 respectively.

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

Reclassification

Certain amounts in the 2005 consolidated financial statements were reclassified in 2006.

Recent Accounting Pronouncements

SFAS 123R

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supercedes APB opinion No. 25, Accounting for Stock Issued to employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement became effective for our year-ended July 31, 2005. The Company did not issue any stock-based compensation to its employees during 2006 and as a result had no impact on the Company’s financial statements for the year ended July 31, 2006 and 2005.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

2. GOING CONCERN

Financial Condition

The Company’s financial statements for the year ended July 31, 2006 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $3,426,724, $2,695,812 and $1,450,822 for the years ended July 31, 2006, 2005 and 2004, respectively, and as of July 31, 2006 has an accumulated deficit of $14,965,775.

Management Plans to Continue as a Going Concern

The Company completed a portion of the sale of certain oil and gas properties in August 2006 and paid down its senior debt by $11.3 million and an additional $1.7 million in November 2006. The Company engaged an investment banking firm to assist in raising equity or re-structuring its debt facility to provide capital for growth and more favorable interest rate terms. The Company has received an offer of financing as a result of that effort and is reviewing the terms. With the start-up of its facilities damaged by hurricanes in Louisiana, the Company expects its remaining properties to provide sufficient cash flow to service any new facility that is put in place. Because the company continues to operate under the terms of its Forbearance Agreement and amendments thereto, with its current lender, there can be no assurance that its current lender will afford the Company sufficient time to complete an alternative financing.

3. PROPERTY, PLANT and EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	2006	2005
Oil and gas properties	$18,589,176	$16,513,251
Mining claims	74,800	74,800
Oil and gas equipment	254,850	254,850
Mine development costs	32,634	32,634
Impairment reserve	(65,674)	(65,674)
Total	$18,878,786	$16,809,861

The Company has not completed or updated the necessary reserve studies of its mining claims to determine the metal content of the reserves and the related future production costs which affect the recoverability of the capitalized costs. In addition, the Company’s going concern issues in the past, lack of capital for mining and other factors led management to recognize an impairment reserve to reduce the carrying value to management’s estimate of the amount recoverable upon ultimate disposition. Since ATLCC, Inc. has not, as of year-end, conducted any mining activities, management continues to recognize the impairment reserve. The Company intends to continue to hold and use the impaired mining assets.

The Company accounts for its oil and gas properties under the full cost method. The Company’s capitalized costs for oil and gas properties result from its acquisitions of an interest in the Bovina field in Warren County, Mississippi and its 2004 acquisitions of the Warrior Resources, Inc., Hillside Oil & Gas LLC, Caltex/ Apache and Coquille Bay acquisitions.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

4. INCOME TAXES

Provisions for income taxes are as follows:

	2006	2005	2004
(in thousands)
Current:
Federal	—	—	—
State	—	—	—
	—	—	—

Deferred:
Federal	—	—	—
State	—	—	—
	$—	$—	$—

Income taxes differed from the amounts computed by applying the U.S. federal tax rate as a result of the following:

	2006		2005	2004
	(in thousands)
Computed “expected” tax expense (benefit)		$(611)	$(534)	$(299)
State income taxes net of federal benefit			—	—
Increase (Decrease) in valuation allowance for deferred tax assets		611	534	299
Other			—	—

Actual income tax expense	$	___	$—	$—

While the Company has not filed its tax returns for the most recent fiscal year, following are the estimated tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	2006	2005	2004
	(in thousands)
Deferred tax liabilities:
Other	$—	$—	$—
Total deferred tax liabilities	$—	$—	$—
Deferred tax assets:
Unrealized loss on securities	$312	$312	$312
Property, plant and equipment	138	98	38
Net operating losses	2,132	1,564	1,100
Other	41	39	33

Total deferred tax assets	2,623	2,012	1,478

Valuation allowance	(2,623)	(2,012)	(1,478)

Net deferred tax assets	—	—	—

Net deferred tax asset (liability)	$—	$—	$—

A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

The Company has net operating loss (NOL) carryforwards to offset its earnings of approximately $10,150,000. If not utilized, the net operating losses will expire in varying amounts from 2017 to 2026. Due to recurring losses and a lack of funding the Company has not been filing its tax returns. Provisions for current and deferred taxes are estimated using known facts. The Company believes its net operating losses are sufficient to offset any potential income tax liability.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

5. NOTES PAYABLE AND LINE OF CREDIT

	2006	2005
Gary S. Williky, unsecured promissory note, dated November 24, 1997, principal due on demand plus interest at 9.0%	$5,243	$13,913
Thomas J. Patrick, unsecured promissory note, dated December 18, 1997, principal due on demand plus interest at 8.5%	—	—
Hillside promissory note, dated January 16, 2004, principal due on demand plus interest at 8%. Collateralized by 1,000,000 shares of the Company’s common stock held.	20,000	213,297
Equipment note due a Bank, dated 03/01/01, payments assumed 1/16/04, principal due on demand plus interest at a variable rate at 5.5% as of 7/31/04. Collateralized by a workover rig and certain vehicles.	131,959	129,140
Note Payable to a Bank, subordinated debt due 1/16/08, monthly. Interest due in-kind at 4%. Collateralized by the oil and gas properties and certain assets of the Company on a 2nd mortgage.	650,000	650,000

Total	807,202	1,006,320

Less: current portion	157,202	356,350

Long-term notes payable	$650,000	$650,000

Current maturities of notes payable are as follows:

7/31/07	$157,202
7/31/08	650,000
7/31/09	—
7/31/10	—
7/31/11	—
Thereafter	—

Total	$807,202

Notes Payable – Related Party

	2006	2005
Officer – 10.0% demand note	$106,462	$106,462
Officer – 7.5% demand note	72,850	72,850
Officer – 9.0% demand note	441,218	426,771

	$620,530	$606,083

LINE OF CREDIT

The Company maintains a revolving line of credit agreement with a lending institution totaling $18 million. The Company had $19,247,014 and $15,440,811 in outstanding advances and accrued interest as of July 31, 2006 and 2005, respectively. The line of credit provides for interest at the rate of the prime rate plus 8% due January 15, 2007, secured by the oil and gas properties and certain assets of the Company. Subsequent to year-end the Company reduced its debt with the proceeds of its property sales by approximately $11.3 million in August 2006 and an additional $1.7 million in November 2006.

The Company has been operating under a Forbearance Agreement with its Senior Lender since November 2005. The Forbearance Agreement and amendments thereto provided for, among other things, that the Company would retain an investment advisor in the connection with the sale of certain assets to reduce its debt and would complete the sale of assets subject to certain schedules provided therein. The Company hired Macquarie Securities as its financial advisor in connection with the sale of assets to Whittier Energy Company and Premier Natural Resources. The asset sale was closed subsequent to year-end and the Company signed Amendment #4 to its credit agreement which modified certain financial covenants and provided for approval of the sale of the assets.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

6. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its chief executive officer, Jeffrey T. Wilson and a Company owned and controlled by Mr. Wilson, H.N. Corporation. For 2006 and 2005 the Company has accrued an annual salary of $125,000 and $125,000, respectively, for Mr. Wilson. The Company, had accrued salaries payable to Mr. Wilson of $35,389 as of July 31, 2006.

The Company owes its Chairman and Chief Executive Officer, Jeffrey T. Wilson, as a result of loans to the Company, a total of $620,530 in principal as of July 31, 2006. Interest rates on the loans are fixed at 10%, 7.5% and 9% respectively. A loan to Ridgepointe Mining Company, a wholly-owned subsidiary of the Company bears interest at 9%. All of the loans are secured by a third mortgage granted by the Company to Wilson on the oil and gas assets.

During 2005, the Company entered into an agreement to sell its mining assets to Warrior Resources, inc., an affiliate of the Company, in connection with the change of control of Warrior. The transaction was unwound and the Company retained the mining assets and subsequently entered into a similar transaction with an unaffiliated third party.

7. ASSET RETIREMENT OBLIGATION

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

Using a credit-adjusted risk free rate of 8%, and estimated useful life of wells ranging from 30-40 years, and estimated plugging and abandonment cost ranging from $2,500 per well to $27,666 per well, the Company has recorded a non-cash fixed asset addition and associated liability related to its property acquisitions of $230,793. Oil and gas properties were increased by $230,793, which represents the present value of all future obligations to retire the wells at January 16, 2004. A corresponding obligation totaling $230,793 has also been recorded as of January, 2004. At July 31, 2006 the obligation was increased to $285,607. For the periods ended July 31, 2006 and 2005, respectively, the Company recorded accretion expenses of $47,441 and $7,373 associated with this liability. These expenses are included in interest expense in the consolidated statements of operations.

8. LITIGATION, COMMITMENTS AND CONTINGENCIES

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

The Company has accrued revenue payable in legal and petty suspense accounts in the amount of $81,364 and $12,098, respectively, as of July 31, 2006. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business. Subsequent to year-end and in connection with the sale of assets, a substantial portion of the legal suspense funds were paid to the purchasers of the assets for their further handling in connection with the properties. Suspense accounts are cleared out annually and paid to the owners.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

The Company has a plugging liability for oil and gas operations in the various states in the amount of $285,607. The Company has plugging bonds posted with the state regulatory agencies in the amount of $172,346 to offset the cost of plugging wells in the future.

Imperial Petroleum, Inc. versus Ravello Capital LLC

The Company filed suit in Federal District Court in Tulsa County, Oklahoma against Ravello Capital LLC (“Ravello”) on November 20, 2000. The suit alleged branch of contract and sought to have the contract declared partially performed in the amount of 474,900 and sought relief in the amount of $488,390 for the unpaid consideration and punative damages and attorney fees. The Company received a judgment award against Ravello in the amount of $488,390 and subsequently collected and credited the judgment award against Ravello in the amount of $85,638.02 as a result of the re-issuance of certain of its shares in Warrior, held by Ravello in escrow and not released. The Company does not believe it will be successful in collecting the balance of the judgment against Ravello.

The Company, through its predecessor in interest, was named a defendant in a class action lawsuit seeking damages by the plaintiffs for inadequate development of the Moss Unit located in Panola County, Texas. The plaintiffs sought unspecified damages. The lawsuit was settled subsequent to year-end through the execution of a farmout agreement with a company nominated by the plaintiffs to drill additional wells in the Unit. The Company retained an over-riding royalty interest in the farmout wells to be drilled and all rights to its existing proration unit surrounding the Moss well, as well as $132,500 as consideration for executing the farmout. Seven additional producing wells have subsequently been drilled in the Unit.

The Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola county, Texas. The Crump Unit encompasses the Company’s Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff’s damages resulting from the Company’s failure to develop the property. The damages are unspecified. The Company executed a farmout agreement with Burke Royalty, a co-defendant in the suit, regarding the acreage in question. Burke negotiated a settlement under which the Plaintiffs would arrange to drill additional wells. The Company has a 12.5% carried working interest in the first well drilled in the unit and the right to participate for a 12.5% working interest in subsequent wells. The Company’s interests in the new wells drilled under the farmout are currently not in pay and have not been recognized by the Farmee. The Company is seeking a resolution of the matter with the Farmee.

The Company has received a letter from an attorney representing Powder River Basin Gas Corp in reference to certain claims PRVB believes it has against the Company and its management in reference to the sale of PRVB and the warranties and representations provided by the Company. No lawsuit has been filed. Subsequent to year-end the Company signed a mutual release of claims with PRVB and the matter has been settled.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

9. STOCK WARRANTS

The following schedule summarizes pertinent information with regard to the stock warrants for the years ended July 31, 2006, 2005 and 2004:

	2006		2005		2004
	Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price
Beginning of year	5,416,715	$.01	8,832,434	$.06	1,200,000	$.25
Granted	0		584,281	.01	9,916,934	.01
Exercised	0		(2,000,000)	.12	(1,284,500)	.15
Forfeited	—	—	—	—	—	—
Expired	0		(2,000,000)	$.14	(1,000,000)	$.12

End of year	5,416,715		5,416,715		8,832,434

Exercisable	5,416,715		5,416,715		8,832,434

Weighted average fair value of warrants issued

As of July 31, 2006, the Company has 5,416,715 warrants exercisable at $.01, expiring on various dates on or after 1/16/07. RAB Capital exercised its warrants in the amount of 2,000,000 shares on October 27, 2004 at $0.12 per share.

During the years ended July 31, 2006, 2005 and 2004, the Company recorded $0 for services rendered related to warrants issued under the agreements.

10. SHAREHOLDER EQUITY TRANSACTIONS

During fiscal 2006 the Company issued a total of 375,000 shares for services and fees. The Company issued a total of 125,000 shares of its restricted common in connection with an investor awareness campaign to Pasadena Capital Partners. In addition the Company issued 125,000 shares to Blue Wave Advisors for an investor awareness campaign. Macquarie Securities was issued 125,000 of restricted common stock for services in connection with the sale of assets by the Company, however, Macquarie later decided to accept cash in lieu of the shares and the shares were subsequently cancelled.

11. LEASE OBLIGATIONS

During 2006 the Company had a non-cancelable operating lease agreement for office space at its headquarters at 329 Main Street, Suite 801, Evansville, IN. The term of the agreement was 2 years from February 2004 and provided for monthly rent of $941. The Company maintains its current office space on a month-to-month basis. Total rental expense was $11,294, $11,294 and $4,706 in 2006, 2005 and 2004, respectively.

Through 7/31/07	$0 Month-to-month

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

12. ACCRUED EXPENSES

The Company has accrued expenses as of July 31 as follows:

	2006	2005
Revenue in suspense	$0	$78,947
Accrued officer salary – CEO	35,389	140,750
Accrued interest on notes	196,764	139,597
Accrued Payroll Taxes	91,459	81,145

	$323,612	$440,439

13. PRIOR PERIOD ADJUSTMENTS

Net income for 2004 has been adjusted to correct errors. In 2004, depletion expense was understated due to an improper calculation of the Company’s interest in certain properties. This adjustment resulted in a decrease in net income for 2004 of $280,304 and a decrease in net property, plant and equipment of $280,304. Retained earnings has been corrected to reflect these adjustments.

14. SUBSEQUENT EVENTS

The Company completed the Phase I closing of the sale of assets to Whittier Energy Company and Premier Natural Resources, LLC in August 2006 and received proceeds of approximately $12.1 million of which $11.3 million went to pay down senior debt and the balance to reduce the Company’s vendor payables. As a result of the sale, the Company’s oil and gas reserves were reduced to 370 MBO and 2.7 Bcfg and the company estimates it will recognize a $1.1 million gain on disposition of assets. The Company anticipates additional proceeds from the sale at post-closing in November 2006 of $1.7 million which will be used to further reduce senior debt and to reduce vendor payables.

On August 1, 2006 stockholders approved a 1 for 4 reverse stock split. All share numbers in these financial statements and footnotes have been retroactively adjusted to account for the reverse split.

In connection with the Annual Shareholders Meeting on August 1, 2006, the shareholders approved a four for one (4 for 1) reverse split of the Company’s authorized common and an increase in the Company’s authorized capital from 50,000,000 common shares (par value $0.006/sh) to 150,000,000 common shares (par value $0.006/sh).

IMPERIAL PETROLEUM, INC.

Supplemental Information

(Unaudited)

For the Years Ended July 31, 2006, 2005 and 2004

Capitalized Costs Relating to Oil and Gas	2006	2005	2004
Property acquisitions
Proved	$2,002,008	$1,826,658	$15,072,420
Unproved	—	—	—
Less – proceeds from sales of properties	—	(130,977)	—
Support equipment and facilities	108,677	—	—

Oil and gas related costs	2,110,685	1,695,681	15,072,420

During fiscal 2006 the Company acquired certain interests in Bastian Bay located in Louisiana as a workover project.

Results of Operations for Oil and Gas Producing Activities	2006	2005	2004
Revenues	$3,435,006	$2,963,651	$1,931,593
Production costs and taxes	(1,289,074)	(1,429,587)	(791,741)
Depreciation, depletion and amortization	(781,620)	(882,630)	(513,753)

Income from oil and gas producing activities	$1,364,312	$651,434	$626,099

The following table sets forth the Company’s net proved oil and gas reserves at July 31, 2006 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels (bbls) in the case of oil, and units of one thousand cubic feet (MCF) in the case of gas.

	Oil (bbls)	Gas (MCF)
Proved reserves:
Balance at July 31, 2004	780,859	17,656,211
Discoveries and extensions	—	—
Acquisitions	22,514	284,405
Sales and dispositions	4,310	(2,150,000)
Revisions of previous estimates	47,844	(3,941,716)
Production	(32,527)	(307,900)

Proved reserves:
Balance at July 31, 2005	823,000	11,541,000
Discoveries and extensions	—	—
Acquisitions	—	793,330
Sales and dispositions	—	—
Revisions of previous estimates	212,759	4,644,382
Production	(31,759)	(245,712)

Proved reserves at July 31, 2006	1,004,000	16,733,000
Proved developed July 31, 2004	728,349	6,081,731
Proved developed July 31, 2005	709,000	5,766,000
Proved developed July 31, 2006	604,000	6,248,000

All of the Company’s reserves are located in the continental United States. The natural gas sales and dispositions in 2005 (2,150,000) mcf resulted primarily from the farmout of acreage relating to proved undeveloped reserves in East Texas to third parties in connection with the settlement of certain litigation (Note 7. Litigation). The result of these farmouts is that our net interests in the wells was reduced and as a consequence, both our future capital costs and our net proved reserves were also reduced. In 2006, the Company acquired an interest in the Bastian Bay field in Louisiana.

Standardized Measure of Discounted Future Net Cash Flows

	July 31, 2006	July 31, 2005	July 31, 2004
Future Cash Inflows	$200,428,000	$143,528,000	$156,115,307
Future production costs and taxes	40,888,000	27,261,000	39,649,748
Future development costs	16,073,000	11,445,000	22,955,670
Future income tax expenses	37,588,000	27,463,000	24,500,360
Net future cash flows	105,879,000	77,359,000	69,009,529
Discount at 10%	(54,316,000)	(39,685,000)	(35,401,889)
Discounted future net cash flows from proved reserves	$51,563,000	$37,674,000	$33,607,640
Balance, beginning of year	$37,674,000	$33,607,640	$—
Acquisitions	—	4,134,240	45,297,467
Sales of oil and gas net of production costs	(2,145,932)	(1,391,400)	(1,139,652)
Discoveries and extensions	—	—	—
Changes in prices and production costs	(10,908,767)	69,801,594	—
Extensions, additions and discoveries	—	—	—
Revision of quantity estimates	24,040,514	(10,846,700)	—
Sales and dispositions	—	(1,330,000)	—
Development costs incurred	2,110,685	1,612,000
Interest factor accretion of discount	6,289,500	4,283,111
Net change in income taxes	(10,125,000)	1,520,019	—
Changes in future development costs	4,628,000	(5,904,973)	(11,179,975)
Changes in production rates and other	—	(57,811,637)	—

Balance, end of year	$51,563,000	$33,674,000	$33,607,640

Estimated future net cash flows represent an estimate of the net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at July 31, 2006 were $71.25 per barrel of oil and $7.25 per MMBTU of gas respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions. The estimates of reserve values include estimated future development costs that the Company does not currently have the ability to fund. If the Company is unable to obtain additional funds, it may not be able to develop its oil and natural gas properties as estimated in its July 31, 2006 reserve report.

The future net revenue information assumes no escalation of costs or prices. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.