Form 10-Q
period 2006-10-31
IMPERIAL PETROLEUM INC
filed 2006-12-15
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On October 31, 2006, there were 11,409,742 shares of the Registrant’s common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

As used herein, unless we otherwise specify, the terms the “Company,” “we,” “us” and “our” means Imperial Petroleum, Inc.

This Report contains forward-looking statements concerning our financial condition, results of operations and business, including, without limitation, statements pertaining to:

•	The development of our existing oil and gas properties and leases;

•	Implementing aspects of our business plans;

•	Financing goals and plans;

•	Our existing cash and whether and how long these funds will be sufficient to fund our operations; and

•	Our raising of additional capital through future equity financings.

These and other forward-looking statements are primarily in the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Generally, you can identify these statements because they include phrases such as “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. Cautionary language in this Report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended October 31, 2006

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of July 31, 2006 and October 31, 2006	5

Condensed Consolidated Statements of Operations for the three months ended October 31, 2006 and 2005	6

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2006 and 2005	7-8

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4. Controls and Procedures	18

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and Item 5. Other Information are not applicable	19

Item 6. Exhibits	27

SIGNATURES	28

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of October 31, 2006, and its results of operations for the three and six month periods ended October 31, 2006 and 2005 and its cash flows for the three and six month periods ended October 31, 2006 and 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	31-Oct-06	31-Jul-06
	Unaudited	Audited
ASSETS
Current Assets
Cash and Cash Equivalents	$29,322	$0
Certificates of Deposit	173,016	172,346
Accounts Receivable	349,853	498,899
Receivable from Sale of Assets	1,968,644	0
Other current assets	0	0

Total current assets	2,520,835	671,245
Property, Plant and Equipment
Mining Claims, options & development costs	41,760	41,760
Oil and gas properties (full cost method)	4,173,414	18,878,786

	4,215,174	18,920,546
Less: Accumulated DD&A	(525,634)	(2,170,630)

Net property, plant and equipment	3,689,540	16,749,916
Long Term Assets:
Investment in Subsidiaries	8,861	0
Deferred financing expenses-net	448,640	663,918

Total other assets	457,501	663,918
TOTAL ASSETS	$6,667,876	$18,085,079

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$1,296,163	$2,153,531
Accrued expenses	114,548	323,612
Notes payable-current portion	148,085	157,202
Note payable-related parties	620,530	620,530
Line of Credit	8,751,130	19,247,014
Other current liabilities	75,701	75,701

Total current liabilities	11,006,157	22,577,590
Long Term Liabilities
Asset Retirement Obligation	138,711	285,607
Notes Payable	650,000	650,000

Total non-current liabilities	788,711	935,607
Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 11,409,742 and 10,866,126 issued, respectively	68,458	67,447
Additional paid-in capital	10,286,828	10,247,264
Unamortized Cost of Stock Issued for Services	(40,467)	(69,750)
Retained earnings	(14,734,507)	(14,965,775)
Treasury stock	(707,304)	(707,304)

Total stockholder’s equity	(5,126,992)	(5,428,118)

Total Liabilities and Stockholder’s Equity	$6,667,876	$18,085,079

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending
	10/31/06	10/31/05
Revenue and other income
Oil and gas revenue	$359,580	$1,045,188
Total operating income	$359,580	$1,045,188
Costs and Expenses:
Production costs and taxes	$80,801	$263,246
Mining operating expense	0	1,923
General and administrative	270,668	136,665
Depreciation, depletion and amort.	53,270	168,495
Total costs and expenses	404,739	570,329
Net gain/(loss) from operations	(45,159)	474,859
Other income and (expense)
Interest expense	(439,381)	(609,735)
Interest income	0	0
Amortization of loan fees	(215,297)	(153,111)
Management fees	0	0
Other income (expense)	36,187	0
Gain (loss) on sale of assets	894,918	0
Total other income/(expense)	276,4274	(762,846)
Net gain/ loss before income taxes	231,268	(287,987)
Provision for income taxes
Current	0	0
Deferred	0	0
Total benefit from income taxes	0	0
Net gain/loss	$231,268	$(287,987)
Net gain/loss per share	0.021	(0.0265)
Weighted average shares outstanding	11,281,317	10,866,126

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ending
	10/31/06	10/31/05
Operating activities:
Net income/(loss)	231,268	(287,987)
Depreciation, depletion and amortization	268,547	168,495
Expenses paid with common stock	(69,750)	0
Loss (gain) on sale and disposal of assets	(894,918)	0
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in asset retirement obligation	(146,896)	0
Change in accounts receivable	149,046	(188,743)
Change in other receivables	(1,968,644)	0
Change in accounts payable	(857,368)	(118,120)
Change in accrued expenses	(208,428)	13,419
Change in deposits from customers	0	12,004
Net cash provided by (used in) operating activities	(3,497,143)	(400,932)
Investing activities:
Purchases and improvements to oil and gas properties	(65,083)	(252,921)
Reinvestment in certificates of deposit	(670)	0
Proceeds of sale of assets	14,097,219	0
Net cash provided by (used in) investing activities	14,031,466	(252,921)
Financing activities:
Proceeds from line of credit	334,832	591,221
Payments on line of credit	(10,830,716)	0
Payments on notes payable	(9,117)	(239,167)
Payments from notes payable-related party	0	3,000
Proceeds from issuance of stock	0	212,169
Net cash provided by (used in) financing activities	(10,505,001)	567,223
Net change in cash and cash equivalents	29,322	50,433

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ending
	10/31/06	10/31/05
Cash and cash equivalents, beginning of period	0	52,230
Cash and cash equivalents, end of period	29,322	102,663
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	7,697	3,288
Income taxes	0	0
Supplemental schedule of non-cash investing and financing activities
Stock issued for services	40,467	0
Stock issued to extinguish debt	0	216,637
Total	0	216,637

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 2007. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company‘s Form 10-K for the year ended July 31, 2006.

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

Issuance of Additional Securities

The Company entered into a public relations and investor relations agreement in October 2006 that provides for the issuance of 168,616 shares of its restricted common stock and the payment of $10,000 per month beginning with the 60th day after execution of the agreement. The agreement was terminated after the end of the quarter and the stock has been returned. The Company has no further obligations under the agreement.

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

GOING CONCERN

Financial Condition

The Company’s financial statements for the quarter ended October 31, 2006 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $3,426,724, $2,695,812 and $1,450,822 for the years ended July 31, 2006, 2005 and 2004, respectively, and as of July 31, 2006 has an accumulated deficit of $14,965,775.

Management Plans to Continue as a Going Concern

The Company completed a portion of the sale of certain oil and gas properties in August 2006 and paid down its senior debt by $11.3 million prior to the end of the quarter and an additional $1.7 million in November 2006. The Company engaged an investment banking firm to assist in raising equity or re-structuring its debt facility to provide capital for growth and more favorable interest rate terms. The Company has received an offer of financing as a result of that effort and is reviewing the terms, however no definitive financing agreement has been signed. With the start-up of its facilities damaged by hurricanes in Louisiana, the Company expects its remaining properties to provide sufficient cash flow to service any new facility that is put in place. Because the company continues to operate under the terms of its Forbearance Agreement and amendments thereto, with its current lender, there can be no assurance that its current lender will afford the Company sufficient time to complete an alternative financing.

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

On October 31, 2006, the Company operated 76 oil and gas wells in Texas and Louisiana and owned an interest in an additional approximately 280 wells operated by others. Net daily sales from the Company’s oil and gas properties averaged approximately 10 Bopd and 200 Mcfpd during the quarter ended October 31, 2006. Production for the period averaged an estimated 39 Bopd and 350 mcfpd. The Company acquired an additional 24 wells in Kentucky and will become the operator of each of these wells when its leasing and bonding process is complete. The Company’s estimated net proven oil and gas reserves as of July 31, 2006 (after giving effect to the sale of assets completed August 8, 2006) were 370 MBO and 2,711 MMCFG. No proven reserves are included for the Kentucky properties. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.

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

The Company continues to operate following the closing of the Purchase and Sale Agreement. Upon closing and completion of the sale, the Company maintained its operations in South Louisiana and South Texas properties and retained ownership of its royalty package comprised of approximately 280 additional oil and gas properties. The Company also retained its ‘workover rig’ located in West Texas and utilizes the equipment associated with its ‘workover rig’ as a contractor to third party customers.

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

The Company in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders. In addition to the private notes, the Company has the following note obligations: (1) a term loan from a bank in the name of Hillside Oil & Gas for which the Company makes the monthly payments in connection with its purchase of a workover rig from Hillside; and (2) the Revolving Loan comprised of the Secured Line of Credit with its senior lender and the Subordinated Loan with a bank in connection with the financing arranged for the purchase of oil and gas assets under the section entitled Capital Liquidity and Resources. As of October 31, 2006, the Company had a total of 3 notes payable to individuals and private companies totaling $0.77 million, in principal, of which $0.62 million was with the Company’s Chairman and President, Mr. Wilson.

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

Crude oil and natural gas prices increased significantly during fiscal 2006 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $57/Bbl for oil and $6.50 per Mmbtu for natural gas at October 31, 2006. Since that time prices have continued to remain high. At fiscal year-end 2006, the forward “strip” price for oil and natural gas as posted by the NYMEX representing the average of the next 24 months was approximately $64/Bbl and $8/Mmbtu. The impact of continued high prices will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to fluctuate and to be influenced by Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $650.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

Three months ended October 31, 2006 compared to Quarter ended October 31, 2005.

Revenues for the three months ending October 31, 2006 were $359,580 compared to revenues of $1,045,188 for the comparable quarter ended October 31, 2005 and represent a 66 % decrease over the prior year period due to the sale of assets. For the most recent quarter, sales from Coquille Bay contributed only 4% of the revenues as production start-up issues and ongoing rental compressor repairs restricted gas sales. Oil production from Coquille Bay was accumulating in the storage tanks and was sold in November. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana.

Oil and gas production operating expenses were $80,801 for the quarter ended October 31, 2006 compared to $263,246 for the quarter ended October 31, 2005 and likewise represent a reduction in lease expense due to the sales of oil and gas properties. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to increase as operations and production on the Coquille Bay field stabilize.

General and administrative costs were $270,668 for the three months ending October 31, 2006 compared to $136,665 for the same period a year earlier and primarily reflects additional costs associated with the sale. G&A should decline for the next quarter as sale expenses are completed. G&A expenses will continue to increase in subsequent quarters as the Company adds staff. Net interest expenses for the quarter were $439,381 in 2006 compared to $609,735 for the same period in 2005 and reflects the pay-off of a portion of the Company’s debt as a result of the sale. Additional reductions in the level of the Company’s borrowings resulted in the second quarter from the post closing of the sale. The Company reflected an accounts receivable at October 31, 2006 in the amount of $1.9 million due as a result of the post closing. Interest expenses will decrease in the second quarter as additional debt is retired from the proceeds of the sale. In October 2006 the Company’s interest from borrowings totaled approximately $127,000 per month.

The Company had an after-tax net gain of $231,268 ($0.021 per share) for the quarter ended October 31, 2006 compared to a net loss of $287,987 ($0.0265 per share) for the comparable quarter a year earlier. The net income for the quarter resulted from an extraordinary gain of $894,918 as a result of the sale of assets.

FINANCIAL CONDITION

Capital Resources and Liquidity

As a result of the sale of assets, the Company’s capital expenditures are focused mainly on its Louisiana properties at the present time and its efforts to return its wells to production as a result of the damage it sustained due to the hurricanes. The Company has several partners in its Coquille Bay field and must coordinate capital expenditures with the receipt of partner contributions in order to maintain consistent operations. At present the Company is responsible for approximately 50% of the capital expenditures in Coquille Bay as a result of non-consenting partners. The Company will be entitled to recover 500% of its capital expenditures made on behalf of these parties under the operating agreements. Capital expenditures for the most recent quarter totaled $26,000 which was funded out of cash flow generated by the properties.

As a result of the inability of the Company to raise capital for its mining operations, Management decided to terminate all of the Company’s mining lease commitments except the Duke Gold Mine in Utah during fiscal year 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. Management decided to seek a partner for the Duke Mine during 2005 and focus its management resources and limited capital on the oil and natural gas properties acquired from Hillside and Warrior and to focus on additional acquisitions in the oil and gas sector. The Company completed a joint venture arrangement with ATLCC during the year that, if fulfilled by ATLCC, will eliminate any capital investments from the Company while providing for development of the mine. ATLCC did not complete any capital investments on the Duke Mine and the Company subsequently re-acquired its mining interests from the State of Utah as a result of the lapse of those claims by ATLCC. The Company has a similar joint venture proposal under consideration from a new party and is evaluating the financial ability of the potential partner to perform a new agreement.

As a result of the Hillside and Warrior acquisitions, the Company completed the Revolving Loan, an $18 million revolving financing of which approximately $11 million was required at closing, including approximately $0.25 million in working capital and $0.6 million in development capital for workovers. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company‘s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. Under monthly calculations of the Borrowing Base, adjusted for production and prices, the calculated Borrowing Base as of October 31, 2006 was approximately $10.7 million adjusted for the sale of assets. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for October 2006 was 16.25%). The balance as of October 31, 2006 remaining under the Revolving Loan after giving effect to the sale of assets through the Phase I closing was $8.75 million. The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. The Company has been operating under a Forbearance Agreement and a Waiver Agreement as amendments to its credit facility since November 2005 as a result of its failure to complete a planned merger with United Heritage Corporation and its failure to raise at least $5 million in equity. The agreements signed by the Company provided that the Company would complete the sale of certain assets and reduce its debt. The Company signed a Definitive Purchase and Sales Agreement with Whittier and Premier Natural that was closed subsequent to year-end on August 9, 2006. The proceeds of this initial closing (also referred to as Phase I) of approximately $12.0 million were used to reduce senior debt by $11.3 million and to pay vendor payables. As of July 31, 2006 the Company was not in compliance with the covenants of the agreements executed by the Company and its lender in connection with the sale of certain assets by the Company. The Company signed Amendment #4 at the closing of the asset sale to Whittier and Premier Natural subsequent to year end. The Company is in discussions with a new lender in connection with re-financing of its remaining debt facility and has received a proposed term sheet. A second post closing (also referred to as Phase II) of the asset sale to Whittier and Premier Natural occurred on November 9, 2006, resulted in approximately $1.85 million in additional proceeds to the Company to be used to further retire its senior debt ($1.7 million) and to reduce vendor payables ($0.15 million). At the request of its senior lender, the Company had postponed signing the new term sheet until final post closing of Phase II so that a final determination of the Company’s debt, including any additional fees incurred, could be provided to the new lender. The Company believes that it will not remain in compliance with the financial covenants provided under its Amendment #4 to its credit facility signed as a result of closing of the asset sale and will again need to request additional time from its senior lender to complete the final re-structuring of its credit facility. Failure to receive an extension or failure to complete a re-structuring of its senior debt will result in the Company continuing in default on its Revolving Loan and subject to the remedies provided therein. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $650,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 4 years from the closing date (January 15, 2004) and an interest rate of 4% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan with a discount of 10% of the principal amount if paid on or before June 30, 2004 and a discount of 5% of the principal amount if paid on or before December 31, 2004.

The timing of expenditures for the Company’s oil and natural gas and mining activities are generally distributed over several months, and as such, the Company anticipates its current working capital will be sufficient to meet its capital expenditures. The Company has no immediate plans to spend any capital on the Duke Mine during the present fiscal year. As a result of ATLCC’s failure to perform, the Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining companies to develop the Duke Mine. There can be no assurance that the Company will be successful in its efforts to locate outside capital and as a result the level of the Company’s mining activities may need to be curtailed, deferred or abandoned entirely.

The level of the Company’s capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial workover operations. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels and that additional funds or borrowings will be required. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain. If the Company is unable to comply with the conditions of the extension agreement with its senior lender, it will be necessary for the Company to raise equity, either through the issuance of additional shares to new investors or the sale of certain of its oil and gas properties. The Company is pursuing both alternatives at the present time. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $620,530 as of October 31, 2006. These funds have been used to initiate the Company’s oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future, but will need additional credit facilities to fund the Company’s ongoing needs.

At October 31, 2006, the Company had current assets of $2,520,835 and current liabilities of $11,006,157, which resulted in negative working capital of $8,485,322. The negative working capital position is comprised of the Company’s senior debt facility in the amount of $8,751,130; trade accounts payable of $1,296,163, of accrued expenses payable of $114,5482 consisting primarily of interest and accrued salaries payable to the Company’s President, notes payable to the Company’s President of $620,530, and third party notes payable of $148,085. As of October 31, 2006 the Company had cash and cash equivalents of $29,322.

Item 3.	Quantative and Qualitative Disclosures Regarding Market Risk.

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

At present, as the sole employee of the Company, the President and Chairman of the Company, Mr. Wilson, has concluded based on his evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a.15 under the Securities Exchange Act of 1934, as amended, as of October 31, 2006, that the Company’s disclosure controls and procedures are effective and that no changes or improvements and modifications to the Company’s internal accounting processes were required to ensure that material information was accumulated and communicated to management, including Mr. Wilson, as appropriate to allow timely decisions regarding required disclosure in the Company’s filings with the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal control over financial reporting during the period ended October 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s system of controls over financial reporting.

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

As of October 31, 2006, the Company has accrued revenue payable in legal and petty suspense accounts in the amount of $2,511 and $5,986, respectively. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business.

The Company has a plugging liability for oil and gas operations in the various states in the amount of $138,711. The Company has plugging bonds posted with the state regulatory agencies in the amount of $173,106 to offset the cost of plugging wells in the future and a site specific bond in the amount of $415,000 for its Coquille Bay field.

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

On June 13, 2003, the Company, through its predecessor in interest, was named a defendant in a class action lawsuit seeking damages by the plaintiffs for inadequate development of the Moss Unit located in Panola County, Texas. The plaintiffs sought unspecified damages. The lawsuit was settled subsequent to year-end through the execution of a farmout agreement with a company nominated by the plaintiffs to drill additional wells in the Unit. The Company retained an over-riding royalty interest in the farmout wells to be drilled and all rights to its existing proration unit surrounding the Moss well, as well as $132,500 as consideration for executing the farmout. Six additional producing wells have subsequently been drilled in the Unit. The property was sold in the recent asset sale.

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

The Company received a letter, dated March 17, 2005, from an attorney representing Powder River in reference to certain claims that Powder River believes it has against the Company and its management in reference to the sale of Powder River and the warranties and representations provided by the Company. No lawsuit has been filed. The Company settled the dispute with Powder River in May, 2006.

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

The domestic and foreign supply of natural gas and oil.

Overall economic conditions.

The level of consumer product demand.

Adverse weather conditions and natural disasters.

The price and availability of competitive fuels such as heating oil and coal.

Political conditions in the Middle East and other natural gas and oil producing regions.

The level of LNG imports.

Domestic and foreign governmental regulations.

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

Unexpected drilling conditions.

Blowouts, fires or explosions with resultant injury, death or environmental damage.

Pressure or irregularities in formations.

Equipment failures or accidents.

Tropical storms, hurricanes and other adverse weather conditions.

Compliance with governmental requirements and laws, present and future.

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

The natural gas and oil business involves a variety of operating risks, including:

Blowouts, fires and explosions.

Surface cratering.

Uncontrollable flows of underground natural gas, oil or formation water.

Natural disasters.

Pipe and cement failures.

Casing collapses.

Stuck drilling and service tools.

Abnormal pressure formations.

Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases.

If any of these events occur, we could incur substantial losses as a result of:

Injury or loss of life.

Severe damage to and destruction of property, natural resources or equipment.

Pollution and other environmental damage.

Clean-up responsibilities.

Regulatory investigations and penalties.

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

Require that we obtain permits before commencing drilling.

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

Timing and amount of capital expenditures.

The operator’s expertise and financial resources.

Approval of other participants in drilling wells.

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

Recoverable reserves.

Exploration potential.

Future natural gas and oil prices.

Operating costs.

Potential environmental and other liabilities and other factors.

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

Future acquisitions could pose additional risks to our operations and financial results, including:

Problems integrating the purchased operations, personnel or technologies.

Unanticipated costs.

Diversion of resources and management attention from our exploration business.

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

Designate the terms of and issue new series of preferred stock.

Limit the personal liability of directors.

Limit the persons who may call special meetings of stockholders.

Prohibit stockholder action by written consent.

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

Dated: December 15, 2006