Form 10-Q
period 2007-01-31
IMPERIAL PETROLEUM INC
filed 2007-03-15
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-09923

IMPERIAL PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3386019
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

329 Main Street, Suite 801	47708
Evansville, Indiana	(Zip Code)

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

On January 31, 2007, there were 11,241,126 shares of the Registrant’s common stock issued and outstanding.

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

IMPERIAL PETROLEUM, INC .

Index to Form 10-Q for the Quarterly Period

Ended January 31, 2007

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets as of July 31, 2006 and January 31, 2007	5

Condensed Consolidated Statements of Operations for the three months ended January 31, 2007 and 2006	6

Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2007 and 2006	7-8

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	19

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and Item 5. Other Information are not applicable	20

Item 6. Exhibits	28

SIGNATURES	29

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of January 31, 2007, and its results of operations for the three and six month periods ended January 31, 2007 and 2006 and its cash flows for the three and six month periods ended January 31, 2007 and 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	31-Jan-07	31-Jul-06
	Unaudited	Audited
ASSETS

Current Assets
Cash and Cash Equivalents	$44,922	$0
Certificates of Deposit	173,016	172,346
Accounts Receivable	351,841	498,899
Receivable from Sale of Assets	50,534	0
Other current assets	0	0

Total current assets	620,313	671,245

Property, Plant and Equipment
Mining Claims, options & development costs	41,760	41,760
Oil and gas properties (full cost method)	4,410,200	18,878,786

	4,451,960	18,920,546
Less: Accumulated DD&A	(552,434)	(2,170,630)

Net property, plant and equipment	3,899,526	16,749,916

Long Term Assets:
Investment in Subsidiaries	8,861	0
Deferred financing expenses-net	233,363	663,918

Total other assets	242,224	663,918

TOTAL ASSETS	$4,762,063	$18,085,079

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$1,360,005	$2,153,531
Accrued expenses	168,526	323,612
Notes payable-current portion	125,873	157,202
Note payable-related parties	620,530	620,530
Line of Credit	7,404,655	19,247,014
Other current liabilities	150,701	75,701

Total current liabilities	9,830,290	22,577,590

Long Term Liabilities

Asset Retirement Obligation	138,711	285,607
Notes Payable	650,000	650,000

Total non-current liabilities	788,711	935,607

Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 11,241,126 and 10,866,126 issued, respectively	67,447	67,447
Additional paid-in capital	10,247,371	10,247,264
Unamortized Cost of Stock Issued for Services	—	(69,750)
Retained earnings	(15,464,452)	(14,965,775)
Treasury stock	(707,304)	(707,304)

Total stockholder’s equity	(5,856,938)	(5,428,118)

Total Liabilities and Stockholder’s Equity	$4,762,063	$18,085,079

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Six Months Ending
	1/31/07	1/31/06	1/31/07	1/31/06
Revenue and other income
Oil and gas revenue	$216,166	$615,410	$575,746	$2,025,168

Total operating income	$216,166	$615,410	$575,746	$2,025,168

Costs and Expenses:
Production costs and taxes	$323,893	$330,349	$404,694	601,052
Mining operating expense	0	0	0	1,923
General and administrative	163,047	104,512	433,715	293,744
Depreciation, depletion and amort.	26,800	78,003	80,080	423,861
Total costs and expenses	513,740	512,864	918,499	1,320,580

Net gain/(loss) from operations	(297,574)	102,546	(342,753)	704,588

Other income and (expense)
Interest expense	(330,367)	(551,506)	(769,748)	(1,215,870)
Interest income	0	0	0	0
Amortization of loan fees	(215,277)	(138,389)	(430,544)	(306,231)
Management fees	0	0	0	0
Other income (expense)	0	0	36,187	(550,000)
Gain (loss) on sale of assets	113,273	0	1,008,191	0
Total other income/(expense)	(432,371)	(689,895)	(155,914)	(2,072,101)

Net gain/ loss before income taxes	(729,945)	(587,349)	(498,677)	(1,367,513)

Provision for income taxes
Current	0	0	0	0
Deferred	0	0	0	0
Total benefit from income taxes	0	0	0	0
Net gain/loss	$(729,945)	$(587,349)	(498,677)	(1,367,513)

Net gain/loss per share	(0.064)	(0.054)	(0.044)	(0.126)

Weighted average shares outstanding	11,241,126	10,866,126	11,241,126	10,866,126

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ending
	1/31/07	1/31/06
Operating activities:
Net income/(loss)	(498,677)	(1,367,513)
Depreciation, depletion and amortization	510,635	423,861
Expenses paid with common stock	(69,750)	0
Loss (gain) on sale and disposal of assets	(1,008,191)	0
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in asset retirement obligation	(146,896)	0
Change in accounts receivable	147,058	362,793
Change in other receivables	(50,534)	0
Change in accounts payable	(793,526)	(83,166)
Change in accrued expenses	(155,086)	(26,262)
Change in deposits from customers	75,000	(100,562)
Net cash provided by (used in) operating activities	(1,989,967)	(790,849)

Investing activities:
Investment in subsidiary	(8,861)	0
Purchases and improvements to oil and gas properties	(146,384)	(1,058,104)
Reinvestment in certificates of deposit	(670)	0
Proceeds of sale of assets	14,064,492	0
Net cash provided by (used in) investing activities	13,908,577	(1,058,104)

Financing activities:
Proceeds from line of credit	690,679	1,722,421
Payments on line of credit	(12,533,038)	0
Payments on notes payable	(31,329)	(271,656)
Payments from notes payable-related party	0	4,000
Payments of deferred financing cost	0	306,224
Proceeds from issuance of stock	0	212,169
Net cash provided by (used in) financing activities	(11,873,688)	1,973,158

Net change in cash and cash equivalents	44,922	124,205

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ending
	1/31/07	1/31/06
Cash and cash equivalents, beginning of period	0	52,230
Cash and cash equivalents, end of period	44,922	176,435

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	7,697	4,063
Income taxes	0	0

Supplemental schedule of non-cash investing and financing activities
Stock issued for services	69,750	0
Stock issued to extinguish debt	0	216,637
Total	0	216,637

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 2007. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 31, 2006.

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

GOING CONCERN

Financial Condition

The Company’s financial statements for the quarter ended January 31, 2007 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $3,426,724, $2,695,812 and $1,450,822 for the years ended July 31, 2006, 2005 and 2004, respectively, and as of July 31, 2006 has an accumulated deficit of $14,965,775.

Management Plans to Continue as a Going Concern

The Company completed a portion of the sale of certain oil and gas properties in August 2006 and paid down its senior debt by $13 million upon post-closing which occurred in November 2006. The Company engaged an investment banking firm to assist in raising equity or re-structuring its debt facility to provide capital for growth and more favorable interest rate terms. The Company received an offer of financing as a result of that effort and completed an updated third party engineering report in January 2007 to further those discussions, however no definitive financing agreement has been signed. With the start-up of its facilities damaged by hurricanes in Louisiana, the Company expects its remaining properties to provide sufficient cash flow to service any new facility that is put in place. The terms of the company’s original credit facility expired on January 16, 2007 and the Company and its lender are reviewing terms for an additional amendment to the existing Forbearance Agreement (and amendments thereto) to allow the Company sufficient time to complete a re-structuring of its remaining debt. There can be no assurance that its current lender will afford the Company sufficient time to complete an alternative financing or that the final terms of any financing offered to the Company will be acceptable.

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

On January 31, 2007, the Company operated 76 oil and gas wells in Texas and Louisiana and owned an interest in an additional approximately 280 wells operated by others. Net daily sales from the Company’s oil and gas properties averaged approximately 21 Bopd and 105 Mcfpd during the quarter ended January 31, 2007. The Company acquired an additional 24 wells in Kentucky and will become the operator of each of these wells when its leasing and bonding process is complete. The Company completed a third party engineering report in connection with its re-financing efforts and as of December 31, 2006, the

Company’s estimated net proven oil and gas reserves were 444 MBO and 3,928 MMCFG. No proven reserves are included for the Kentucky properties. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.

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

The Company continues to operate oil and gas properties following the closing of the Purchase and Sale Agreement. Upon closing and completion of the sale, the Company maintained its operations of its South Louisiana and South Texas properties and retained ownership of its royalty package comprised of approximately 280 additional oil and gas properties. The Company also retained its ‘workover rig’ located in West Texas and utilizes the equipment associated with its ‘workover rig’ as a contractor to third party customers.

It is the Company’s intention, post-closing of the Purchase and Sale Agreement, to further retire debt and fund its on-going acquisition and capital expenditure budget by an infusion of additional capital funding. In connection therewith, the Company has engaged a recognized investment banking firm to assist the

Company in examining alternatives to further that effort. The investment banker, Empire Financial Group, Inc, has been commissioned to study the advantages to the Company of various forms of capitalization, including the use of convertible debt, subject to approval of the Board and, to the extent required, by the Company.

Subsequent Events

The Company signed a Purchase and Sales Agreement on December 1, 2006 with Caltex Energy Company regarding its Luling, Texas leases, wherein the Company agreed to acquire 32 wellbores from Caltex for a total consideration of $300,000. Closing of the purchase has been extended until April 1, 2007.

The Site Specific Trust Administration for the State of Louisiana notified the Company in November that an increase in the amount of the SSTA Bond posted by the Company as a plugging bond for its Coquille Bay operations was required to maintain operations. The bond amount increased from $415,000 to approximately $1,156,456 and is due to be posted on or before April 13, 2007. If the Company is unable to post the increased bond, the State of Louisiana will remove the Company as operator and the Operating Agreement with the State will be forfeited.

The Company completed a settlement agreement with Suord workover in regard to a lawsuit filed by Suord against the prior operator, Royal-T Oil Co., Inc. with respect to certain work performed on the D-1 salt water disposal well at Coquille Bay. The Company was named in the lawsuit as a result of its assumption of operations and began defending the claims by Suord on behalf of itself and its partners. The Company, Royal-T and Suord settled the lawsuit for $150,000 payable to Suord in two installments of $75,000 each and due sixty days apart. The first installment was made in January 2007. A second installment is due in March 2007.

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

(3) NOTES PAYABLE

The Company in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders. In addition to the private notes, the Company has the following note obligations: (1) a term loan from a bank in the name of Hillside Oil & Gas for which the Company makes the monthly payments in connection with its purchase of a workover rig from Hillside; and (2) the Revolving Loan comprised of the Secured Line of Credit with its senior lender and the Subordinated Loan with a bank in connection with the financing arranged for the purchase of oil and gas assets under the section entitled Capital Liquidity and Resources. As of January 31, 2007, the Company had a total of 3 notes payable to individuals and private companies totaling $0.75 million, in principal, of which $0.62 million was with the Company’s Chairman and President, Mr. Wilson.

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

Crude oil and natural gas prices have increased significantly during fiscal 2006 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $58.17/Bbl for oil and $7.68 per Mmbtu for natural gas at January 31, 2007. Since that time prices have continued to remain high, although crude oil has shown some weakness in the market. The impact of continued high prices will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to fluctuate and to be influenced by Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $640.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

Three months ended January 31, 2007 compared to Quarter ended January 31, 2006.

Revenues for the three months ending January 31, 2007 were $216,166 compared to revenues of $615,410 for the comparable quarter ended January 31, 2006 and represent a 65 % decrease over the prior year period due to the sale of assets. For the most recent quarter, sales from Coquille Bay contributed 46% of the revenues. Issues associated with the rental compressor repairs restricted gas and oil sales at Coquille Bay and have limited oil and gas production. We have located a replacement compressor and subject to barge availability, expect to replace the rental compressor in March. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana.

Oil and gas production operating expenses were $323,893 for the quarter ended January 31, 2007 compared to $330,349 for the quarter ended January 31, 2006. Expenses are higher than normal due to additional repairs incurred as a result of a Coast Guard inspection of the facility and due to our decision to lay additional flow lines to the remaining wells while we wait for the compressor to be changed out. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to decrease as operations and production on the Coquille Bay field stabilize.

General and administrative costs were $163,047 for the three months ending January 31, 2007 compared to $104,512 for the same period a year earlier and primarily reflects additional costs associated with the sale and the post-closing. G&A expenses will continue to increase in subsequent quarters as the Company adds staff. Net interest expenses for the quarter were $330,367 in 2007 compared to $551,506 for the same period in 2006 and reflects the pay-off of a portion of the Company’s debt as a result of the sale and post-closing. Additional reductions in the level of the Company’s borrowings resulted in the second quarter from the post closing of the sale. Interest expenses will remain near these levels in the third quarter and currently average approximately $110,000 per month.

The Company had an after-tax net loss of $729,945 ($0.064 per share) for the quarter ended January 31, 2007 compared to a net loss of $587,349 ($0.054 per share) for the comparable quarter a year earlier. The net loss for the quarter resulted from higher than normal expenses at Coquille Bay as discussed above and due to the remaining expenses associated with the sale of assets. The Company does not expect to be profitable until continuous sales are achieved at Coquille Bay.

Six months ended January 31, 2007 compared to Six months ended January 31, 2006.

Revenues for the six months ending January 31, 2007 were $575,746 compared to revenues of $2,025,168 for the comparable period ended January 31, 2006 and represent a 72 % decrease over the prior year period due to the sale of assets. For the most recent period, sales from Coquille Bay contributed 31% of the revenues compared to 4 % for the prior period. Issues associated with the rental compressor repairs restricted gas and oil sales at Coquille Bay have continued to hamper production operations. We have located a replacement compressor and subject to barge availability, expect to replace the rental compressor in March. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana.

Oil and gas production operating expenses were $404,694 for the six months ended January 31, 2007 compared to $601,052 for the six months ended January 31, 2006. Expenses are higher than normal due to the completion of repairs caused by the hurricane and due to additional repairs incurred as a result of a Coast Guard inspection of the facility and due to our decision to lay additional flow lines to the remaining wells while we wait for the compressor to be changed out. No significant expenses were incurred during the period on the Duke gold mine. Operating expenses are expected to decrease as operations and production on the Coquille Bay field stabilize.

General and administrative costs were $433,715 for the six months ending January 31, 2007 compared to $293,744 for the same period a year earlier and primarily reflects additional costs for legal, accounting and fees associated with the sale and the post-closing. Expenses associated with the sale are completed. G&A expenses will continue to increase in subsequent quarters as the Company adds staff. Net interest expenses for the six months were $769,748 in 2007 compared to $1,215,870 for the same period in 2006 and reflects the pay-off of a portion of the Company’s debt as a result of the sale and post-closing. Interest expenses will remain near these levels in the third quarter and currently average approximately $110,000 per month.

The Company had an after-tax net loss of $498,677 ($0.044 per share) for the six months ended January 31, 2007 compared to a net loss of $1,367,513 ($0.126 per share) for the comparable period a year earlier. The net loss for the period resulted from higher than normal expenses at Coquille Bay as discussed above and due to the remaining expenses associated with the sale of assets. The Company does not expect to be profitable until continuous sales are achieved at Coquille Bay.

FINANCIAL CONDITION

Capital Resources and Liquidity

As a result of the sale of assets, the Company’s capital expenditures are focused mainly on its Louisiana properties at the present time and its efforts to return its wells to production as a result of the damage it sustained due to the hurricanes. The Company has several partners in its Coquille Bay field and must coordinate capital expenditures with the receipt of partner contributions in order to maintain consistent operations. At present the Company is responsible for approximately 50% of the capital expenditures in Coquille Bay as a result of non-consenting partners. The Company will be entitled to recover 500% of its capital expenditures made on behalf of these parties under the operating agreements. Capital expenditures for the most recent quarter totaled $90,788 which was funded out of cash flow generated by the properties.

As a result of the inability of the Company to raise capital for its mining operations, Management decided to terminate all of the Company’s mining lease commitments except the Duke Gold Mine in Utah during fiscal year 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. Management decided to seek a partner for the Duke Mine during 2005 and focus its management resources and limited capital on the oil and natural gas properties acquired from Hillside and Warrior and to focus on additional acquisitions in the oil and gas sector. The Company completed a joint venture arrangement with ATLCC during the year that, if fulfilled by ATLCC, will eliminate any capital investments from the Company while providing for development of the mine. ATLCC did not complete any capital investments on the Duke Mine and the Company subsequently re-acquired its mining interests from the State of Utah as a result of the lapse of those claims by ATLCC. The Company has a similar joint venture proposal under consideration from a new party and is evaluating the financial ability of the potential partner to perform under a new agreement.

As a result of the Hillside and Warrior acquisitions, the Company completed the Revolving Loan, an $18 million revolving financing of which approximately $11 million was required at closing, including approximately $0.25 million in working capital and $0.6 million in development capital for workovers. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of January 16, 2004, the Company had available borrowing capacity of approximately $12 million based upon the current oil and gas properties acquired from Warrior and Hillside. The Company completed a new third party engineering evaluation of its reserves as of December 31, 2006 and under monthly calculations of the Borrowing Base, adjusted for production and prices, the calculated Borrowing Base as of January 31, 2007 was approximately $11.4 million adjusted for the sale of assets. The Revolving Loan has a term of 3 years (January 15, 2007) and an interest rate of Prime Rate plus 8% (Interest Rate for January 2007 was 16.25%). The balance as of January 31, 2007 remaining under the Revolving Loan was $7.4 million. The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. The Company has been operating under a Forbearance Agreement and a Waiver Agreement as amendments to its credit facility since November 2005 as a result of its failure to complete a planned merger with United Heritage Corporation and its failure to raise at least $5 million in equity. The agreements signed by the Company provided that the Company would complete the sale of certain assets and reduce its debt. The Company signed a Definitive Purchase and Sales Agreement with Whittier and Premier Natural that was closed subsequent to year-end on August 9, 2006. The proceeds of this initial closing (also referred to as Phase I) of approximately $12.0 million were used to reduce senior debt by $11.3 million and to pay vendor payables. As of July 31, 2006 the Company was not in compliance with the covenants of the agreements executed by the Company and its lender in connection with the sale of certain assets by the Company. The Company signed Amendment #4 at the closing of the asset sale to Whittier and Premier Natural subsequent to year end. The Company is in discussions with a new lender in connection with re-financing of its remaining debt facility and has received a proposed term sheet. A second post closing (also referred to as Phase II) of the asset sale to Whittier and Premier Natural occurred on November 9, 2006, resulted in approximately $1.85 million in additional proceeds to the Company which was used to further retire its senior debt ($1.7 million) and to reduce vendor payables ($0.15 million). At the request of its senior lender, the Company had postponed signing the new term sheet until final post closing of Phase II so that a final determination of the Company’s debt, including any additional fees incurred, could be provided to the new lender. The Company is not in compliance with the financial covenants provided under its Amendment #4 to its credit facility signed as a result of closing of the asset sale and has requested additional time from its senior lender to complete the final re-structuring of its credit facility. Failure to receive an extension or failure to complete a re-structuring of its senior debt will result in the Company continuing in default on its Revolving Loan and subject to the remedies provided therein. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $650,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 4 years from the closing date (January 15, 2004) and an interest rate of 4% per annum paid in kind and accrued to the loan balance due at maturity.

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

The level of the Company’s capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial workover operations. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels and that additional funds or borrowings will be required. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain. If the Company is unable to obtain or subsequently comply with the conditions of an extension agreement if granted by its senior lender, it will be necessary for the Company to raise equity, either through the issuance of additional shares to new investors or the sale of certain of its oil and gas properties. The Company is pursuing both alternatives at the present time. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $620,530 as of January 31, 2007. These funds have been used to initiate the Company’s oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future, but will need additional credit facilities to fund the Company’s ongoing needs.

At January 31, 2007, the Company had current assets of $620,313 and current liabilities of $9,830,290, which resulted in negative working capital of $9,209,977. The negative working capital position is comprised of the Company’s senior debt facility in the amount of $7,404,655; trade accounts payable of $1,360,005, of accrued expenses payable of $168,526 consisting primarily of interest and accrued salaries payable to the Company’s President, notes payable to the Company’s President of $620,530, and third party notes payable of $125,873. As of January 31, 2007 the Company had cash and cash equivalents of $44,922.

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

At present, as the sole employee of the Company, the President and Chairman of the Company, Mr. Wilson, has concluded based on his evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a.15 under the Securities Exchange Act of 1934, as amended, as of January 31, 2007, that the Company’s disclosure controls and procedures are effective and that no changes or improvements and modifications to the Company’s internal accounting processes were required to ensure that material information was accumulated and communicated to management, including Mr. Wilson, as appropriate to allow timely decisions regarding required disclosure in the Company’s filings with the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal control over financial reporting during the period ended January 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s system of controls over financial reporting.

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

As of January 31, 2007, the Company has accrued revenue payable in legal and petty suspense accounts in the amount of $2,441 and $5,768, respectively. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business. The Company has revenue payable to third parties as of January 31, 2007 of $24,094.

The Company has a plugging liability for oil and gas operations in the various states in the amount of $138,711. The Company has plugging bonds posted with the state regulatory agencies in the amount of $173,106 to offset the cost of plugging wells in the future and a site specific bond in the amount of $415,000 for its Coquille Bay field. (See Subsequent Events).

On August 1, 2003, the Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola County, Texas. The Crump Unit encompasses the Company’s Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff’s damages resulting from the Company’s failure to develop the property. The damages are unspecified. The Company executed a farmout agreement with Burke Royalty, a co-defendant in the suit, regarding the acreage in question. Burke negotiated a settlement under which the Plaintiffs would arrange to drill additional wells. The Company has a 12.5% carried working interest in the first well drilled in the unit, proportionately reduced by its 75% working interest in the Unit, and the right to participate for a 12.5% working interest (proportionately reduced) in subsequent wells. Chesapeake, the subsequent assignee of the farmout agreement has not paid the Company for its interest under the farmout agreement and the Company has provided Chesapeake and Burke of its notice in writing that a breach of the farmout agreement has occurred. No response has been received from Chesapeake or Burke.

The Company completed a settlement agreement with Suord workover in regard to a lawsuit filed by Suord against the prior operator, Royal-T Oil Co., Inc. with respect to certain work performed on the D-1 salt water disposal well at Coquille Bay. The Company was named in the lawsuit as a result of its assumption of operations and began defending the claims by Suord on behalf of itself and its partners. The Company, Royal-T and Suord settled the lawsuit for $150,000 payable to Suord in two installments of $75,000 each and due sixty days apart. The first installment was made in January 2007. A second installment is due in March 2007.

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

Imperial Petroleum, Inc.

		By:	/s/ Jeffrey T. Wilson
Jeffrey T. Wilson,
President and Chief
Executive Officer

Dated:	March 15, 2007