Form 10-Q
period 2007-04-30
IMPERIAL PETROLEUM INC
filed 2007-06-13
CIK 355356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-09923

IMPERIAL PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3386019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

329 Main Street, Suite 801, Evansville, Indiana 47708

(Address of principal executive office and zip code)

(812) 867-1433

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

11,541,126	as of	April 30, 2007

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended April 30, 2007

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

Condensed Consolidated Balance Sheets as of July 31, 2006 and April 30, 2007		5

Condensed Consolidated Statements of Operations for the three months ended April 30, 2007 and 2006		6

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2007 and 2006		7-8

Notes to Condensed Consolidated Financial Statements		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

The information called for by Item: (i) Item 1. Legal Proceedings, (ii) Item 1A. Risk Factors, (iii) Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, (iv) Item 3. Defaults Upon Senior Securities, (v) Item 4. Submission of Matters to a Vote of Security Holders; and, (vi) Item 5. Other Information		19

Item 6.	Exhibits	27

SIGNATURES		28

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of April 30, 2007, and its results of operations for the three and nine month periods ended April 30, 2007 and 2006 and its cash flows for the three and nine month periods ended April 30, 2007 and 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	30-Apr-07	31-Jul-06
	Unaudited	Audited
ASSETS

Current Assets
Cash and Cash Equivalents	$669,984	$0
Certificates of Deposit	173,016	172,346
Accounts Receivable	396,832	498,899
Receivable from Sale of Assets	50,534	0

Total current assets	1,290,366	671,245
Property, Plant and Equipment
Mining Claims, options & development costs	41,760	41,760
Oil and gas properties (full cost method)	4,672,314	18,878,786

	4,714,074	18,920,546
Less: Accumulated DD&A	(579,234)	(2,170,630)

Net property, plant and equipment	4,134,840	16,749,916
Long Term Assets:
Investment in Subsidiaries	57,836	0
Deferred financing expenses-net	700,438	663,918

Total other assets	758,274	663,918
TOTAL ASSETS	$6,183,480	$18,085,079

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$1,424,855	$2,153,531
Accrued expenses	230,394	323,612
Notes payable-current portion	118,191	157,202
Note payable-related parties	609,530	620,530
Line of Credit	0	19,247,014
Other current liabilities	75,701	75,701

Total current liabilities	2,458,671	22,577,590

Long Term Liabilities
Line of Credit	9,791,564	0
Asset Retirement Obligation	138,711	285,607
Notes Payable	450,000	650,000

Total non-current liabilities	10,380,275	935,607

Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 11,541,126 and 10,866,126 issued, respectively	69,247	67,447
Additional paid-in capital	10,283,371	10,247,264
Unamortized Cost of Stock Issued for Services	—	(69,750)
Retained earnings	(16,300,780)	(14,965,775)
Treasury stock	(707,304)	(707,304)

Total stockholder’s equity	(6,655,466)	(5,428,118)

Total Liabilities and Stockholder’s Equity	$6,183,480	$18,085,079

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Nine Months Ending
	4/30/07	4/30/06	4/30/07	4/30/06
Revenue and other income Oil and gas revenue	$139,682	$818,617	$715,428	$2,887,686

Total operating income	$139,682	$818,617	$715,428	$2,887,686

Costs and Expenses:
Production costs and taxes	$95,581	$576,715	$500,275	1,214,332
Mining operating expense	0	0	0	1,923
General and administrative	213,839	132,757	647,554	410,849
Depreciation, depletion and amort.	26,800	176,735	106,870	600,603
Total costs and expenses	336,220	886,207	1,254,699	2,227,707

Net gain/(loss) from operations	(195,538)	(67,590)	(539,271)	659,979

Other income and (expense)
Interest expense	(404,303)	(642,697)	(1,174,051)	(1,857,994)
Interest income	0	0	0	0
Amortization of loan fees	(227,826)	(153,112)	(658,380)	(459,336)
Management fees	0	0	0	0
Other income (expense)	(7,661)	0	28,506	(550,000)
Gain (loss) on sale of assets	0	0	1,008,191	0
Total other income/(expense)	(639,790)	(795,809)	(795,734)	(2,867,330)

Net gain/loss before income taxes	(836,328)	(863,399)	(1,335,005)	(2,207,351)

Provision for income taxes
Current	0	0	0	0
Deferred	0	0	0	0
Total benefit from income taxes	0	0	0	0
Net gain/loss	$(836,328)	$(863,399)	(1,335,005)	(2,207,351)

Net gain/loss per share	(0.074)	(0.079)	(0.12)	(0.203)

Weighted average shares outstanding	11,298,429	10,866,126	11,259,406	10,866,126

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending
	4/30/07	4/30/06
Operating activities:
Net income/(loss)	(1,335,005)	(2,207,351)
Depreciation, depletion and amortization	765,250	600,602
Expenses paid with common stock	107,657	0
Loss (gain) on sale and disposal of assets	(1,008,191)	0
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in asset retirement obligation	(146,896)	0
Change in accounts receivable	102,067	417,540
Change in other receivables	(50,534)	0
Change in accounts payable	(728,676)	491,476
Change in accrued expenses	(93,219)	(39,885)
Change in deposits from customers	0	(102,562)
Net cash provided by (used in) operating activities	(2,387,546)	(840,180)

Investing activities:
Investment in subsidiary	(57,836)	0
Purchases and improvements to oil and gas properties	(547,995)	(1,833,627)
Reinvestment in certificates of deposit	(670)	0
Proceeds of sale of assets	14,064,492	0
Net cash provided by (used in) investing activities	13,457,991	(1,833,627)

Financing activities:
Proceeds from line of credit	10,987,530	3,256,654
Payments on line of credit	(20,442,980)	0
Payments on notes payable	(250,011)	(242,488)
Payments from notes payable-related party	0	1,000
Payments of deferred financing cost	695,000	(459,336)
Proceeds from issuance of stock	0	170,180
Net cash provided by (used in) financing activities	(10,400,461)	2,726,010

Net change in cash and cash equivalents	669,984	52,203

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending
	4/30/07	4/30/06
Cash and cash equivalents, beginning of period	0	52,230
Cash and cash equivalents, end of period	669,984	104,433

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	7,697	7,697
Income taxes	0	0

Supplemental schedule of non-cash investing and financing activities
Stock issued for services	107,657	0

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., The Rig Company (formerly Phoenix Metals, Inc.) and Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.). All significant inter-company accounts and transactions have been eliminated in consolidation.

GOING CONCERN

Financial Condition

The Company’s financial statements for the quarter ended April 30, 2007 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $3,426,724, $2,695,812 and $1,450,822 for the years ended July 31, 2006, 2005 and 2004, respectively, and as of July 31, 2006 has an accumulated deficit of $14,965,775.

Management Plans to Continue as a Going Concern

The Company completed a portion of the sale of certain oil and gas properties in August 2006 and paid down its senior debt by approximately $13 million upon closing which occurred in November 2006. The Company engaged an investment banking firm to assist in raising equity or re-structuring its debt facility to provide capital for growth and more favorable interest rate terms. The Company completed a new $15 million revolving credit facility on April 13, 2007 with its existing lending group which has provided the Company with additional working and development capital and provided sufficient funds to complete the Caltex acquisition. (see Capital Resources and Liquidity) With the start-up of its facilities damaged by hurricanes in Louisiana, the Company expects its remaining properties to provide sufficient cash flow to service the interest payments required under the new credit facility. Management intends to continue an aggressive workover strategy and to seek additional acquisition opportunities to further develop the Company.

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

On April 30, 2007, the Company operated 76 oil and gas wells in Texas and Louisiana and owned an interest in an additional approximately 280 wells operated by others, not including 31 wells acquired from Caltex in April, 2007 (see below) to be operated by the Company. Net daily sales from the Company’s oil and gas properties averaged approximately 7 Bopd and 69 Mcfpd during the quarter ended April 30, 2007. Gross production at the Company’s Coquille Bay site averaged 55 Bopd 200 mcfpd during the last 12 days of the month of April and reflects the re-startup of the field after changing out certain compressor equipment. Production has averaged 56 Bopd and 542 mcfpd during May 2007 and reflects a trend of continuing and increasing production as additional wells are added to the system.

The Company completed a third party engineering report in connection with its re-financing efforts and as of December 31, 2006, the Company’s estimated net proven oil and gas reserves were 444 MBO and 3,928 MMCFG. No proven reserves are included for the Kentucky properties.

The Company is also the operator of the Duke Gold Mine located in Utah. Gold and copper reserves are believed to exist at this mine but those reserves have not been proven. However, as no significant operations occurred during the current quarter for this mine no additional production estimates are included (see, below, for a further discussion of the planned start-up of operations regarding this mine).

Historical Background

The Company was incorporated on January 16, 1981 and is the surviving member of a merger between Imperial Petroleum, Inc., a Utah corporation incorporated on June 4, 1979 (“Imperial-Utah”), and Calico Exploration Corp., a Utah corporation incorporated on September 27, 1979 (“Calico”). The Company was reorganized under a Reorganization Agreement and Plan and Article of Merger dated August 31, 1981 resulting in the Company being domiciled in Nevada.

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

The Company engaged Macquarie Securities in November 2005 to assist the Company in completing a sale of assets or otherwise to re-structure its senior debt. In connection with that effort, the Company signed a definitive agreement with Whittier Energy Company (“Whittier”) and Premier Natural Resources, LLC (“Premier Natural”) to sell certain oil and gas assets comprising of 69% of the Company’s total assets for $15.4 million. The sale was subject to normal and customary due diligence and title verification by Whittier and Premier Natural and also subject to the approval of the Company’s shareholders, which was obtained on August 1, 2006 at the Annual Meeting of Shareholders. Phase I closing of the sale was completed on August 9, 2006 and as a result the Company retired approximately $11.3 million in senior debt and paid an additional $0.7 million in trade payables from the proceeds. Phase II closing of the sale was completed on November 9, 2006, and as a result retired approximately $1.7 million in senior debt with an additional $0.15 million in proceeds used to pay trade payables.

The Company signed a Forbearance Agreement (and several amendments thereto) with its senior lender in connection with its plan to re-structure its senior debt. The Company incurred additional fees as a result of these amendments in the amount of $1,000,000 due to its senior lender as a result of these agreements. The Company continued to operate under the terms of its Forbearance Agreement and amendments thereto until April 13, 2007 when it closed its new credit facility.

The Company continues to operate its remaining oil and gas properties following the closing of the Purchase and Sale Agreement. Upon closing and completion of the sale, the Company maintained its operations of its South Louisiana and South Texas properties and retained ownership of its royalty package comprised of approximately 280 additional oil and gas properties. The Company also retained its ‘workover rig’ located in West Texas and utilizes the equipment associated with its ‘workover rig’ as a contractor to third party customers.

The Company signed a Purchase and Sales Agreement on December 1, 2006 with Caltex Energy Company regarding its Luling, Texas leases, wherein the Company agreed to acquire 31 wellbores from Caltex for a total consideration of $300,000. Closing of the purchase occurred on April 13, 2007. The Company paid a finder’s fee of $10,000 and 300,000 shares of restricted common stock to Mr. Mike Clements, a director, in connection with the Caltex acquisition.

The Site Specific Trust Administration for the State of Louisiana notified the Company in November that an increase in the amount of the SSTA Bond posted by the Company as a plugging bond for its Coquille Bay operations was required to maintain operations. The bond amount increased from $415,000 to approximately $1,156,456 and was posted during April in connection with the closing of the Company’s new credit facility.

The Company completed a settlement agreement with Suord Inc. in regard to a lawsuit filed by Suord against the prior operator, Royal-T Oil Co., Inc. with respect to certain work performed on the D-1 salt water disposal well at Coquille Bay. The Company was named in the lawsuit as a result of its assumption of operations and began defending the claims by Suord on behalf of itself and its partners. The Company, Royal-T and Suord settled the lawsuit for $150,000 payable to Suord in two installments of $75,000 each and due sixty days apart.

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

(3) NOTES PAYABLE

The Company in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders. In addition to the private notes, the Company has the following note obligations: (1) a term loan from a bank in the name of Hillside Oil & Gas for which the Company makes the monthly payments in connection with its purchase of a workover rig from Hillside; and (2) the Revolving Loan comprised of the Secured Line of Credit with its senior lender and the Subordinated Loan with a bank in connection with the financing arranged for the purchase of oil and gas assets under the section entitled Capital Liquidity and Resources. As of April 30, 2007, the Company had a total of 3 notes payable to individuals and private companies totaling $0.72 million, in principal, of which $0.61 million was with the Company’s Chairman and President, Mr. Wilson.

(4) RELATED PARTY TRANSACTIONS

In connection with the closing of the Caltex acquisition on April 13, 2007, the Company agreed to pay a finder’s fee of $10,000 and 300,000 shares of the restricted common stock of the Company to Mr. Mike Clements, a director.

(5) SUBSEQUENT EVENTS

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The factors which most significantly affect the Company’s results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales, (iii) the level of lease operating expenses, and (iv) the level of and interest rates on borrowings. The Company will need to rely on the initiation of operations on its mining holdings and its current oil and natural gas operations to generate cash flow and future profits. The same three primary factors listed above will apply to the sale of minerals and metals mined by the Company as well as oil and natural gas produced by the Company. As the Company initiates production on its mining properties, results of operations will be affected by: (i) commodity prices for copper and gold, (ii) the quantity and quality of the ores recovered and processed, and (iii) the level of operating expenses associated with the mining operations.

Crude oil and natural gas prices have increased significantly during fiscal 2007 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $60/Bbl for oil and $7.68 per Mmbtu for natural gas at April 30, 2007. Since that time prices have continued to remain high, although crude oil has shown some weakness in the market. The impact of continued high prices will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to fluctuate and to be influenced by Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

Prices for gold had remained relatively stable during the past several years and have generally reflected the relatively low inflation rates that currently predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $640.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

Three months ended April 30, 2007 compared to Quarter ended April 30, 2006.

Revenues for the three months ending April 30, 2007 were $139,682 compared to revenues of $818,617 for the comparable quarter ended April 30, 2006 and represent a 83 % decrease over the prior year period due to the sale of assets. For the most recent quarter, there were no sales received from the Coquille Bay field despite production resuming again on April 19, 2007. Issues associated with the rental compressor repairs restricted gas and oil sales at Coquille Bay and have limited oil and gas production. The unit was replaced in early April, 2007 and production has resumed. Current production in May 2007 is averaging about 55 bopd and 542 mcfpd. The Company expects fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana continue to experience volatility.

Oil and gas production operating expenses were $95,581 for the quarter ended April 30, 2007 compared to $576,715 for the quarter ended April 30, 2006 again reflecting a decrease in expenses due to property sales. Expenses are higher than normal due to additional repairs incurred as a result of the replacement of the rental compressor of the facility and the resuming of production at the Coquille Bay field. No significant expenses were incurred during the quarter regarding the Duke gold mine. Operating expenses are expected to decrease as operations and production on the Coquille Bay field further stabilize.

General and administrative costs were $213,839 for the three months ending April 30, 2007 compared to $132,757 for the same period a year earlier and primarily reflects additional costs associated with the new credit facility. G&A expenses will continue to increase in subsequent quarters as the Company adds staff. Net interest expenses for the quarter were $404,303 in 2007 compared to $642,697 for the same period in 2006 and reflects the pay-off of a portion of the Company’s debt as a result of the sale and post-closing. Additional reductions in the level of the Company’s borrowings resulted in the second quarter from the post closing of the sale. Interest expenses will remain near these levels in the third quarter and currently average approximately $135,000 per month.

The Company had an after-tax net loss of $836,328 ($0.074 per share) for the quarter ended April 30, 2007 compared to a net loss of $863,399 ($0.079 per share) for the comparable quarter a year earlier. The net loss for the quarter resulted from higher than normal expenses at the Coquille Bay field discussed above and due to the remaining expenses associated with the sale of assets and the new credit facility. The Company does not expect to be profitable until continuous sales are achieved at Coquille Bay beginning during the fourth quarter of 2007.

Nine months ended April 30, 2007 compared to Nine months ended April 30, 2006.

Revenues for the nine months ending April 30, 2007 were $715,428 compared to revenues of $2,887,686 for the comparable period ended April 30, 2006 and represent a 75 % decrease over the prior year period due to the sale of assets. This reflects the sale of certain Company properties set forth above and other factors. For the most recent period, there were no sales from the Coquille Bay field that contributed to the revenues compared to 4 % contribution for the prior period. Issues associated with the rental compressor repairs restricted gas and oil sales at the Coquille Bay field and have continued to hamper production operations. With the replacement compressor commencing operations, production has resumed and the Company expects increased production (although fluctuating oil sales in the future have been realized as a result of the timing of oil sales by barge in south Louisiana).

Oil and gas production operating expenses were $500,275 for the nine months ended April 30, 2007 compared to $1,214,332 for the nine months ended April 30, 2006. Expenses are higher than normal due to the completion of repairs caused by the hurricane and due to additional repairs being necessittated as a result of a United States Coast Guard inspection of the Company’s facility and due to the Company’s decision to lay additional flow lines to the remaining wells while it waited for the compressor to be changed out. No significant expenses were incurred during the period on the Duke gold mine. Operating expenses are expected to decrease as operations and production on the Coquille Bay field further stabilize.

General and administrative costs were $647,554 for the nine months ending April 30, 2007 compared to $410,849 for the same period a year earlier and primarily reflects additional costs for legal, accounting and fees associated with the sale, the post-closing of the sale and the new credit facility. G&A expenses will continue to increase in subsequent quarters as the Company adds staff. Net interest expenses for the nine months were $1,174,051 in 2007 compared to $1,857,994 for the same period in 2006 and reflects the pay-off of a portion of the Company’s debt as a result of the sale and post-closing. Interest expenses will remain near these levels in the third quarter and currently average approximately $135,000 per month.

The Company had an after-tax net loss of $1,335,005 ($0.012 per share) for the nine months ended April 30, 2007 compared to a net loss of $2,207,351 ($0.203 per share) for the comparable period a year earlier.

The net loss for the period resulted from higher than normal expenses at the Coquille Bay field as discussed above and due to the remaining expenses associated with the sale of assets and closing of the new credit facility. The Company does not expect to be profitable until continuous sales are achieved at the Coquille Bay field.

FINANCIAL CONDITION

Capital Resources and Liquidity

As a result of the sale of assets, the Company’s capital expenditures are focused mainly on its Louisiana properties at the present time and its efforts to return its wells to full production as a result of the damage it sustained due to Hurricane Katrina and other hurricanes. The Company has several partners in its Coquille Bay field and must coordinate capital expenditures with the receipt of partner contributions in order to maintain consistent operations. At present the Company is responsible for approximately 50% of the capital expenditures in Coquille Bay as a result of non-consenting partners. The Company will be entitled to recover 500% of its capital expenditures made on behalf of these parties under the operating agreements.

As a result of the inability of the Company to raise capital for its mining operations, Management decided to terminate all of the Company’s mining lease commitments except the Duke Gold Mine in Utah during fiscal year 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. Management decided to seek a partner for the Duke Mine during 2005 and focus its management resources and limited capital on the oil and natural gas properties acquired from Hillside and Warrior and to focus on additional acquisitions in the oil and gas sector. The Company completed a joint venture arrangement with ATLCC during the year that, if fulfilled by ATLCC, will eliminate any capital investments from the Company while providing for development of the mine. ATLCC did not complete any capital investments on the Duke Mine and the Company subsequently re-acquired its mining interests from the State of Utah as a result of the lapse of those claims by ATLCC. The Company has a similar joint venture proposal under consideration with a potential new partner and the Company is evaluating the financial ability of this potential partner to perform under a new agreement.

On April 13, 2007, the Company closed a new credit facility with its existing lenders in the amount of $15.45 million which included a $15 million Revolving Loan and a $0.45 million Subordinated Debt facility. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of April 13 2007, the Company had available borrowing capacity of approximately $11 million based upon the current oil and gas properties and the new third party engineering evaluation of the Company’s reserves as of December 31, 2006 The Revolving Loan has a term of 2 years (April 13, 2009) and an interest rate of LIBOR plus 900 bps (Interest Rate for April 2007 was 14.55%). The balance as of April 30, 2007 remaining under the Revolving Loan was $9.8 million. The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $450,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2 years from the closing date (April 13, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity.

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

The level of the Company’s capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial workover operations. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels until continuous sales at the Coquille Bay field are achieved and that additional funds or borrowings will be required. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $609,530 as of April 30, 2007. These funds have been used to initiate the Company’s oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future, but will need additional credit facilities to fund the Company’s ongoing needs.

At April 30, 2007, the Company had current assets of $1,290,366 and current liabilities of $2,458,671, which resulted in negative working capital of $1,168,305. The negative working capital position is comprised of trade accounts payable of $1,424,855 and accrued expenses payable of $230,394 (consisting primarily of interest, notes payable to the Company’s President of $609,530, and third party notes payable of $118,191). As of April 30, 2007 the Company had cash and cash equivalents of $669,984.

Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk.

Commodity Risk

Our major commodity price risk exposure is to the prices received for and the demand related to our natural gas and oil production. Realized prices for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil remain volatile and unpredictable and are factors beyond our control.

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

At present, as the sole employee of the Company, the President and Chairman of the Company, Mr. Wilson, has concluded based on his evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a.15 under the Securities Exchange Act of 1934, as amended, as of April 30, 2007, that the Company’s disclosure controls and procedures are effective and that no changes or improvements and modifications to the Company’s internal accounting processes were required to ensure that material information was accumulated and communicated to management, including Mr. Wilson, as appropriate to allow timely decisions regarding required disclosure in the Company’s filings with the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal control over financial reporting during the period ended April 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s system of controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is periodically named as a defendant in lawsuits, is a party in various governmental proceedings, and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome of lawsuits or other proceedings and claims against the Company cannot be predicted with certainty, and except as noted below, management does not expect any of these matters currently involving the Company to have a material adverse effect on the financial position of the Company.

As of April 30, 2007, the Company has accrued revenue payable in legal and petty suspense accounts in the amount of $2,565 and $8,441, respectively. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business. The Company has revenue payable to third parties as of April 30, 2007 of $57,968.

The Company has a plugging liability for oil and gas operations in the various states in the amount of $138,711. The Company has plugging bonds posted with the state regulatory agencies in the amount of $173,106 to offset the cost of plugging wells in the future and a site specific bond in the amount of $1,156,456 for its Coquille Bay field.

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

The Company completed a settlement agreement with Suord workover in regard to a lawsuit filed by Suord against the prior operator, Royal-T Oil Co., Inc. with respect to certain work performed on the D-1 salt water disposal well at Coquille Bay. The Company was named in the lawsuit as a result of its assumption of operations and began defending the claims by Suord on behalf of itself and its partners. The Company, Royal-T and Suord settled the lawsuit for $150,000 payable to Suord in two installments of $75,000 each and due sixty days apart. Both installments have been paid.

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

We have a history of losses.

We have had a history of net losses for at least the past three years.

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

We depend on the services of our chairman/chief executive officer/chief financial officer Jeffrey T. Wilson, and implementation of our business plan could be seriously harmed if we lost his services.

We depend heavily on the services of Jeffrey T. Wilson, our chairman, chief executive officer, and chief financial officer. We do not have an employment agreement with Mr. Wilson, and we do not presently have a “key person” life insurance policy on Mr. Wilson to offset our losses in the event of Mr. Wilson’s inability to serve the Company, disability or death.

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

The natural gas and oil business involves many operating risks that can cause substantial losses.

The natural gas and oil business involves a variety of operating risks, including:

•	Blowouts, fires and explosions.

•	Surface cratering.

•	Uncontrollable flows of underground natural gas, oil or formation water.

•	Natural disasters.

•	Pipe and cement failures.

•	Casing collapses.

•	Stuck drilling and service tools.

•	Abnormal pressure formations.

•	Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases.

•	If any of these events occur, we could incur substantial losses as a result of:

•	Injury or loss of life.

•	Severe damage to and destruction of property, natural resources or equipment.

•	Pollution and other environmental damage.

•	Clean-up responsibilities.

•	Regulatory investigations and penalties.

•	Suspension of our operations or repairs necessary to resume operations.

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

We have never declared or paid a dividend on our common stock and do not expect to do so in the foreseeable future. Our ability to pay dividends may also be directly impacted by our declaring of losses during prior years under the laws of our domicile state. Our current plan is to retain any future earnings for funding growth, and, therefore, holders of our common stock will not be able to receive a return on their investment unless they sell their shares.

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

Our common stock is thinly traded.

Imperial has approximately 11.4 million shares of common stock outstanding, held by approximately 606 holders of record. Directors and officers own or have voting control over approximately 2.2 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

10.	Purchase and Sale Agreement, dated May 1, 2006 incorporated herein by reference to Form 8 K filed May 5, 2006.

11.	Purchase and Sale Agreement dated December 1, 2006 with Caltex Energy Company incorporated herein by reference to Form 8-K filed April 18, 2007.

12.	Revolving Credit Agreement and associated agreements dated April 13, 2007.

31.1	Section 302 Certification of CEO/Principal Accounting Officer

32.	Section 906 Certification by CEO/Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

IMPERIAL PETROLEUM, INC.

By:	/s/ Jeffrey T. Wilson
Jeffrey T. Wilson,
President, Chief Executive Officer
and Principal Accounting Officer

Dated: June 12, 2007