Form 10-Q/A
period 2006-10-31
IMPERIAL PETROLEUM INC
filed 2007-10-26
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

IMPERIAL PETROLEUM, INC.

FORM 10-Q/A

Amendment No. 1

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to revise Item 1 – Financial Statements and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations on Form 10-Q for the quarter ended October 31, 2006 that was filed on December 15, 2006 to restate the Financial Statements to reflect the impact of certain warrants issued for consulting services during the quarter, including the addition of Note 4 (Stock Options) to the Financial Statements. This amendment to the Report does not alter any part of the content of the report except for the changes and additional information provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q/A for the Quarterly Period

Ended October 31, 2006

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	5

Condensed Consolidated Balance Sheets as of July 31, 2006 and October 31, 2006		6

Condensed Consolidated Statements of Operations for the three months ended October 31, 2006 and 2005		7

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2006 and 2005		8-9

Notes to Condensed Consolidated Financial Statements		10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and Item 5. Other Information are not applicable		21-29

Item 6.	Exhibits	29

SIGNATURES		30

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

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

Restatement of Financial Statements: The Financial Statements are being restated to reflect the impact of certain warrants issued for consulting services during the quarter.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(RESTATED)

	31-Oct-06	31-Jul-06
	Unaudited	Audited
ASSETS

Current Assets
Cash and Cash Equivalents	$29,322	$0
Certificates of Deposit	173,016	172,346
Accounts Receivable	349,853	498,899
Receivable from Sale of Assets	1,968,644	0
Other current assets	0	0

Total current assets	2,520,835	671,245

Property, Plant and Equipment
Mining Claims, options & development costs	41,760	41,760
Oil and gas properties (full cost method)	4,173,414	18,878,786

	4,215,174	18,920,546
Less: Accumulated DD&A	(525,634)	(2,170,630)

Net property, plant and equipment	3,689,540	16,749,916

Long Term Assets:
Investment in Subsidiaries	8,861	0
Deferred financing expenses-net	448,640	663,918

Total other assets	457,501	663,918
TOTAL ASSETS	$6,667,876	$18,085,079

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$1,296,163	$2,153,531
Accrued expenses	114,548	323,612
Notes payable-current portion	148,085	157,202
Note payable-related parties	620,530	620,530
Line of Credit	8,751,130	19,247,014
Other current liabilities	75,701	75,701

Total current liabilities	11,006,157	22,577,590

Long Term Liabilities

Asset Retirement Obligation	138,711	285,607
Notes Payable	650,000	650,000

Total non-current liabilities	788,711	935,607

Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 11,409,742 and 10,866,126 issued, respectively	68,458	67,447
Additional paid-in capital	11,020,487	10,247,264
Unamortized Cost of Stock Issued for Services	(40,467)	(69,750)
Retained earnings	(15,468,166)	(14,965,775)
Treasury stock	(707,304)	(707,304)

Total stockholder’s equity	(5,126,992)	(5,428,118)

Total Liabilities and Stockholder’s Equity	$6,667,876	$18,085,079

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(RESTATED)

(UNAUDITED)

	Three Months Ending
	10/31/06	10/31/05
Revenue and other income
Oil and gas revenue	$359,580	$1,045,188

Total operating income	$359,580	$1,045,188

Costs and Expenses:
Production costs and taxes	$80,801	$263,246
Mining operating expense	0	1,923
General and administrative	1,004,327	136,665
Depreciation, depletion and amort.	53,270	168,495
Total costs and expenses	1,138,398	570,329

Net gain/(loss) from operations	(778,818)	474,859

Other income and (expense)
Interest expense	(439,381)	(609,735)
Interest income	0	0
Amortization of loan fees	(215,297)	(153,111)
Management fees	0	0
Other income (expense)	36,187	0
Gain (loss) on sale of assets	894,918	0
Total other income/(expense)	276,427	(762,846)

Net gain/ loss before income taxes	(502,391)	(287,987)

Provision for income taxes
Current	0	0
Deferred	0	0
Total benefit from income taxes	0	0
Net gain/loss	$(502,391)	$(287,987)

Net gain/loss per share	(0.045)	(0.0265)

Weighted average shares outstanding	11,281,317	10,866,126

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(RESTATED)

(UNAUDITED)

	Three Months Ending
	10/31/06	10/31/05
Operating activities:
Net income/(loss)	(502,391)	(287,987)
Depreciation, depletion and amortization	268,547	168,495
Expenses paid with common stock	663,909)	0
Loss (gain) on sale and disposal of assets	(894,918)	0
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in asset retirement obligation	(146,896)	0
Change in accounts receivable	149,046	(188,743)
Change in other receivables	(1,968,644)	0
Change in accounts payable	(857,368)	(118,120)
Change in accrued expenses	(208,428)	13,419
Change in deposits from customers	0	12,004
Net cash provided by (used in) operating activities	(3,497,143)	(400,932)

Investing activities:
Purchases and improvements to oil and gas properties	(65,083)	(252,921)
Reinvestment in certificates of deposit	(670)	0
Proceeds of sale of assets	14,097,219	0
Net cash provided by (used in) investing activities	14,031,466	(252,921)

Financing activities:
Proceeds from line of credit	334,832	591,221
Payments on line of credit	(10,830,716)	0
Payments on notes payable	(9,117)	(239,167)
Payments from notes payable-related party	0	3,000
Proceeds from issuance of stock	0	212,169
Net cash provided by (used in) financing activities	(10,505,001)	567,223
Net change in cash and cash equivalents	29,322	50,433

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(RESTATED)

(UNAUDITED)

	Three Months Ending
	10/31/06	10/31/05
Cash and cash equivalents, beginning of period	0	52,230
Cash and cash equivalents, end of period	29,322	102,663

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	7,697	3,288
Income taxes	0	0

Supplemental schedule of non-cash investing and financing activities
Stock and options issued for services	663,909	0
Stock issued to extinguish debt	0	216,637
Total	0	216,637

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(RESTATED)

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

(4) STOCK OPTIONS

In August 2006, the Company granted options to purchase 6,000,000 shares of its common stock to individuals in exchange for consulting services at an exercise price of $0.07 per share. The estimated value using the Black-Scholes pricing Model was $733,659.

No options were exercised during the three months ended October 31, 2006.

The following is a summary of information about the Stock Options and Warrants outstanding as of October 31, 2006:

Shares Underlying Options and Warrants Outstanding				Shares Underlying Options and Warrants Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.01—0.07	7,348,662	1.75 years	$0.06	7,348,662	$0.06

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

2007
Average risk-free interest rates	5.11%
Average expected life (in years)	1
Volatility	191.35%

The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during the three months ended October 31,2006 was approximately $0.07 per option. The following is a summary of activity of outstanding stock options:

	Number Of Shares	Weighted Average Exercise Price
Balance, July 31, 2006	1,348,662	$0.01
Options cancelled	—	—
Options expired	—	—
Options issued during the period	6,000,000	0.07

Balance	7,348,662	0.06

Exercisable	7,348,662	$0.06

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General and administrative costs were $1,004,3271 for the three months ending October 31, 2006 compared to $136,665 for the same period a year earlier and primarily reflects additional costs associated with the sale and the issuance of warrants for consulting services (see Note 4 Stock Options). G&A should decline for the next quarter as sale expenses are completed. G&A expenses will continue to increase in subsequent quarters as the Company adds staff. Net interest expenses for the quarter were $439,381 in 2006 compared to $609,735 for the same period in 2005 and reflects the pay-off of a portion of the Company’s debt as a result of the sale. Additional reductions in the level of the Company’s borrowings resulted in the second quarter from the post closing of the sale. The Company reflected an accounts receivable at October 31, 2006 in the amount of $1.9 million due as a result of the post closing. Interest expenses will decrease in the second quarter as additional debt is retired from the proceeds of the sale. In October 2006 the Company’s interest from borrowings totaled approximately $127,000 per month.

The Company had an after-tax net loss of $502,391 ($0.045 per share) for the quarter ended October 31, 2006 compared to a net loss of $287,987 ($0.0265 per share) for the comparable quarter a year earlier. The net loss for the quarter resulted from an extraordinary gain of $894,918 as a result of the sale of assets less the charge incurred for the issuance of warrants

FINANCIAL CONDITION

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

Dated: October 26, 2007