Form 10-Q/A
period 2007-01-31
IMPERIAL PETROLEUM INC
filed 2007-10-26
CIK 355356

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

On January 31, 2007, there were 11,241,126 shares of the Registrant's common stock issued and outstanding.

IMPERIAL PETROLEUM, INC.

FORM 10-Q/A

Amendment No. 1

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to revise Item 1—Financial Statements and Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations on Form 10-Q for the quarter ended January 31, 2007 that was filed on March 15, 2007 to restate the Financial Statements to reflect the impact of certain warrants issued for consulting services during the quarter, including the addition of Note 4 (Stock Options) to the Financial Statements. This amendment to the Report does not alter any part of the content of the report except for the changes and additional information provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q/A for the Quarterly Period

Ended January 31, 2007

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	5

Condensed Consolidated Balance Sheets as of July 31, 2006 and January 31, 2007		6

Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2007 and 2006		7

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2007 and 2006		8-9

Notes to Condensed Consolidated Financial Statements		10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and Item 5. Other Information are not applicable

		22-30

Item 6.	Exhibits	30

SIGNATURES		31

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

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

Restatement of Financial Statements: The Financial Statements are being restated to reflect the impact of certain warrants issued for consulting services during the first quarter.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(RESTATED)

	31-Jan-07	31-Jul-06
	Unaudited	Audited
ASSETS

Current Assets
Cash and Cash Equivalents	$44,922	$0
Certificates of Deposit	173,016	172,346
Accounts Receivable	351,841	498,899
Receivable from Sale of Assets	50,534	0
Other current assets	0	0

Total current assets	620,313	671,245

Property, Plant and Equipment
Mining Claims, options & development costs	41,760	41,760
Oil and gas properties (full cost method)	4,410,200	18,878,786

	4,451,960	18,920,546
Less: Accumulated DD&A	(552,434)	(2,170,630)

Net property, plant and equipment	3,899,526	16,749,916
Long Term Assets:
Investment in Subsidiaries	8,861	0
Deferred financing expenses-net	233,363	663,918

Total other assets	242,224	663,918

TOTAL ASSETS	$4,762,063	$18,085,079

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable	$1,360,005	$2,153,531
Accrued expenses	168,526	323,612
Notes payable-current portion	125,873	157,202
Note payable-related parties	620,530	620,530
Line of Credit	7,404,655	19,247,014
Other current liabilities	150,701	75,701

Total current liabilities	9,830,290	22,577,590

Long Term Liabilities
Asset Retirement Obligation	138,711	285,607
Notes Payable	650,000	650,000

Total non-current liabilities	788,711	935,607

Stockholder's Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 11,241,126 and 10,866,126 issued, respectively	67,447	67,447
Additional paid-in capital	10,981,030	10,247,264
Unamortized Cost of Stock Issued for Services	—	(69,750)
Retained earnings	(16,198,111)	(14,965,775)
Treasury stock	(707,304)	(707,304)

Total stockholder's equity	(5,856,938)	(5,428,118)

Total Liabilities and Stockholder's Equity	$4,762,063	$18,085,079

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(RESTATED)

(UNAUDITED)

	Three Months Ending		Six Months Ending
	1/31/07	1/31/06	1/31/07	1/31/06
Revenue and other income
Oil and gas revenue	$216,166	$615,410	$575,746	$2,025,168

Total operating income	$216,166	$615,410	$575,746	$2,025,168

Costs and Expenses:
Production costs and taxes	$323,893	$330,349	$404,694	601,052
Mining operating expense	0	0	0	1,923
General and administrative	163,047	104,512	1,167,374	293,744
Depreciation, depletion and amort.	26,800	78,003	80,080	423,861
Total costs and expenses	513,740	512,864	1,652,148	1,320,580

Net gain/(loss) from operations	(297,574)	102,546	(1,076,402)	704,588

Other income and (expense)
Interest expense	(330,367)	(551,506)	(769,748)	(1,215,870)
Interest income	0	0	0	0
Amortization of loan fees	(215,277)	(138,389)	(430,544)	(306,231)
Management fees	0	0	0	0
Other income (expense)	0	0	36,187	(550,000)
Gain (loss) on sale of assets	113,273	0	1,008,191	0
Total other income/(expense)	(432,371)	(689,895)	(155,914)	(2,072,101)

Net gain/loss before income taxes	(729,945)	(587,349)	(1,232,336)	(1,367,513)

Provision for income taxes
Current	0	0	0	0
Deferred	0	0	0	0
Total benefit from income taxes	0	0	0	0
Net gain/loss	$(729,945)	$(587,349)	(1,232,336)	(1,367,513)

Net gain/loss per share	(0.064)	(0.054)	(0.11)	(0.126)

Weighted average shares outstanding	11,241,126	10,866,126	11,241,126	10,866,126

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(RESTATED)

(UNAUDITED)

	Six Months Ending
	1/31/07	1/31/06
Operating activities:
Net income/(loss)	(1,232,336)	(1,367,513)
Depreciation, depletion and amortization	510,635	423,861
Expenses paid with common stock	663,909	0
Loss (gain) on sale and disposal of assets	(1,008,191)	0
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in asset retirement obligation	(146,896)	0
Change in accounts receivable	147,058	362,793
Change in other receivables	(50,534)	0
Change in accounts payable	(793,526)	(83,166)
Change in accrued expenses	(155,086)	(26,262)
Change in deposits from customers	75,000	(100,562)
Net cash provided by (used in) operating activities	(1,989,967)	(790,849)

Investing activities:
Investment in subsidiary	(8,861)	0
Purchases and improvements to oil and gas properties	(146,384)	(1,058,104)
Reinvestment in certificates of deposit	(670)	0
Proceeds of sale of assets	14,064,492	0
Net cash provided by (used in) investing activities	13,908,577	(1,058,104)

Financing activities:
Proceeds from line of credit	690,679	1,722,421
Payments on line of credit	(12,533,038)	0
Payments on notes payable	(31,329)	(271,656)
Payments from notes payable-related party	0	4,000
Payments of deferred financing cost	0	306,224
Proceeds from issuance of stock	0	212,169
Net cash provided by (used in) financing activities	(11,873,688)	1,973,158

Net change in cash and cash equivalents	44,922	124,205

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(RESTATED)

(UNAUDITED)

	Six Months Ending
	1/31/07	1/31/06
Cash and cash equivalents, beginning of period	0	52,230
Cash and cash equivalents, end of period	44,922	176,435

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	7,697	4,063
Income taxes	0	0

Supplemental schedule of non-cash investing and financing activities
Stock and warrants issued for services	663,909	0
Stock issued to extinguish debt	0	216,637
Total	0	216,637

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

Notes to Condensed Consolidated Financial Statements

(RESTATED)

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

(4) – STOCK OPTIONS

In August 2006, the Company granted options to purchase 6,000,000 shares of its common stock to individuals in exchange for consulting services at an exercise price of $0.07 per share. The estimated value using the Black-Scholes pricing Model was $733,659.

No options were exercised during the six months ended January 31, 2007.

The following is a summary of information about the Stock Options and Warrants outstanding as of January 31, 2007:

Shares Underlying Options and Warrants Outstanding				Shares Underlying Options and Warrants Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$ 0.01 - 0.07	7,348,662	1.50 years	$0.06	7,348,662	$0.06

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

2007
Average risk-free interest rates	5.11%
Average expected life (in years)	1
Volatility	191.35%

The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during the six months ended January 31, 2007 was approximately $0.07 per option. The following is a summary of activity of outstanding stock options:

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

General and administrative costs were $1,167374 for the six months ending January 31, 2007 compared to $293,744 for the same period a year earlier and primarily reflects additional costs for legal, accounting and fees associated with the sale and the post-closing. Expenses associated with the sale are completed. G&A expenses will continue to increase in subsequent quarters as the Company adds staff. Net interest expenses for the six months were $769,748 in 2007 compared to $1,215,870 for the same period in 2006 and reflects the pay-off of a portion of the Company’s debt as a result of the sale and post-closing. Interest expenses will remain near these levels in the third quarter and currently average approximately $110,000 per month.

The Company had an after-tax net loss of $1,232,336 ($0.11 per share) for the six months ended January 31, 2007 compared to a net loss of $1,367,513 ($0.126 per share) for the comparable period a year earlier. The net loss for the period resulted from higher than normal expenses at Coquille Bay as discussed above and due to the remaining expenses associated with the sale of assets. The Company does not expect to be profitable until continuous sales are achieved at Coquille Bay.

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

We depend heavily on the services of Jeffrey T. Wilson, our chairman, chief executive officer, and chief financial officer. We do not have an employment agreement with Mr. Wilson, and we do not presently have a “key person” life insurance policy on Mr. Wilson to offset our losses in the event of Mr. Wilson's death.

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