Form 10-Q/A
period 2007-04-30
IMPERIAL PETROLEUM INC
filed 2007-10-26
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2007

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

On April 30, 2007, there were 11,541,126 shares of the Registrant's common stock issued and outstanding.

IMPERIAL PETROLEUM, INC.

FORM 10-Q/A

Amendment No. 1

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to revise Item 1 – Financial Statements and Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations on Form 10-Q for the quarter ended April 30, 2007 that was filed on June 13, 2007 to restate the Financial Statements to reflect the impact of certain warrants issued for consulting services during the quarter, including the addition of Note 6 (Stock Options) to the Financial Statements. This amendment to the Report does not alter any part of the content of the report except for the changes and additional information provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

Cautionary Note Regarding Forward-Looking Statements

As used herein, unless we otherwise specify, the terms the "Company," "we," "us" and "our" means Imperial Petroleum, Inc.

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

These and other forward-looking statements are primarily in the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations." Generally, you can identify these statements because they include phrases such as "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q/A for the Quarterly Period

Ended April 30, 2007

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	5

Condensed Consolidated Balance Sheets as of July 31, 2006 and April 30, 2007	6

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2007 and 2006	7

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2007 and 2006	8-9

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

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

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of April 30, 2007, and its results of operations for the three and nine month periods ended April 30, 2007 and 2006 and its cash flows for the three and nine month periods ended April 30, 2007 and 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

Restatement of Financial Statements: The Financial Statements are being restated to reflect the impact of certain warrants issued for consulting services during the first quarter.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(RESTATED)

	30-Apr-07	31-Jul-06
	Unaudited	Audited
ASSETS

Current Assets
Cash and Cash Equivalents	$669,984	$0
Certificates of Deposit	173,016	172,346
Accounts Receivable	396,832	498,899
Receivable from Sale of Assets	50,534	0
Other current assets	0	0

Total current assets	1,290,366	671,245

Property, Plant and Equipment
Mining Claims, options & development costs	41,760	41,760
Oil and gas properties (full cost method)	4,672,314	18,878,786

	4,714,074	18,920,546
Less: Accumulated DD&A	(579,234)	(2,170,630)

Net property, plant and equipment	4,134,840	16,749,916

Long Term Assets:
Investment in Subsidiaries	57,836	0
Deferred financing expenses-net	700,438	663,918

Total other assets	758,274	663,918
TOTAL ASSETS	$6,183,480	$18,085,079

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts payable	$1,424,855	$2,153,531
Accrued expenses	230,394	323,612
Notes payable-current portion	118,191	157,202
Note payable-related parties	609,530	620,530
Line of Credit	0	19,247,014
Other current liabilities	75,701	75,701

Total current liabilities	2,458,671	22,577,590

Long Term Liabilities
Line of Credit	9,791,564	0
Asset Retirement Obligation	138,711	285,607
Notes Payable	450,000	650,000

Total non-current liabilities	10,380,275	935,607
Stockholder's Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 11,541,126 and 10,866,126 issued, respectively	69,247	67,447
Additional paid-in capital	11,017,030	10,247,264
Unamortized Cost of Stock Issued for Services	—	(69,750)
Retained earnings	(17,034,439)	(14,965,775)
Treasury stock	(707,304)	(707,304)

Total stockholder's equity	(6,655,466)	(5,428,118)

Total Liabilities and Stockholder's Equity	$6,183,480	$18,085,079

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(RESTATED)

(UNAUDITED)

	Three Months Ending		Nine Months Ending
	4/30/07	4/30/06	4/30/07	4/30/06
Revenue and other income Oil and gas revenue	$139,682	$818,617	$715,428	$2,887,686
Total operating income	$139,682	$818,617	$715,428	$2,887,686
Costs and Expenses:
Production costs and taxes	$95,581	$576,715	$500,275	1,214,332
Mining operating expense	0	0	0	1,923
General and administrative	213,839	132,757	1,381,213	410,849
Depreciation, depletion and amort.	26,800	176,735	106,870	600,603
Total costs and expenses	336,220	886,207	1,988,358	2,227,707
Net gain/(loss) from operations	(195,538)	(67,590)	(1,272,930)	659,979
Other income and (expense)
Interest expense	(404,303)	(642,697)	(1,174,051)	(1,857,994)
Interest income	0	0	0	0
Amortization of loan fees	(227,826)	(153,112)	(658,380)	(459,336)
Management fees	0	0	0	0
Other income (expense)	(7,661)	0	28,506	(550,000)
Gain (loss) on sale of assets	0	0	1,008,191	0
Total other income/(expense)	(639,790)	(795,809)	(795,734)	(2,867,330)
Net gain/ loss before income taxes	(836,328)	(863,399)	(2,068,664)	(2,207,351)
Provision for income taxes
Current	0	0	0	0
Deferred	0	0	0	0
Total benefit from income taxes	0	0	0	0
Net gain/loss	$(836,328)	$(863,399)	(2,068,664)	(2,207,351)
Net gain/loss per share	(0.074)	(0.079)	(0.18)	(0.203)
Weighted average shares outstanding	11,298,429	10,866,126	11,259,406	10,866,126

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(RESTATED)

(UNAUDITED)

	Nine Months Ending
	4/30/07	4/30/06
Operating activities:
Net income/(loss)	(2,068,664)	(2,207,351)
Depreciation, depletion and amortization	765,250	600,602
Expenses paid with common stock	841,316	0
Loss (gain) on sale and disposal of assets	(1,008,191)	0
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in asset retirement obligation	(146,896)	0
Change in accounts receivable	102,067	417,540
Change in other receivables	(50,534)	0
Change in accounts payable	(728,676)	491,476
Change in accrued expenses	(93,219)	(39,885)
Change in deposits from customers	0	(102,562)
Net cash provided by (used in) operating activities	(2,387,556)	(840,180)

Investing activities:
Investment in subsidiary	(57,836)	0
Purchases and improvements to oil and gas properties	(547,995)	(1,833,627)
Reinvestment in certificates of deposit	(670)	0
Proceeds of sale of assets	14,064,492	0
Net cash provided by (used in) investing activities	13,457,991	(1,833,627)

Financing activities:
Proceeds from line of credit	10,987,530	3,256,654
Payments on line of credit	(20,442,980)	0
Payments on notes payable	(250,011)	(242,488)
Payments from notes payable-related party	0	1,000
Payments of deferred financing cost	695,000	(459,336)
Proceeds from issuance of stock	0	170,180
Net cash provided by (used in) financing activities	(10,400,461)	2,726,010
Net change in cash and cash equivalents	669,984	52,203

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(RESTATED)

(UNAUDITED)

	Nine Months Ending
	4/30/07	4/30/06
Cash and cash equivalents, beginning of period	0	52,230
Cash and cash equivalents, end of period	669,984	104,433

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	7,697	7,697
Income taxes	0	0

Supplemental schedule of non-cash investing and financing activities
Stock and warrants issued for services	841,316	0
Stock issued to extinguish debt	0	0
Total	0	0

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

Notes to Condensed Consolidated Financial Statements

(RESTATED)

(Unaudited)

(1) GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results which may be expected for the year ending July 31, 2007. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended July 31, 2006.

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

GOING CONCERN

Financial Condition

The Company's financial statements for the quarter ended April 30, 2007 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $3,426,724, $2,695,812 and $1,450,822 for the years ended July 31, 2006, 2005 and 2004, respectively, and as of July 31, 2006 has an accumulated deficit of $14,965,775.

Management Plans to Continue as a Going Concern

The Company completed a portion of the sale of certain oil and gas properties in August 2006 and paid down its senior debt by approximately $13 million upon post-closing which occurred in November 2006. The Company engaged an investment banking firm to assist in raising equity or re-structuring its debt facility to provide capital for growth and more favorable interest rate terms. The Company completed a new $15 million revolving credit facility on April 13, 2007 with its existing lending group which has provided the Company with additional working and development capital and provided sufficient funds to complete the Caltex acquisition. (see Capital Resources and Liquidity) With the start-up of its facilities damaged by hurricanes in Louisiana, the Company expects its remaining properties to provide sufficient cash flow to service the interest payments required under the new credit facility. Management intends to continue an aggressive workover strategy and to seek additional acquisition opportunities to further develop the Company.

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

On April 30, 2007, the Company operated 76 oil and gas wells in Texas and Louisiana and owned an interest in an additional approximately 280 wells operated by others, not including 31 wells acquired from

Caltex to be operated by the Company. Net daily sales from the Company's oil and gas properties averaged approximately 7 Bopd and 69 Mcfpd during the quarter ended April 30, 2007. Gross production at Coquille Bay averaged 55 Bopd 200 mcfpd during the last 12 days of the month of April and reflects the re-startup of the field after changing out the compressor. Production has averaged 56 Bold and 542 mcfpd during May 2007 and reflects the continuing increase as additional wells are added to the system. The Company completed a third party engineering report in connection with its re-financing efforts and as of December 31, 2006, the Company's estimated net proven oil and gas reserves were 444 MBO and 3,928 MMCFG. No proven reserves are included for the Kentucky properties. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.

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

On August 11, 1982, Petro Minerals Technology, Inc. (“Petro”), a 94% -owned subsidiary of Commercial Technology Inc. (“Comtec”) acquired 58% of the Company's common stock. Petro assigned to the Company its interests in two producing oil and gas properties in consideration for 5,000,000 shares of previously authorized but unissued shares of common stock of the Company and for a $500,000 line of credit to develop these properties. Petro has since undergone a corporate reorganization and is now known as Petro Imperial Corporation. On August 1, 1988 in an assumption of assets and liabilities agreement, 58% of the Company's common stock was acquired from Petro by Glauber Management Co., a Texas corporation, (“Glauber Management”), a 100% owned subsidiary of Glauber Valve Co., Inc., a Nebraska corporation (“Glauber Valve”).

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

The Company engaged Macquarie Securities in November 2005 to assist the Company in completing a sale of assets or otherwise to re-structure its senior debt. In connection with that effort, the Company signed a definitive agreement with Whittier Energy Company (“Whittier”) and Premier Natural Resources, LLC (“Premier Natural”) to sell certain oil and gas assets comprising of 69% of the Company's total assets for $15.4 million. The sale was subject to normal and customary due diligence and title verification by Whittier and Premier Natural and also subject to the approval of the Company's shareholders, which was obtained on August 1, 2006 at the Annual Meeting of Shareholders. Phase I closing of the sale was completed on August 9, 2006 and as a result the Company retired approximately $11.3 million in senior debt and paid an additional $0.7 million in payables from the proceeds. Phase II closing of the sale was completed on November 9, 2006, and as a result retired approximately $1.7 million in senior debt with an additional $0.15 million in proceeds used to pay trade payables.

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

The Company continues to operate oil and gas properties following the closing of the Purchase and Sale Agreement. Upon closing and completion of the sale, the Company maintained its operations of its South Louisiana and South Texas properties and retained ownership of its royalty package comprised of approximately 280 additional oil and gas properties. The Company also retained its ‘workover rig’ located in West Texas and utilizes the equipment associated with its 'workover rig' as a contractor to third party customers.

The Company signed a Purchase and Sales Agreement on December 1, 2006 with Caltex Energy Company regarding its Luling, Texas leases, wherein the Company agreed to acquire 31 wellbores from Caltex for a total consideration of $300,000. Closing of the purchase occurred on April 13, 2007. The Company paid a finder’s fee to Mr. Mike Clements, a director, in connection with the Caltex acquisition.

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

Subsequent Events

None.

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

(3) NOTES PAYABLE

The Company in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders. In addition to the private notes, the Company has the following note obligations: (1) a term loan from a bank in the name of Hillside Oil & Gas for which the Company makes the monthly payments in connection with its purchase of a workover rig from Hillside; and (2) the Revolving Loan comprised of the Secured Line of Credit with its senior lender and the Subordinated Loan with a bank in connection with the financing arranged for the purchase of oil and gas assets under the section entitled Capital Liquidity and Resources. As of April 30, 2007, the Company had a total of 3 notes payable to individuals and private companies totaling $0.72 million, in principal, of which $0.61 million was with the Company's Chairman and President, Mr. Wilson.

(4) RELATED PARTY TRANSACTIONS

In connection with the closing of the Caltex acquisition on April 13, 2007, the Company agreed to pay a finder’s fee of $10,000 and 300,000 shares of restricted common stock of the Company to Mr. Mike Clements, a director.

(5) SUBSEQUENT EVENTS

None.

(6) STOCK OPTIONS

In August 2006, the Company granted options to purchase 6,000,000 shares of its common stock to individuals in exchange for consulting services at an exercise price of $0.07 per share. The estimated value using the Black-Scholes pricing Model was $733,659.

No options were exercised during the nine months ended April 30, 2007.

The following is a summary of information about the Stock Options and Warrants outstanding as of April 30, 2007:

Shares Underlying Options and Warrants Outstanding				Shares Underlying Options and Warrants Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$ 0.01 - 0.07	7,348,662	1.25 years	$0.06	7,348,662	$0.06

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

2007
Average risk-free interest rates	5.11%
Average expected life (in years)	1
Volatility	191.35%

The weighted average fair value of options and warrants granted with exercise prices at the current fair value of the underlying stock during the nine months ended April 30, 2007 was approximately $0.07 per option. The following is a summary of activity of outstanding stock options:

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

Three months ended April 30, 2007 compared to Quarter ended April 30, 2006.

Revenues for the three months ending April 30, 2007 were $139,682 compared to revenues of $818,617 for the comparable quarter ended April 30, 2006 and represent a 83 % decrease over the prior year period due to the sale of assets. For the most recent quarter, there were no sales received from Coquille Bay despite production resuming again on April 19, 2007. Issues associated with the rental compressor repairs restricted gas and oil sales at Coquille Bay and have limited oil and gas production. The unit was replaced in early April, 2007 and production has resumed. Current production in May 2007 is averaging about 55 bopd and 542 mcfpd. The Company expects fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana continue to experience volatility.

Oil and gas production operating expenses were $95,581 for the quarter ended April 30, 2007 compared to $576,715 for the quarter ended April 30, 2006 again reflecting a decrease in expenses due to property sales. Expenses are higher than normal due to additional repairs incurred as a result of the replacement of the rental compressor of the facility and the resuming of production at Coquille Bay field. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to decrease as operations and production on the Coquille Bay field stabilize.

General and administrative costs were $213,839 for the three months ending April 30, 2007 compared to $132,757 for the same period a year earlier and primarily reflects additional costs associated with the new credit facility. G&A expenses will continue to increase in subsequent quarters as the Company adds staff. Net interest expenses for the quarter were $404,303 in 2007 compared to $642,697 for the same period in 2006 and reflects the pay-off of a portion of the Company's debt as a result of the sale and post-closing. Additional reductions in the level of the Company's borrowings resulted in the second quarter from the post closing of the sale. Interest expenses will remain near these levels in the third quarter and currently average approximately $135,000 per month.

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

Nine months ended April 30, 2007 compared to Nine months ended April 30, 2006.

Revenues for the nine months ending April 30, 2007 were $715,428 compared to revenues of $2,887,686 for the comparable period ended April 30, 2006 and represent a 75 % decrease over the prior year period due to the sale of assets. For the most recent period, there were no sales from Coquille Bay that contributed to the revenues compared to 4 % for the prior period. Issues associated with the rental compressor repairs restricted gas and oil sales at Coquille Bay and have continued to hamper production operations. With the replacement compressor commencing operations production has resumed and the Company expects increased production (although fluctuating oil sales in the future have been realized as a result of the timing of oil sales by barge in south Louisiana.

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

General and administrative costs were $1,381,213 for the nine months ending April 30, 2007 compared to $410,849 for the same period a year earlier and primarily reflects additional costs for legal, accounting and fees associated with the sale, the post-closing of the sale and the new credit facility. G&A expenses will continue to increase in subsequent quarters as the Company adds staff. Net interest expenses for the nine months were $1,174,051 in 2007 compared to $1,857,994 for the same period in 2006 and reflects the pay-off of a portion of the Company's debt as a result of the sale and post-closing. Interest expenses will remain near these levels in the third quarter and currently average approximately $135,000 per month.

The Company had an after-tax net loss of $2,068,664 ($0.18 per share) for the nine months ended April 30, 2007 compared to a net loss of $2,207,351 ($0.203 per share) for the comparable period a year earlier. The net loss for the period resulted from higher than normal expenses at Coquille Bay as discussed above and due to the remaining expenses associated with the sale of assets and closing of the new credit facility. The Company does not expect to be profitable until continuous sales are achieved at Coquille Bay.

FINANCIAL CONDITION

Capital Resources and Liquidity

As a result of the sale of assets, the Company's capital expenditures are focused mainly on its Louisiana properties at the present time and its efforts to return its wells to production as a result of the damage it sustained due to the hurricanes. The Company has several partners in its Coquille Bay field and must coordinate capital expenditures with the receipt of partner contributions in order to maintain consistent operations. At present the Company is responsible for approximately 50% of the capital expenditures in Coquille Bay as a result of non-consenting partners. The Company will be entitled to recover 500% of its capital expenditures made on behalf of these parties under the operating agreements.

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

The level of the Company's capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial workover operations. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels until continuous sales at Coquille Bay are achieved and that additional funds or borrowings will be required. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $609,530 as of April 30, 2007. These funds have been used to initiate the Company's oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future, but will need additional credit facilities to fund the Company's ongoing needs.

At April 30, 2007, the Company had current assets of $1,290,366 and current liabilities of $2,458,671, which resulted in negative working capital of $1,168,305. The negative working capital position is comprised of trade accounts payable of $1,424,855, of accrued expenses payable of $230,394 consisting primarily of interest, notes payable to the Company's President of $609,530, and third party notes payable of $118,191. As of April 30, 2007 the Company had cash and cash equivalents of $669,984.

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

At present, as the sole employee of the Company, the President and Chairman of the Company, Mr. Wilson, has concluded based on his evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a.15 under the Securities Exchange Act of 1934, as amended, as of April 30, 2007, that the Company's disclosure controls and procedures are effective and that no changes or improvements and modifications to the Company's internal accounting processes were required to ensure that material information was accumulated and communicated to management, including Mr. Wilson, as appropriate to allow timely decisions regarding required disclosure in the Company's filings with the SEC.

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

We depend heavily on the services of Jeffrey T. Wilson, our chairman, chief executive officer, and chief financial officer. We do not have an employment agreement with Mr. Wilson, and we do not presently have a "key person" life insurance policy on Mr. Wilson to offset our losses in the event of Mr. Wilson's death.

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

In addition, as a "successful efforts" company, we choose to account for unsuccessful exploration efforts (the drilling of "dry holes") and seismic costs as a current expense of operations, which immediately impacts our earnings. Significant expensed exploration charges in any period would materially adversely affect our earnings for that period and cause our earnings to be volatile from period to period.

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

Our practice in acquiring exploration leases or undivided interests in natural gas and oil leases is to not incur the expense of retaining title lawyers to examine the title to the mineral interest prior to executing the lease. Instead, we rely upon the judgment of third party landmen to perform the field work in examining records in the appropriate governmental, county or parish clerk's office before leasing a specific mineral interest. This practice is widely followed in the industry. Prior to the drilling of an exploration well the operator of the well will typically obtain a preliminary title review of the drillsite lease and/or spacing unit within which the proposed well is to be drilled to identify any obvious deficiencies in title to the well and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. We have no assurance, however, that any such deficiencies have been cured by the operator of any such wells. It does happen, from time to time, that the examination made by title lawyers reveals that the lease or leases are invalid, having been purchased in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, we may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect. It may also happen, from time to time, that the operator may elect to proceed with a well despite defects to the title identified in the preliminary title opinion.

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

The operator's expertise and financial resources.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

10.	Purchase and Sale Agreement, dated May 1, 2006 incorporated herein by reference to Form 8 K filed May 5, 2006.

11.	Purchase and Sale Agreement dated December 1, 2006 with Caltex Energy Company incorporated herein by reference to Form 8-K filed April 18, 2007.

12.	Revolving Credit Agreement and associated agreements dated April 13, 2007 incorporated herein by reference to Form 8-K filed April 18, 2007.

31.1	Section 302 Certification of CEO [Please note the Company does not presently have a CFO.]

32.	Section 906 Certification by CEO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Imperial Petroleum, Inc.

By:	/s/ Jeffrey T. Wilson,
Jeffrey T. Wilson,
President and Chief Executive Officer

Dated: October 26, 2007