Form 10-K
period 2007-07-31
IMPERIAL PETROLEUM INC
filed 2007-11-08
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-09923

IMPERIAL PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3386019
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

329 Main Street, Suite 801

Evansville, IN 47708

Registrant’s telephone number, including Area Code: (812) 867-1433

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

On July 31, 2007, there were 14,964,441 shares of the Registrant’s common stock issued and outstanding. The aggregate market value of the Registrant’s voting stock held by non-affiliates is $2,186,372. See Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

Documents Incorporated by Reference: NONE

IMPERIAL PETROLEUM, INC

FORM 10-K

FISCAL YEAR ENDED JULY 31, 2007

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

i

PART I

ITEM 1.	Business.

Definitions

As used in this Form 10-K, the following terms shall have the following meanings.

“Base Metals” refers to a family of metallic elements, including copper, lead and zinc.

“Bbl” means barrel.

“Bcf” means billion cubic feet.

“Bcfe” means billion cubic feet equivalent.

“BOE” means equivalent barrels of oil.

“Company,” unless the context requires otherwise, means Imperial Petroleum, Inc., a Nevada corporation (“Imperial”) and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation (“Ridgepointe”), I.B. Energy, Inc., an Oklahoma corporation (“I.B. Energy”), Premier Operating Company, a Texas corporation (“Premier”), LaTex Resources International, a Delaware corporation (“LRI”), Phoenix Metals, Inc., dba The Rig Company a Texas corporation (“Phoenix”) and Hoosier Biodiesel Company (formerly global/Imperial Joint Venture Inc.) a Nevada corporation. LRI and Phoenix were acquired effective April 30, 1997. The operations of LRI ceased in 1997 with the expiration of its remaining foreign activities. Phoenix has conducted limited activities since 1997 as Imperial Environmental Company and subsequently as The Rig Company although it has not officially changed its name. Eighty-percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City Petroleum, Inc. (“Oil City”), an Oklahoma corporation effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company owns approximately 7.6 % of the common stock of Warrior Resources, Inc., (“Warrior”) an Oklahoma corporation which is now called Roadhouse Foods, Inc., and carries its ownership under as an asset acquisition. Hoosier Biodiesel Company was incorporated in Nevada in 2000.

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

At July 31, 2007, the Company operated 76 oil and gas wells in Texas and Louisiana and owned an interest in an additional approximately 280 wells operated by others. In addition the Company owns an inactive gathering system comprised of approximately 15 miles of buried steel line in Kentucky as well as the rights to 24 inactive gas wells as part of its New Albany Shale play. Net daily production from the Company’s oil and gas properties was approximately 25 Bopd and 360 Mcfpd at year end. The Company’s estimated net proven oil and gas reserves as of July 31, 2007 were 424 MBO and 3,533 MMCFG. The Company is the operator and owner of the Duke Gold Mine in Utah, although no significant operations occurred during the fiscal year.

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

Change of Control

Pursuant to an Agreement to Exchange Stock and Plan of Reorganization dated August 27, 1993 (the “Stock Exchange Agreement”), as amended by that certain First Amendment to Agreement to Exchange Stock and Plan of Reorganization dated as of August 27, 1993, (the “First Amendment”), between the Company, Glauber Management, Glauber Valve, Jeffrey T. Wilson (“Wilson”), James G. Borem (“Borem”) and those persons listed on Exhibit A attached to the Stock Exchange Agreement and First Amendment (the “Ridgepointe Stockholders”). The Ridgepointe Stockholders agreed to exchange (the “Ridgepointe Exchange Transaction”) a total of 12,560,730 shares of the common stock of Ridgepointe, representing 100% of the issued and outstanding common stock of Ridgepointe, for a total of 12,560,730 newly issued shares of the Company’s common stock, representing 59.59% of the Company’s resulting issued and outstanding common stock. Under the terms of the Stock Exchange Agreement, (i) Wilson exchanged 5,200,000 shares of Ridgepointe common stock for 5,200,000 shares of the Company's common stock representing 24.67% of the Company’s issued and outstanding common stock, (ii) Borem exchanged 1,500,000 shares of Ridgepointe common stock for 1,500,000 shares of the Company’s common stock representing 7.12% of the Company’s issued and outstanding common stock, and (iii) the remaining Ridgepointe Stockholders in the aggregate exchanged 5,860,730 shares of Ridgepointe common stock for 5,860,730 of the Company’s issued and outstanding common stock, representing, in the aggregate, 27.81% of the Company’s issued and outstanding common stock. The one-for-one ratio of the number of shares of the Company’s common stock exchanged for each share of Ridgepointe common stock was determined through arms length negotiations between the Company, Wilson and Borem.

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

On August 15, 2001, Mr. Malcolm W. Henley and Mrs. Stacey D. Smethers resigned their positions as directors of the Company to pursue other interests. Their vacancies have been filled with Mrs. Annalee C. Wilson and Mr. Aaron M. Wilson, both family members of the Company’s President and Chairman, until new directors are elected at the next shareholder's meeting.

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

The Company completed the acquisition of a 16% non-operated working interest in the Coquille Bay Field of south Louisiana in May 2004 from Royal-T Oil Company (“Royal-T”) for $800,000 which was funded out of additional borrowings from the Company’s revolving line of credit. The properties are located in Plaquemines Parish, Louisiana. Subsequent to year end July 31, 2004, the Company acquired the remaining interests owned by Royal-T and became the operator of the project. The Company’s interest in the project increased to a 22% working interest, however as a result of certain non-consenting partners, the Company presently carries 50% of the capital investment. Natural gas production from the project began on one well in February 2005. The Company established a total of six producing completions prior to damage caused by hurricane Katrina. Production rates were approximately 75 Bopd and 800 mcfpd immediately prior to the storm. Coquille Bay was shut in after hurricane Katrina awaiting repairs to the Company’s platform and facilities as well as the platform operated by Martin Marks which delivers the Company’s gas to market. As of July 31, 2007, the Company had returned six completions to production and was averaging approximately 40 Bopd and 750 mcfpd. Additional workover operations are planned.

The Company completed the purchase of the rights to 31 wells and associated leases in Guadalupe County, Texas for the development of proved behind pipe reserves of approximately 300,000 bbls from Caltex Operating Company and Apache Energy in June 2004. The proposed formation is the Pecan Gap at 1900 feet and has been logged and cored in most of the wells on the leases. The Company issued a total of 1.375 million shares of its restricted common stock in connection with the acquisition and closing fees and paid $300,000 in cash. The Company has not completed any workovers on the wells to date, however construction of tank batteries and installation of infrastructure has begun.

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

The Company signed a Forbearance Agreement (and several amendments thereto) with its senior lender in connection with its plan to re-structure its senior debt. The Company incurred additional fees as a result of these amendments in the amount of $750,000 due to its senior lender as a result of these agreements. In April 2007, the Company re-structured its senior debt under a new debt facility with its lender in the form of a $15.0 million line of credit and $0.4 million in subordinated debt. The new facility provided the Company with additional workover capital to being workover operations on its properties as well as the completion of the Caltex acquisition. (See Capital Resources and Liquidity: Long Term Debt).

The Company completed a reverse split of its common stock in the ratio of four for one effective September 11, 2006 in connection with obtaining shareholder approval of the sale of assets discussed earlier. As a result of the reverse split the Company’s issued and outstanding common stock was reduced to 11,115,807 shares and the authorized capital was increased to 150,000,000 shares of common stock. (See Submission of Matters to Security Holders).

The Company signed a Purchase and Sales Agreement with Apollo Resources International, Inc. and subsidiaries (“Apollo”) on June 19, 2007 to acquire certain oil and gas assets located in New Mexico, Arizona and Utah for a total consideration of approximately $6.8 million, including 5 million shares of the Company’s restricted common stock. The Agreement was terminated by the Company after considerable due diligence due to Apollo’s inability to provide clear title to its assets.

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

Oil and Natural Gas Reserves

The following table is a summary, as of July 31, 2007, of the proved reserves of oil and natural gas net to the Company’s interest based upon estimates prepared by the Company. These estimates are based on assumptions the Company believes are reasonable regarding production costs, future production rates and declines. These estimates are based upon constant prices and costs as of July 31, 2007, of $68.38/Bbl and $7.22/Mmbtu adjusted for differentials. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company’s control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and could be revised. Estimates have been filed with the Energy Information Agency as part of its annual survey of oil and gas operators for 2006 based on the Company’s reserves as of July 31, 2006 in addition to reports filed with the Securities and Exchange Commission (“SEC”). The Company has no reserves outside the United States.

As of July 31, 2007

Category	Oil (MBO)	Natural Gas (MMCF)	Future Net Revenue (M$)	Present Value Discounted @10%(M$)
Producing	58	1,598	12,672	9,685
Non-Producing	323	1,022	20,153	14,071
Undeveloped	43	913	7,302	4,490
Total Proved	424	3,533	40,127	28,246

Note: Included in the reserve estimates are 7 MBO and 58 MMCF net to the Company’s interest for approximately 280 properties included in various states. Projections for these properties are based on net revenues received on a monthly basis and allocated to oil and gas sales and reserves. As a result, actual volumes of oil and gas produced in the future may vary significantly for these properties.

Reserves by State

The following table illustrates the Company’s reserve summaries by State as of July 31, 2007:

As of July 31, 2007

	Oil (MBO)	Natural Gas (MMCF)
Texas	232	791
Louisiana	185	2,684
Other	7	58

Total	424	3,533

Note: Other reserves included in this table reflect estimated reserves attributable to approximately 280 properties as noted above.

Acreage - The following table shows the developed and undeveloped leasehold acreage held by the Company as of July 31, 2007:

	Developed Acreage		Undeveloped Acreage
	(1) Gross	(2) Net	(1) Gross	(2) Net
Texas	1,106	526	0	0
Louisiana	1,600	1,196	0	0
Kentucky	3,000	2,900	0	0

Various	82,984	996	0	0

Total	85,690	5,618	0	0

Productive Wells - The following table summarizes the productive oil and gas wells in which the Company had an interest at July 31, 2007:

	Oil Wells		Gas Wells		Total
	(1) Gross	(2) Net	(1) Gross	(2) Net	(1) Gross	(2) Net
Texas	30	30	6	6	36	36
Louisiana	21	21	19	4.7	40	25.7
Other	110	0.55	198	28.85	308	29.40

Total	161	51.55	223	33.55	384	91.10

(1)	A “gross acre” or a “gross well” is an acre or well in which a working interest is owned by the Company and the number of gross acres or gross wells is the total number of acres or wells in which a working interest is owned by the Company.

(2)	A “net acre” or a “net well” exists when the sum of the Company‘s fractional ownership interests in gross acres or gross wells equals one. The number of net acres or net wells is the sum of the fractional interests owned in gross acres or gross wells, and does not include any royalty, overriding royalty or reversionary interests.

Production, Price and Cost Data - The following table summarizes certain information relating to the production, price and cost data for the Company for the fiscal years ended, July 31, 2007, 2006, 2005.

Year Ended July 31, 2007

	2007	2006	2005
Oil:
Production (Bbls)	10,220	31,375	32,527
Revenue	$619,074	$1,668,945	1,330,668
Average barrels per day	28	86	89
Average sales price per barrel	$60.57	$53.19	40.91
Natural Gas:
Production (Mcf)	69,157	242,745	307,948
Revenue	$418,975	$1,766,061	1,632,983
Average Mcf per day	189	665	844
Average sales price per Mcf	$6.06	$7.28	5.30
Production costs (1)	$729,293	$1,289,074	1,429,587
Equivalent (Bbls) (2)	21,746	71,833	83,852
Production costs per equivalent bbl (3)	$33.53	$17.95	17.05

Total oil and gas revenues	$1,143,194	$3,435,006	2,963,651

(1)	Includes expense workovers.

(2)	Gas production is converted to barrel equivalents at the rate of six Mcf per barrel representing the estimated relative energy content of natural gas to oil.

(3)	Historical costs and expenses differ from projections included in the reserve estimates presented above as a result of remedial costs associated with repairs of the Hillside acquisition properties and repairs to the Coquille Bay platform included in historical costs and considered to be non-recurring expenses. To the extent that continued remedial costs are incurred in the future, the economic limit of the producing properties will be affected and will reduce our reserve estimates substantially.

Drilling Activity

The following table illustrates the results of the drilling activity during each of the three most recent fiscal years:

	July 31, 2007		July 31, 2006		July 31, 2005
	Gross	Net	Gross	Net	Gross	Net
Texas	4.0	0.1	8.0	0.2	3.0	0.1
New Mexico	0	0	0	0	0	0
Louisiana	0	0	0	0	0	0
Mississippi	0	0	0	0	0	0
Other	0	0	0	0	0	0

Total	4.0	0.1	8.0	0.2	3.0	0.1

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

Our common stock is thinly traded.

Imperial has approximately 14.9 million shares of common stock outstanding, held by approximately 603 holders of record. Directors and officers own or have voting control over approximately 3.8 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

ITEM 2.	Description of Properties

Oil and Natural Gas Development, Major Properties

Coquille Bay Field

The Company assumed operations of the Coquille Bay field in January 2005 from Royal-T. The field is located in Plaqumines Parish, Louisiana in approximately 4-6 feet of water. Seventeen wells produce oil and natural gas at depths ranging from 8,000 ft. to 11,000 feet. The Company manages the field under an Operating Agreement with the State of Louisiana and owns a 22% working interest and a 21.4% net revenue interest. Through non-consent provisions of the Operating Agreement, the Company currently has a 49.5 % working interest and a 41.2% net revenue interest. Prior to hurricane Katrina, the Company had the field producing at approximately 75 Bopd and 800 mcfpd from six completions, however production has been plagued by continuous repair and maintenance problems and over-sized equipment at the central facility and by the lack of sufficient gas for gas lifting of the oil wells. The Company had completed work on two additional wells that had sufficient gas flow rates to supply the necessary gas lift gas immediately prior to shutting down for the hurricane. The Company completed a majority of the repairs caused by the hurricane and began producing on a limited basis in September 2006, however continuous operations were not maintained until replacement of the over-sized rental compressor in April 2007. The Company was producing at approximately 40-45 Bopd and 600 mcfpd (net sales 350 mcfpd) at year end and is currently limited by its ability to dispose of salt water produced in the field. Currently oil production is around 85 Bopd with gas sales at approximately 100-200 mcfpd. Coquille Bay field has numerous workover opportunities available to increase production and reserves.

Haynesville Field

The Haynesville field is located in Claiborne and Webster Parishes in north Louisiana and the leases owned by Imperial have produced from the shallow Tokio sand at depths of approximately 3,500 feet. The Company owns an interest and operates some 21 wells in the field capable of producing approximately 128 Bopd. Current production from six completions is approximately 40 Bopd. A typical Tokio completion produces approximately 5-6 Bopd and 100-150 Bwpd. Presently the Company is waiting on a pulling unit to complete its remedial work program to repair rod parts and tubing leaks and return the remaining wells to production. All of the leases are held by deeper Cotton Valley gas production owned by other companies. The Company owns and operates its own salt water disposal facilities on the leases. High volume lift equipment could significantly enhance production.

Bastian Bay Field

The Company has assumed the operations of the Bastian Bay State Lease 16152 #1 well located in Plaquemines parish, Louisiana and owns an 82.62 % working interest and a 62.95% net revenue interest before 150% payout of all costs and a 44.115% and a 33.611% net revenue interest after payout. The well was originally drilled by Weaver Exploration in 1982 and discovered gas in a new fault block on the southeast side of the Bastian Bay field. The well tested 2.5 million cubic feet of gas per day from a reservoir at 15,300 feet with 4,500 # flowing tubing pressure on 12/64ths choke. The well was shut in pending installation of the pipeline. Unfortunately the proposed line was scheduled to be laid through existing oyster leases and a lawsuit arose that delayed the laying of the line for several years. During this time, Weaver Exploration filed for bankruptcy and the leases were returned to the Louisiana Resource Development Corporation.

Royal-T Oil Co., Inc. acquired the rights from the LRDC in 1999 and settled the lawsuit with the oyster farmer and laid the flowline to a nearby Hilcorp platform. Royal-T opened the well for production and tested the well at 2.5 mmcfpd with 4,500# flowing tubing pressure on a 12/64ths choke when a wellhead leak forced Royal-T to kill the well in order to repair the leak. Royal-T perforated the well at 4,000 feet and circulated and pumped bay water into the well and eventually killed the well. After repairing the wellhead, royal-T was unable to swab the well on for production. Subsequently Royal-T re-perforated the well but ran out of funds before it could swab the well online. The well presently builds up surface pressure to 2,500# and the produces gas for several hours before loading up. The Company jetted the well with a coiled tugging unit in March 2006 after a failed attempt to run a TDT-P log due to being unable to reach bottom as a result of the tite spots in the tubing. The well did not sustain flow after the coiled tubing work and appears to have formation damage as the most recent tests indicate. The Company intends to re-perforate the well to attempt to re-establish communication with the reservoir.

LulingField

The Company owns the lease rights to the Pecan Gap formation and has acquired a 100% working interest and a 75% net revenue interest in 31 wells located in Guadalupe county, Texas that are productive in the Pecan Gap formation based on sidewall core and conventional core information. The Pecan Gap occurs at about 1,900 feet in these wellbores and is located above the Austin Chalk, which is the primary target in this field. It is expected that an average well will produce at a 30 Bopd rate and recover about 17.4 MBO after fracture stimulation in the Pecan Gap. The formation is approximately 100 feet in thickness. The Company is considering using coiled tubing to drill multiple short laterals in existing wellbores to develop the Pecan Gap formation. Infrastructure work is underway to begin workover operations.

Kentucky Properties

The Kentucky properties are located in two fields in western Kentucky, the Shrewsbury field, in Grayson County and the Claymour field, in Todd County. Both properties required new leases be obtained, and that effort has been underway by the Company. At present the Company has acquired a total of approximately 3,500 acres in the Claymour area. The Claymour field has approximately 29 wells tied into the 15 mile pipeline and gathering system that was purchased with the properties. The leases had lapsed and the Company has obtained approximately 3,500 acres of new leases. The primary producing zone is the New Albany Shale zone at 1,600 feet. The Company plans rework the existing vertical wells for production and to drill new horizontal wells to determine the benefit that may be gained in production rates by horizontal drilling. The Company believes that significant economic benefit can be obtained by horizontal drilling in the New Albany Shale in this area. In the Shrewsbury field, the Company has not completed any new leasing yet. No proved reserves are included in the reserve report for these properties at this time.

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

The Company currently sells a substantial portion of its oil and gas production on “spot” market or short term contracts. During the year ended July 31, 2007, the Company sold approximately 42.9% and 21.0% of its oil and gas to Plains Marketing and Mideast Gas Systems respectively. The Company does not believe that the loss of any of these purchasers would significantly impair its operation.

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

Imperial Petroleum, Inc. v. Ravello Capital LLC

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

The Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola County, Texas. The Crump Unit encompasses the Company’s Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff's damages resulting from the Company's failure to develop the property. The Company executed a farm out agreement with Burke Royalty (“Burke”), a co-defendant in the suit, regarding the acreage in question. Burke negotiated a settlement under which the Plaintiffs would arrange to drill additional wells. The Company has a 12.5% carried working interest in the first well drilled in the unit and the right to participate for a 12.5% working interest in subsequent wells. Chesapeake is the operator of the exploration agreement and has not recognized the Company’s interest in these wells to date. The Company has contacted Chesapeake and has provided documentation to Chesapeake which the Company believes demonstrates its ownership. No response from Chesapeake has been received yet.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on August 1, 2006. At that meeting, the shareholders approved the following corporate actions: (1) approved the election of five Board members, including Jeffrey T. Wilson, Annalee C. Wilson, Aaron M. Wilson, Malcolm W. Henley and James M. Clements; (2) approved the appointment of Briscoe Burke & Grigsby LP as the Company’s auditors for 2006; (3) approved a four for one (4 for 1) reverse split of the Company’s common stock; (4) approved an increase in capitalization of the Company’s common stock from 50,000,000 shares to 150,000,000 shares; and (5) approved the sale of 151 wells to Whittier and Premier Natural. (See Proxy dated July 11, 2006.)

PART II

ITEM 5.	Market For Registrant’s Common Stock; and Related Stockholder Matters.

The Company’s common stock is traded in the over-the-counter market. From 1984 to 1997 trading had been so limited and sporadic that it was not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company was advised that trading in its shares resumed in September 1997 and the Company’s stock was quoted at approximately $0.25 per share in sporadic trading. At July 31, 2007, the approximate bid price for the Company’s common stock was $0. 20 per share and the approximate asked price was $0.25 per share.

No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

There are approximately 603 holders of record of the Company’s common stock.

ITEM 6.	Selected Financial Data.

	2007	2006	2005	2004	2003
Operating Revenue	1,143,194	3,435,006	2,963,651	1,931,593	0
Income (loss) from continuing opns	(1,655,802)	372,878	73,783	223,678	(1,342,321)
Net Income (loss)	(3,243,996)	(3,426,724)	(2,695,812)	(1,450,822)	(1,321,597)
Net Income (loss) per share	(0.28)	(0.31)	(0.26)	(0.16)	(0.21)
Total Assets	6,101,286	18,085,079	17,082,279	16,502,317	2,535,734
Stockholder’s Equity	(7,354,022)	(5,428,118)	(2,198,762)	28,340	67,934
Cash Dividends Paid per Common Share	0	0	0	0	0
Number of Outstanding Shares (weighted)	11,487,701	10,949,465	10,465,050	8,912,026	6,194,264

ITEM 7.	Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

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

Crude oil and natural gas prices increased significantly during fiscal 2007 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $68.38/Bbl for oil and $7.22 per Mmbtu for natural gas at July 31, 2007. Since that time prices have continued to remain high. The forward “strip” price for oil and natural gas as posted by the NYMEX representing the average of the next 24 months was approximately $76.21/Bbl and $7.61/Mmbtu beginning with November 2007 delivery month. The impact of continued high prices will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to fluctuate and to be influenced by Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are $725.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

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

Year ended July 31, 2007 compared to year ended July 31, 2006

Total revenues for the Company for the year ended July 31, 2007 were $1,143,194 compared to $3,435,006 for the prior year and represent a 67% decrease due to the sale of assets in 2006. Continuous production at Coquille Bay was not achieved until April 2007 and had only a small impact on revenues from the remaining properties after the sale during fiscal 2007. The Company expects its revenues to increase as a result of the continuous production from its Coquille Bay field in 2008.

Total operating expenses for the year ended July 31, 2007 were $2,798,996 compared to $3,062,128 for the year earlier. Operating expenses increased due to charges incurred for the issuance of warrants to consultants and as a result of fees associated with the sale of assets and the refinancing of the Company’s senior debt. Direct oil and gas operating expenses decreased from $1,289,074 in fiscal 2006 to $729,293 as of July 31, 2007 and remained high due to the remaining repairs in south Louisiana. General and administrative costs (“G&A”) for the year ended July 31, 2007 were $1,905,298 compared to $989,514 for the year ended July 31, 2006 and reflect additional expenses associated with the issuance of warrants, the sale of assets and refinancing of the Company’s senior debt. G&A costs are expected to decrease significantly in fiscal 2008. Interest costs decreased to $1,716,183 for the year ended July 31, 2007 compared to $2,792,962 for the prior year as a result of decreased borrowings. Interest costs are expected to remain at about this level in fiscal 2008.

The Company incurred an after tax loss of $3,243,996 ($0.28 per share) for the fiscal year ended July 31, 2007 compared to a loss of $3,426,724 ($0.31 per share) for the prior year. The reduction in the net loss is primarily the result of a gain from the sale of properties of approximately $865,190 The largest component of the net loss is interest expense. Depreciation, depletion and amortization costs decreased from a total of $1,788,350 last year to $914,878 in the current year due to the sale of assets. The Company expects to continue to incur losses until its workover program is completed and its production is maximized.

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

Total operating expenses for the year ended July 31, 2006 were $3,062,128 compared to $2,889,868 for the year earlier. Operating expenses increased due to increased activity at Coquille Bay. General and administrative costs (“G&A”) for the year ended July 31, 2006 were $989,514 compared to $577,651 for the year ended July 31, 2005 and reflect additional expenses associated with the engagement of Macquarie Securities as the Company’s investment banker in the sale of assets. G&A costs will continue to increase in the first quarter due to costs associated with the Proxy solicitation related to the Company’s August 1, 2006 Annual meeting of the Shareholders and the resulting sale of assets. Interest costs increased to $2,792,872 for the year ended July 31, 2006 compared to $2,163,180 for the prior year as a result of the increase in rates associated with the Company credit facility and increased borrowings. Interest costs will decrease with the repayment of approximately $13.0 million in debt as a result of the asset sale.

The Company incurred an after tax loss of $3,426,724 ($0.31 per share) for the fiscal year ended July 31, 2006 compared to a loss of $2,695,812 ($0.26 per share) for the prior year. The largest component of the net loss is interest expense, representing 82%. Depreciation, depletion and amortization costs increased from a total of $1,495,074 last year to $1,788,350 in the current year as a result of additional fees associated with the Company’s Forbearance Agreement and amendments thereto. The Company expects to continue to incur losses until its operations in Coquille Bay are producing.

Capital Resources and Liquidity

Because of the closing of the Hillside, Warrior and Coquille Bay asset acquisitions in 2004, the Company’s capital requirements relate primarily to the remedial efforts to return wells to production and to workover and repair operations on various wells to increase production, including the repairs required at Coquille Bay after hurricane Katrina. Now that the repairs at Coquille Bay are completed and production has been re-established, the Company has a great deal of flexibility in the timing and amount of these expenditures. Capital expenditures for the most recent year totaled $652,306 which was funded from borrowings under the Company’s credit facility and out of cash flow generated by the properties.

As a result of the inability of the Company to raise capital for its mining operations, Management decided to terminate all of the Company’s mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. Management decided to seek a partner for the Duke Mine during 2005 and focus its management resources and limited capital on the oil and natural gas properties acquired from Hillside and Warrior and to focus on additional acquisitions in the oil and gas sector. The Company completed a joint venture arrangement with ATLCC during the year that, however ATLCC failed to provide the development capital and the Company re-assumed operations of the property.

As a result of the impact of hurricane Katrina to the Company’s south Louisiana operations and facilities, the Company became non-compliant with the terms of its original credit agreements which had been put in place in early 2004. The Company decided to pursue the sale of assets to reduce bank debt and negotiated a Forbearance Agreement with its lenders in February 2006 to allow it sufficient time to complete a sale of assets The Company signed a Definitive Purchase and Sales Agreement with Whittier Energy Company and Premier Natural Resources LLC that was closed on August 9, 2006. The proceeds of the initial closing (also referred to as Phase I) of approximately $12.0 million were used to reduce senior debt by $11.3 million and to pay vendor payables. A second closing (also referred to as Post-Closing or Phase II Closing) of the asset sale to Whittier and Premier occurred on November 9, 2006 and resulted in approximately $1.85 million in additional proceeds to the Company that were used to further retire senior debt ($1.7 million) and to reduce vendor payables ($0.15 million).

In April 2007, the Company completed a re-financing of its senior and subordinated debt facility with its current lenders consisting of a $15.0 million Revolving Loan facility and a $0.35 million subordinated debt facility. The total amount borrowed under the re-financing was approximately $10.2 million under the combined credit facility and included approximately $0.3 million for the acquisition of the Caltex properties and $0.85 million for workovers and working capital. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of April 2007, the Company had available borrowing capacity of approximately $10.5 million based upon the current oil and gas properties evaluation. The Revolving Loan has a term of 2 years (April 14, 2009) and an interest rate of LIBOR plus 1,100 basis points and subject to a LIBOR floor of 5%. (The LIBOR Rate for July 2007 was 5.37%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. In addition the Lender is granted a 2.5 % over-riding royalty interest payable from the monthly production of the Company. As of July 31, 2007 the Company was in compliance with the covenants of credit agreements. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2 years from the closing date (April 14, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan.

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

The level of the Company’s capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial workover operations. The Company anticipates that its cash flow will be sufficient to fund its operations at their current levels and that additional funds or borrowings will be required for expansion. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain. the Company has unused availability under its existing credit facility that can be used to complete some additional acquisitions, subject to lender approval. Depending upon the size of a potential new acquisition, the Company believes it may be necessary to raise equity, either through the issuance of additional shares to new investors or the sale of certain of its remaining oil and gas properties. The Company is pursuing additional acquisitions at the present time. The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $483,918 as of July 31, 2007. These funds have been used to initiate the Company’s oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future.

At July 31, 2007, the Company had current assets of $1,212,002 and current liabilities of $2,607,626, which resulted in negative working capital of $1,395,624. The negative working capital position is comprised of trade accounts payable of $1,108,977, of accrued expenses payable of $430,962 consisting primarily of interest and accrued salaries payable to the Company’s President, notes payable to the Company’s President of $483,918, and third party notes payable of $115,955. As of July 31, 2007 the Company had cash and cash equivalents of $588,658.

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

Off Balance Sheet Arrangements

None.

Contractual Obligations

See above, Capital Resources and Liquidity.

Long-Term Debt

(See above, Capital Resources and Liquidity.) The Company has two credit facilities in place in connection with its oil and gas operations: (a.) an $15,000,000 Revolving Loan that expires on April 14, 2009 and (b.) a $350,000 subordinated note payable to Bank of Oklahoma that expires on Apri114, 2009.

Revolving Loan

The Company completed the Revolving Loan, an $15 million revolving financing of which approximately $9.6 million was required at closing, including approximately $0.25 million in working capital, $0.3 million for the Caltex acquisition and $0.6 million in development capital for workovers. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company's oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of April 2007, the Company had available borrowing capacity of approximately $10.5 million based upon the current oil and gas properties evaluation. The Revolving Loan has a term of 2 years (April 14, 2009) and an interest rate of LIBOR plus 1,100 basis points and subject to a LIBOR floor of 5%. (The LIBOR Rate for July 2007 was 5.37%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. In addition the Lender is granted a 2.5 % over-riding royalty interest payable from the monthly production of the Company. As of July 31, 2007 the Company was in compliance with the covenants of credit agreements

Subordinated Debt

In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2 years from the closing date (April 14, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan.

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

None.

ITEM 9A.	Controls and Procedures.

In connection with the preparation of this annual report on Form 10-K/A, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of July 31, 2007 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

Weaver & Martin, the Company’s auditors for the year ended July 31, 2006, notified the Audit Committee that a material weakness existed in the Company’s internal controls such that in its belief the accounting personnel of the Company did not possess the necessary skills to achieve accurate financial reporting in accordance with U.S. generally accepted accounting principals nor the requirements of the Exchange Act Rules 13a-14 and 15d-14. Furthermore, Briscoe advised the Audit Committee that a reportable condition was also noted in the Company’s internal controls in regards to segregation of duties and that the Company should take steps to segregate duties in the accounting function to assist in alleviating these control deficiencies. So as to rectify these material weaknesses, the Company determined that, as a matter of its regular business practice, it would engage third party accountants to assist the Company in compiling its financial information for all subsequent years until such time as the Company may retain additional internal accounting staff. The Company immediately engaged a third party accounting firm, Davis, Kinard & Co, P.C., to assist and review its accounting functions and as a result, the prior material weaknesses did not have a significant impact on the financial statements for the year 2007 period being reported on this Form 10-K.

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

Changes in Internal Controls

The Company changed its system of internal controls in 2005 to include the review and compilation of its financial information by independent accountants in cooperation with the Company’s own internal staff. No additional changes in internal controls were made during 2007. The Company’s Certifying Officers believe that these previous changes to the Company’s system of internal control over financial reporting has materially affected, and is reasonably likely to materially affect, the Company’s system of controls over financial reporting in the future.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of Registrant.

Directors and Executive Officers

The following table sets forth certain information regarding the directors, executive officers and key employees of the Company.

Name	Age	Position
Jeffrey T. Wilson	54	Director, Chairman of the Board, President and Chief Executive Officer
Annalee C. Wilson	51	Director
Aaron M. Wilson	28	Director
Malcolm W. Henley	55	Director
J. Gregory Thagard	44	Director

Note: Mr. James M. Clements resigned effective August 2, 2007 citing personal reasons.

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

J. Gregory Thagard became a Director of the Company upon the resignation of Mr. Clements in August 2007. Mr. Thagard has extensive oil and gas experience as a landman and has recently been the managing partner of Hillside Oil and Gas LLC. Mr. Thagard is a 1978 graduate of the University of Texas and holds a Bachelor of Science degree.

James M. Clements was a Director of the Company from August, 2006 to August 2007. Mr. Clements has extensive experience in financial planning and securities. He is certified as a financial planner and previously held a broker-dealer license issued by the NASD from 1995-2003. He holds a Bachelor of Science degree in financial services from San Diego State University. Mr. Clements announced his resignation in August 2007 for personal reasons.

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

Based upon a review of From 3, 4 and 5 filings made by the Company’s officers and directors during the past fiscal year ended July 31, 2007 under Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

ITEM 11.	Executive Compensation.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company’s Chairman of the Board, President and Chief Executive Officer and (2) other compensation paid to officers and directors of the Company. Except as provided in the table below, during the three fiscal years ended July 31, 2007, 2006 and 2005 (i) no restricted stock awards were granted, (ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

SUMMARY COMPENSATION TABLE

	Annual Compensation		Long Term Awards Warrants
Name and Principal Position	Year	Salary	Bonus	# shares
Jeffrey T. Wilson	2007	$140,000		1,533,000
	2006	$111,667
	2005	$125,000
Annalee C. Wilson	2007			667,000
	2006
	2005
Aaron M. Wilson	2007
	2006
	2005
Malcolm W. Henley	2007
	2006
	2005
James M. Clements	2007			1,300,000
	2006
	2005

None of the executive officers listed received prerequisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officers. Directors are currently not paid for their service to the Company.

Mr. Thagard , and Mr. Malcolm Henley have received compensation as consultants to the Company in the current fiscal year ending July 31, 2007 in the amounts of $84,000 and $26,100 respectively.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management.

As of July 31, 2007, the Company has 14,622,202 issued and outstanding shares of common stock. The following table sets forth, as of July 31, 2007, the number and percentage of shares of common stock of the Company owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company's common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31,2007, the Company had approximately 603 holders of common stock of record.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Jeffrey T. Wilson (1)(4)	2,608,461	17.9%
Annalee C. Wilson (2)(4)	980,154	6.7%
Aaron M. Wilson (3)(4)	50,808	0.3%
All officers and directors as a Group (3 people) at 7/31/2007	3,639,423	24.9%
Taghmen Ventures Ltd (5)	1,200,000	8.2%
RAB Special Situations LP (6)	1,500,000	10.3%
James M. Clements (7)	1,682,190	11.5%
Total officers, directors and 5% shareholders	5,281,683	54.9%

(1)	The mailing address of Mr. Jeffrey Wilson is 11600 German Pines, Evansville, IN 47725. Includes 147,396 shares held jointly with Mrs. Wilson; includes 416,379 shares owned by HN Corporation in which Mr. Wilson owns 33.3%. Does not include 75,000 shares held in Trust by Old National Bank for Mr. Wilson’s children

(2)	The mailing address of Mrs. Annalee Wilson is 11600 German Pines, Evansville, IN 47725. Includes 147,396 shares held jointly with Mr. Wilson; includes 832,758 shares owned by HN Corporation in which Mrs. Wilson owns 66.7%. Does not include 75,000 shares held in Trust by Old National Bank for Mrs. Wilson’s children.

(3)	The mailing address for Mr. Aaron Wilson is 11600 German Pines Drive, Evansville, IN 47725. Includes 50,808 shares held in Trust by Old National Bank.

(4)	The mailing address of HN Corporation is 3117 N First Ave., Evansville, IN 47710. Mrs. Annalee Wilson is the President of HN Corporation, Jeffrey T. Wilson is the Vice President of HN Corporation and Aaron M. Wilson is a Vice President of HN Corporation.

(5)	The address of Taghmen Ventures Ltd. is EFG House, St Julian’s Avenue, St Peter Port Guernsey.

(6)	The mailing address of RAB Special Situations LP is C/O Morgan Stanley 25 Cabot Square, 3rd Floor, Canary Wharf, London, E144QA.

(7)	The mailing address of Mr. Clements is 3643 Baker Street, San Diego, CA 92117

ITEM 13.	Certain Relationships and Related Transactions.

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $483,918 in principal as of July 31, 2007.

HN Corporation, a private retail company owned by Mr. Wilson and his wife, has made unsecured loans to the Company from time-to-time which total $0 in principal as of July 31, 2007. Annalee Wilson serves as the President of HN Corporation and owns 66.7% of its common stock, Jeffrey T. Wilson serves as the Vice President and Secretary of HN Corporation and owns 33.3% of its stock and Aaron M. Wilson serves as a Vice President of HN Corporation.

ITEM 14.	Principal Accountant Fees and Services.

The following table presents the fees for professional audit services rendered by Weaver for the audit of the Company’s annual consolidated financial statements for the fiscal year ended July 31, 2007 and for the fiscal year ended July 31, 2006, and fees for other services rendered by each during those periods:

Fee Category	Fiscal 2007	Fiscal 2006
Audit Fees	$30,000	$30,000
Audit-Related Fees	$9,750	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$39,750	$30,000

Audit fees include fees related to the services rendered in connection with the annual audit of the Company’s consolidated financial statements, the quarterly reviews of the Company’s quarterly reports on Form 10-Q and the reviews of and other services related to registration statements and other offering memoranda. The audit fees in 2007 were comparable to those incurred in 2006.

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

All of the services for 2007 and 2006 were performed by the full-time, permanent employees of Weaver and Martin, LLC

All of the 2007 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors to the extent that rule was applicable during fiscal year 2007. Weaver has not provided any services un-related to the audit during 2007.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Financial Statements and Schedules

Financial Statements of Imperial Petroleum, Inc.

Reports of Independent Public Accountants;

Consolidated Balance Sheets as of July 31, 2007 and 2006;

Consolidated Statements of Operations for the years ended July 31, 2007, 2006, and 2005;

Consolidated Statements of Stockholder Equity for the years ended July 31, 2007, 2006, and 2005;

Consolidated Statements of Cash Flows for the years ended July 31, 2007, 2006, and 2005;

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

8/22/06: 8-K: Closing of sale of assets to Whittier & Premier

10/16/06 Change of auditors to Weaver & Martin LLC.

4/18/07: 8-K: Refinance of Senior and Subordinated Debt.

6/22/07: 8-K: Definitive Agreement to acquire assets from Apollo Resources International Inc.

8/07/07: 8-K: Termination of Apollo acquisition.

(c)	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant incorporated herein by reference to exhibit B of the Form 10.

3.2	Bylaws of the Registrant incorporated herein by reference to Exhibit B of the Form 10.

16.1	Letter re: change in certifying accountant. Included by reference to exhibit of Form 8-K, as filed with the SEC on August 16, 2006.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of president and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99	Additional Exhibits: Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Imperial Petroleum, Inc.

IMPERIAL PETROLEUM, INC.

Date: November 8, 2007	/s/ Jeffrey T. Wilson
Jeffrey T. Wilson, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey T. Wilson	President and Chief Executive Officer	November 8, 2007
Jeffrey T. Wilson	(Principal Executive Officer) and
Director

IMPERIAL PETROLEUM, INC.

Index to Consolidated Financial Statements

Audited Financial Statements of Imperial Petroleum, Inc.

(See Item 15: Exhibits, Financial Statements and Reports on Form 8-K)

IMPERIAL PETROLEUM, INC.

INDEPENDENT AUDITORS’ REPORTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Imperial Petroleum, Inc. and Subsidiaries

Evansville, Indiana

We have audited the accompanying consolidated balance sheet of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2007 and 2006 and the consolidated results of its operations and cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

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

/s/ Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City Missouri
November 8, 2007

IMPERIAL PETROLEUM, INC.

INDEPENDENT AUDITORS’ REPORTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Imperial Petroleum, Inc. and Subsidiaries

Evansville, Indiana

We have audited the accompanying consolidated balance sheet of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U. S. generally accepted accounting principles.

/s/
Briscoe, Burke & Grigsby, LLP
Tulsa, Oklahoma
November 11, 2005

IMPERIAL PETROLEUM, INC.

Consolidated Balance Sheet

July 31, 2007 and 2006

	2007	2006
ASSETS

Current Assets:
Cash	$588,658	$—
Certificates of Deposit	200,386	172,346
Accounts Receivable	422,958	498,899

Total current assets	1,212,002	671,245
Property, plant and equipment:
Mining claims, options, and development costs	50,620	41,760
Oil and gas properties (full cost method)	4,866,989	18,878,786

	4,917,609	18,920,546
Less: accumulated depreciation, depletion and amortization	(621,971)	(2,170,630)

Net property, plant and equipment	4,295,638	16,749,916
Other assets:
Deferred financing expense—net of accumulated amortization of $2,618,687 and $1,853,415, respectively	593,646	663,918

Total assets	$6,101,286	$18,085,079

IMPERIAL PETROLEUM, INC.

Consolidated Balance Sheet

July 31, 2007 and 2006

	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,108,977	$2,153,531
Accrued expenses	430,962	323,612
Notes payable – current portion	115,955	157,202
Notes payable – related parties	483,918	620,530
Line of Credit	—	19,247,014
Other Current Liabilities	467,814	75,701

Total current liabilities	2,607,626	22,577,590
Long-term liabilities:
Asset retirement obligation	150,682	285,607
Notes payable	350,000	650,000
Line of credit	10,347,000	—

Total long-term liabilities	10,847,682	935,607
STOCKHOLDERS’ EQUITY:
Common stock of $.006 par value; authorized 150,000,000 shares; 14,964,441 and 11,241,126 issued, respectively	89,788	67,447
Common stock owed but not issued, 1,000,000 shares at July 31, 2007	6,000	—
Paid-in capital	11,467,265	10,247,264
Unamortized cost of stock issued for services	—	(69,750)
Retained deficit	(18,209,771)	(14,965,775)
Treasury stock, at cost (342,239 shares)	(707,304)	(707,304)

Total stockholders’ equity	(7,354,022)	(5,428,118)

Total liabilities and stockholders’ equity	$6,101,286	$18,085,079

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Operations

For the Years Ended July 31, 2007, 2006 and 2005

	2007	2006	2005
Revenues and other income:
Oil and gas	$1,143,194	$3,435,006	$2,963,651

Total operating income	1,143,194	3,435,006	2,963,651
Costs and expenses:
Production costs and taxes	729,293	1,289,074	1,429,587
Mining lease expense	14,768	1,920	—
General and administrative	1,905,298	989,514	577,651
Depreciation, depletion and amortization	149,607	781,620	882,630

Total costs and expenses	2,798,996	3,062,128	2,889,868

Net Income (Loss) from operations	(1,655,802)	372,878	73,783
Other income and (expense):
Interest expense	(1,716,183)	(2,792,872)	(2,163,180)
Interest income	28,040	—	9,443
Amortization of loan fees	(765,271)	(1,006,730)	(612,444)
Other income (expense)	—	—	(3,414)
Gain (loss) on sale of assets	865,190	—	—

Total other income and (expense)	(1,588,224)	(3,799,602)	(2,769,595)

Net loss before income tax	(3,243,996)	(3,426,724)	(2,695,812)
Provision for income taxes:
Current	—	—	—
Deferred	—	—	—

Total benefit from income taxes	—	—	—

NET LOSS	$(3,243,996)	$(3,426,724)	$(2,695,812)

NET LOSS PER SHARE	$(0.28)	$(0.31)	$(0.26)

WEIGHTED AVERAGE SHARES OUTSTANDING	11,487,701	10,946,960	10,465,050

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended July 31, 2007, 2006 and 2005

	Common Stock		Additional Paid-In Capital	Unamortized Cost of Stock Issued	Retained Deficit	Treasury Stock	Total Stockholder’s Equity
	Shares	Par Value
BALANCE, July 31, 2004	9,968,276	$59,810	$9,519,073	—	$(8,843,239)	$(707,304)	$28,340
Exercise of warrants by RAB	500,000	3,000	237,000	—	—	—	240,000
Stock issued for services	175,000	1,050	93,950	—	—	—	95,000
Stock issued for acquisition	222,850	1,337	132,373	—	—	—	133,710
Net loss for the period	—	—	—	—	(2,695,812)	—	(2,695,812)

BALANCE, July 31, 2005	10,866,126	$65,197	$9,982,396	—	$(11,539,051)	$(707,304)	$(2,198,762)
Stock issued for services	375,000	2,250	125,250	(69,750)	—	—	57,750
Debt converted to stock	—	—	139,618	—	—	—	139,618
Net loss for the period	—	—	—	—	(3,426,724)	—	(3,426,724)

BALANCE, July 31, 2006	11,241,126	$67,447	10,247,264	(69,750)	$(14,965,775)	$(707,304)	$(5,428,118)
Options issued for services	—	—	1,042,852	—	—	—	1,042,852
Stock cancelled	(125,000)	(750)	750	—	—	—	—
Stock issued for services	468,616	2,812	34,988	—	—	—	37,800
Stock issued for assets	220,000	1,320	24,860	—	—	—	26,180
Options exercised	4,160,000	24,960	115,040	—	—	—	140,000
Amortization of prior	—	—	—	69,750	—	—	69,750
Capital contributed	—	—	500	—	—	—	500
Net loss for the period	—	—	—	—	(3,243,996)	—	(3,243,996)
Rounding	(301)	(1)	1,011	—	—	—	1,010

BALANCE, July 31, 2007	15,964,441	$95,788	$11,467,265	$—	$(18,209,771)	$(707,304)	(7,354,022)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2007, 2006 and 2005

	2007	2006	2005
Operating activities:
Net loss	$(3,243,996)	$(3,426,724)	$(2,695,812)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	914,878	1,788,350	1,465,074
Expenses paid with common stock and warrants	1,107,842	57,500	95,500
Amortization of stock issued for services	69,750	—	—
Gain on sale and disposal of assets	(865,190)	—	—
Change in accounts receivable	75,941	263,145	(350,252)
Change in other assets	—	36,506	—
Change in accounts payable	(1,044,554)	704,901	140,573
Change in other liabilities	392,113	22,580	100,562
Change in accrued expenses	107,350	(101,577)	(121,349)

Net cash provided by (used in) operating activities	(2,485,866)	(655,319)	(1,336,204)
Investing activities:
Purchase of oil and gas	(652,306)	(2,110,685)	(1,692,448)
Purchase of mining claims	(8,860)
Reinvestment in certificates of deposit	(28,040)	(120,116)	—
Proceeds from certificates of deposit	—	—	322,770
Proceeds of sale of assets	13,696,102		145,977

Net cash provided by (used in) investing activities	13,006,896	$(2,230,801)	$(1,223,701)

Financing activities:
Proceeds from notes payable	10,347,000	3,824,022	2,752,342
Payments on notes payable	(19,588,261)	(76,902)	(159,970)
Proceeds from notes payable-related party	—	3,000	124,033
Payments to notes payable-related party	(136,611)	(4,000)	(36,500)
Payment of financing cost	(695,000)	(860,000)	(360,000)
Contributed capital	500	—	—
Proceeds from stock warrants exercised	140,000	—	240,000

Net cash provided by (used in) financing activities	(9,932,372)	2,886,120	2,559,905

Net change in cash and cash equivalents	588,658	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$588,658	$—	$—

Supplemental disclosures for cash flow information:
Cash paid during the period for
Interest	$6,380,786	$13,330	$69,757
Income taxes	—	—	—
Supplemental schedule of non-cash investing and financing:
Stock issued for fixed assets	$26,180	$—	$133,710
Stock issued for services and interest	37,800	127,500	95,000
Options issued for services	1,043,862	—	—
Stock issued to extinguish debt	—	139,618	—

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements

For the Years Ended July 31, 2007, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Imperial Petroleum, Inc. (the “Company”), a publicly held corporation, was organized under the laws of the state of Nevada.

The Company’s principal business consists of oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. At July 31, 2007, the Company had not begun mining activities.

Reverse Split

On August 1, 2006 stockholders approved a 1 for 4 reverse stock split which became effective as of September 6, 2007. All share numbers in these financial statements and footnotes have been retroactively adjusted to account for the reverse split.

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

Accounts Receivable

Bad debts on receivables are evaluated periodically and charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts is included in the financial statements. During 2007, 2006 and 2005 the Company charged off $0.

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

The Company’s cash is deposited in two financial institutions. Cash and certificates of deposit at banks are insured by the FDIC up to $100,000. At times, the balances in these accounts may be in excess of federally insured limits. The Company currently operates in the oil and gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company’s major purchasers of its oil and gas during 2007 were Plains Marketing and Mideast Gas Systems, Inc. accounting for 42.9% and 21.0 % revenues respectively. The Company’s major purchasers of its oil and gas during 2006 were Plains Marketing, Duke Energy and Navajo Refining accounting for 16.6%, 21.9% and 24.7% revenues, respectively. The Company’s major purchasers of its oil and gas during 2005 were Plains Marketing, Duke Energy and Navajo Refining accounting for 18.9%, 19.0% and 19.4% revenues, respectively.

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

Other Property and Equipment

Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of assets. Expenditures that significantly increase values or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation and depletion are eliminated from the respective accounts and the resulting gain or loss is included in current earnings.

Mining exploration costs are expensed as incurred. Development costs are capitalized. Depletion of capitalized mining costs will be calculated on the units of production method based upon current production and reserve estimates when placed in service.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

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

Amortization of Financing Fees

Deferred financing fees are amortized ratably over the term of the related debt. Amortization expense for the years ended July 31, 2007, 2006 and 2005 was 765,271, $ 1,006,730 and $ 612,444 respectively.

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

Reclassification

Certain reclassifications have been made to prior periods to conform to the current presentation.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108. SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements. SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures. Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial. We adopted SAB 108 in connection with the preparation of our annual financial statements for the year ended July 31, 2007 and found no adjustments necessary.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our consolidated balance sheet or statement of operations.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by us on August 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated balance sheet or statement of operations.

2.	GOING CONCERN

Financial Condition

The Company’s financial statements for the year ended July 31, 2007 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $3,243,996, $3,426,724, and $2,695,812 for the years ended July 31, 2007, 2006 and 2005, respectively, and as of July 31, 2007 has an accumulated deficit of $18,209,771.

Management Plans to Continue as a Going Concern

The Company completed a portion of the sale of certain oil and gas properties in August 2006 and paid down its senior debt by $11.3 million and an additional $1.7 million in November 2006. The Company completed the re-financing of its credit facilities in April 2007 under a new revolving facility in the amount of $15 million. With the start-up of its facilities damaged by hurricanes in Louisiana in April 2007, the Company expects its remaining properties to provide sufficient cash flow to service the new facility that is in place. At July 31, 2007, the company had approximately $4 million in additional funds available under the new credit facility for additional acquisitions, subject to lender approval.

3.	PROPERTY, PLANT and EQUIPMENT

The Company's property, plant and equipment consist of the following:

	2007	2006
Oil and gas properties	$4,570,379	$18,582,176
Mining claims	125,420	116,560
Oil and gas equipment	254,850	254,850
Mine development costs	32,634	32,634
Impairment reserve	(65,674)	(65,674)

Total	$4,917,609	$18,920,546

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

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

4.	INCOME TAXES

Provisions for income taxes are as follows:

	2007	2006	2005
(in thousands)
Current:
Federal	—	—	—
State	—	—	—
	—	—	—

Deferred:
Federal	—	—	—
State	—	—	—
	$—	$—	$—

Income taxes differed from the amounts computed by applying the U.S. federal tax rate as a result of the following:

	2007	2006	2005
	(in thousands)
Computed “expected” tax expense (benefit)	(229)	$(611)	$(534)
State income taxes net of federal benefit	—	—	—
Increase (Decrease) in valuation allowance for deferred tax assets	229	611	534
Other	—	—	—

Actual income tax expense	—	$—	$—

While the Company has not filed its tax returns for the most recent fiscal year, following are the estimated tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	2007	2006	2005
	(in thousands)
Deferred tax liabilities:
Other	$—	$—	$—
Total deferred tax liabilities	$—	$—	$—
Deferred tax assets:
Unrealized loss on securities	$312	$312	$312
Property, plant and equipment	71	138	98
Net operating losses	2,451	2,132	1,564
Other	18	41	39

Total deferred tax assets	2,852	2,623	2,012

Valuation allowance	(2,852)	(2,623)	(2,012)

Net deferred tax assets	—	—	—

Net deferred tax asset (liability)	$—	$—	$—

A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

The Company has net operating loss (NOL) carryforwards to offset its earnings of approximately $12,700,000. If not utilized, the net operating losses will expire in varying amounts from 2007 to 2027. Due to recurring losses and a lack of funding the Company has not been filing its tax returns. Provisions for current and deferred taxes are estimated using known facts. The Company believes its net operating losses are sufficient to offset any potential income tax liability.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

5.	NOTES PAYABLE AND LINE OF CREDIT

	2007	2006
Gary S. Williky, unsecured promissory note, dated November 24, 1997, principal due on demand plus interest at 9.0%	$5,243	$5,243
Hillside promissory note, dated January 16, 2004, principal due on demand plus interest at 8%. Collateralized by 1,000,000 shares of the Company’s common stock held.	—	20,000
Equipment note due a Bank, dated 03/01/01, payments assumed 1/16/04, principal due on demand plus interest at a variable rate at 5.5% as of 7/31/04. Collateralized by a workover rig and certain vehicles.	110,712	131,959
Note Payable to a Bank, subordinated debt due 1/16/08, monthly. Interest due in-kind at 8.5%. Collateralized by the oil and gas properties and certain assets of the Company on a 2nd mortgage.	350,000	650,000

Total	465,955	807,202

Less: current portion	115,955	157,202

Long-term notes payable	$350,000	$650,000

Current maturities of notes payable are as follows:

7/31/08	$115,955
7/31/09	350,000
7/31/10	—
7/31/11	—
7/31/12	—
Thereafter	—

Total	$465,955

Notes Payable – Related Party

	2007	2006
Officer – 10.0% demand note	$—	$106,462
Officer – 7.5% demand note	27,036	72,850
Officer – 9.0% demand note	456,882	441,218

	$483,918	$620,530

LINE OF CREDIT

The Company maintains a revolving line of credit agreement with a lending institution totaling $15 million. The Company had $9,825,511 and $521,489 in outstanding advances and accrued interest as of July 31, 2007, respectively. The line of credit provides for interest at the rate of the LIBOR plus 11% due April 14, 2009, secured by the oil and gas properties and certain assets of the Company.

6.	RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its chief executive officer, Jeffrey T. Wilson and a Company owned and controlled by Mr. Wilson, H.N. Corporation. There are no outstanding amounts owed to HN Corporation as of July 31, 2007. The Company, had accrued salaries payable to Mr. Wilson of $0 and $35,389 as of July 31, 2007 and 2006 respectively.

The Company owes its Chairman and Chief Executive Officer, Jeffrey T. Wilson, as a result of loans to the Company, a total of $483,918 in principal as of July 31, 2007. Interest rates on the loans are fixed at 7.5% and 9% as shown in Note 5. All of the loans are secured by a third mortgage granted by the Company to Wilson on the oil and gas assets.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

In August of 2006, the Company issued 6,000,000 warrants to purchase 6,000,000 shares of common stock for services. The warrants have a term of one year and a strike price of $0.07. The warrants were valued at $733,659 using the Black Scholes valuation method using the following factors; risk free interest rate of 5.11%, strike price of $0.07, market price of $0.16, volatility of 191.35%, and no yield. The value of the warrants was expensed as consulting expense in the year ended July 31, 2007. As of July 31, 2007, 2,000,000 warrants were exercised for 2,000,000 shares of common stock for a total of $140,000; 3,000,000 warrants were exercised in a cashless exercise for 2,160,000 shares of common stock; and 1,000,000 warrants were still outstanding. Those 1,000,000 warrants expired on August 2, 2007. Of the 6,000,000 warrants, 1,000,000 were issued to the president of the Company , 1,000,000 were issued to a director in the Company, and 1,000,000 were issued to an entity owned by the president and a director in the Company.

In June of 2007, the Company issued a total of 300,000 shares and $10,000 to a director of the Company for public relation services provided on behalf of the Company.

In July of 2007, the Company issued 1,000,000 warrants to purchase 1,000,000 shares of common stock to its directors (200,000 each) for compensation for their services. The warrants have a term of one year and a strike price of $0.18. The warrants were valued at $309,193 using the Black Scholes valuation method using the following factors; risk free interest rate of 5.00%, strike price of $0.18, market price of $0.40, volatility of 180.72%, and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2007. As of July 31, 2007, 1,000,000 warrants were still outstanding.

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

Using a credit-adjusted risk free rate of 8%, and estimated useful life of wells ranging from 30-40 years, and estimated plugging and abandonment cost ranging from $2,500 per well to $27,666 per well, the Company has recorded a non-cash fixed asset addition and associated liability related to its property acquisitions of $230,793. Oil and gas properties were increased by $230,793, which represents the present value of all future obligations to retire the wells at January 16, 2004. A corresponding obligation totaling $230,793 has also been recorded as of January, 2004. At July 31, 2007 the obligation was decreased to $150,682 as a result of the sale of properties. For the periods ended July 31, 2007 and 2006, respectively, the Company recorded accretion expenses of $14,739 and $47,441 associated with this liability. These expenses are included in interest expense in the consolidated statements of operations.

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

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

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

The Company has accrued revenue payable in legal and petty suspense accounts in the amount of $173,907 and $7,165, respectively, as of July 31, 2007. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business. Subsequent to year-end and in connection with the sale of assets, a substantial portion of the legal suspense funds were paid to the purchasers of the assets for their further handling in connection with the properties. Suspense accounts are cleared out annually and paid to the owners. The Company has a plugging liability for oil and gas operations in the various states in the amount of $150,682. The Company has plugging bonds posted with the state regulatory agencies in the amount of $1,281,456 to offset the cost of plugging wells in the future.

Imperial Petroleum, Inc. versus Ravello Capital LLC

The Company filed suit in Federal District Court in Tulsa County, Oklahoma against Ravello Capital LLC (“Ravello”) on November 20, 2000. The suit alleged branch of contract and sought to have the contract declared partially performed in the amount of $474,900 and sought relief in the amount of $488,390 for the unpaid consideration and punitive damages and attorney fees. The Company received a judgment award against Ravello in the amount of $488,390 and subsequently collected and credited the judgment award against Ravello in the amount of $85,638 as a result of the re-issuance of certain of its shares in Warrior, held by Ravello in escrow and not released. The Company does not believe it will be successful in collecting the balance of the judgment against Ravello.

The Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola county, Texas. The Crump Unit encompasses the Company’s Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff's damages resulting from the Company’s failure to develop the property. The damages are unspecified. The Company executed a farm out agreement with Burke Royalty, a co-defendant in the suit, regarding the acreage in question. Burke negotiated a settlement under which the Plaintiffs would arrange to drill additional wells. The Company has a 12.5% carried working interest in the first well drilled in the unit and the right to participate for a 12.5% working interest in subsequent wells. The Company’s interests in the new wells drilled under the farm out are currently not in pay and have not been recognized by the Farmee. The Company is seeking a resolution of the matter with the Farmee.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

9.	STOCK WARRANTS

During the year ended July 31, 2007, the Company issued 7,000,000 warrants for common stock as detailed in Note 10 below. The following schedule summarizes pertinent information with regard to the stock warrants for the years ended July 31, 2007, 2006 and 2005:

	2007			2006		2005
	Weighted Average Shares-Exercise Outstanding-Price			Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price
Beginning of year	1,348,662		$0.01	1,348,662	$.01	2,202,592	$.24
Granted	7,000,000		0.085	0		146,070	.04
Exercised	(5,000,000	)*	0.070	0		(500,000)	.48
Forfeited	—			—	—	—	—
Expired	—			0		(500.000)	$.56

End of year	3,348,662		$0.078	1,348,662	$0.01	1,348,662	$0.01

Exercisable	3,348,662		$0.078	1,348,662	$0.01	1,348,662	$0.01

As of July 31, 2007 , the Company has 3,348,662 warrants exercisable at $.01, $0.07 and $0.18, expiring on various dates on or after 8/02/07. Warrants representing 1,000,000 shares exercisable at $0.07 per share expired on August 2, 2007.

*	3,000,000 of these warrants were exercised cashless for 2,160,000 shares, therefore 4,160,000 shares were issued for the 5,000,000 warrants exercised during the year ended July 31, 2007.

10.	SHAREHOLDER EQUITY TRANSACTIONS

In August of 2006, the Company issued 6,000,000 warrants to purchase 6,000,000 shares of common stock for services. The warrants have a term of one year and a strike price of $0.07. The warrants were valued at $733,659 using the Black Scholes valuation method using the following factors; risk free interest rate of 5.11%, strike price of $0.07, market price of $0.16, volatility of 191.35%, and no yield. The value of the warrants was expensed as consulting expense in the year ended July 31, 2007. As of July 31, 2007, 2,000,000 warrants were exercised for 2,000,000 shares of common stock for a total of $140,000; 3,000,000 warrants were exercised in a cashless exercise for 2,160,000 shares of common stock; and 1,000,000 warrants were still outstanding. Those 1,000,000 warrants expired on August 2, 2007. Of the 6,000,000 warrants, 1,000,000 were issued to the president of the Company , 1,000,000 were issued to a director in the Company, and 1,000,000 were issued to an entity owned by the president and a director in the Company.

In August of 2006, 125,000 shares issued in a previous period were cancelled.

In October of 2006, 168,616 shares were issued for services. The services were never performed and the shares are currently in the process of being cancelled.

In March of 2007, 220,000 shares were issued as part of an asset purchase agreement. The shares were valued at $26,180, which was their market value on that date.

In June of 2007, the Company issued a total of 300,000 shares and $10,000 to a director of the Company for public relation services provided on behalf of the Company.

In July of 2007, the Company issued 1,000,000 warrants to purchase 1,000,000 shares of common stock to its directors (200,000 each) for compensation for their services. The warrants have a term of one year and a strike price of $0.18. The warrants were valued at $309,193 using the Black Scholes valuation method using the following factors; risk free interest rate of 5.00%, strike price of $0.18, market price of $0.40, volatility of 180.72%, and no

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2007. As of July 31, 2007, 1,000,000 of these $0.18 warrants were still outstanding.

11.	LEASE OBLIGATIONS

The Company maintains office space at its headquarters at 329 Main Street, Suite 801, Evansville, IN. The Company maintains its current office space on a month-to-month basis with monthly rent of $941. Total rental expense was $11,294 for each of the years ended July 31, 2007, 2006 and 2005.

12.	ACCRUED EXPENSES

The Company has accrued expenses as of July 31 as follows:

	2007	2006
Revenue in suspense	$312,303	$0
Accrued officer salary – CEO	0	35,389
Accrued interest on notes	91,212	196,764
Accrued Payroll Taxes	3,525	91,459

Other	23,922	0

	$430,962	$323,612

13.	SUBSEQUENT EVENTS

Subsequent to July 31, 2007, The Company terminated its acquisition of the Apollo assets as provided in our Form 8-K.

Mr. Mike Clements resigned as a director August 2, 2007 for personal reasons. The Board of Directors appointed J. Gregory Thagard as his replacement. Mr. Thagard has been employed by the Company as a third party contractor since 2004.

IMPERIAL PETROLEUM, INC.

Supplemental Information

(Unaudited)

For the Years Ended July 31, 2006, 2005 and 2004

Capitalized Costs Relating to Oil and Gas	2007	2006	2005
Property acquisitions	300,000	—	—
Proved	652,306	$2,002,008	$1,826,658
Unproved	—	—	—
Less – proceeds from sales of properties	(13,696,102)	—	(130,977)
Support equipment and facilities	—	108,677	—

Oil and gas related costs	(12,743,796)	2,110,685	1,695,681

During fiscal 2007 the Company acquired certain interests in the Luling field located in Texas as a workover project.

Results of Operations for Oil and Gas Producing Activities	2007	2006	2005
Revenues	$1,143,194	$3,435,006	$2,963,651
Production costs and taxes	(729,293)	(1,289,074)	(1,429,587)
Depreciation, depletion and amortization	(149,607)	(781,620)	(882,630)

Income from oil and gas producing activities	$264,294	$1,364,312	$651,434

The following table sets forth the Company’s net proved oil and gas reserves at July 31, 2007 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels (bbls) in the case of oil, and units of one thousand cubic feet (MCF) in the case of gas.

	Oil (bbls)	Gas (MCF)
Proved reserves:
Balance at July 31, 2005	823,000	11,541,000
Discoveries and extensions	—	—
Acquisitions	—	793,330
Sales and dispositions	—	—
Revisions of previous estimates	212,759	4,644,382
Production	(31,759)	(245,712)

Proved reserves:
Balance at July 31, 2006	1,004,000	16,733,000
Discoveries and extensions	—	—
Acquisitions	—	—
Sales and dispositions	(570,150)	(13,031,423)
Revisions of previous estimates	—	—
Production	(10,220)	(69,157)
Proved reserves at July 31, 2007	423,630	3,533,000
Proved developed July 31, 2005	709,000	5,766,000

Proved developed July 31, 2006	604,000	6,248,000
Proved developed July 31, 2007	380,930	2,620,060

All of the Company’s reserves are located in the continental United States. The natural gas sales and dispositions in 2005 (2,150,000) mcf resulted primarily from the farm out of acreage relating to proved undeveloped reserves in East Texas to third parties in connection with the settlement of certain litigation (Note 7. Litigation). The result of these farm outs is that our net interests in the wells was reduced and as a consequence, both our future capital costs and our net proved reserves were also reduced. In 2006, the Company acquired an interest in the Bastian Bay field in Louisiana.

Standardized Measure of Discounted Future Net Cash Flows

	July 31, 2007	July 31, 2006	July 31, 2005
Future Cash Inflows	$40,126,710	$200,428,000	$143,528,000
Future production costs and taxes	10,758,460	40,888,000	27,261,000
Future development costs	2,729,500	16,073,000	11,445,000
Future income tax expenses	9,323,563	37,588,000	27,463,000
Net future cash flows	17,315,187	105,879,000	77,359,000
Discount at 10%	(8,432,484)	(54,316,000)	(39,685,000)
Discounted future net cash flows from proved reserves	$8,882,703	$51,563,000	$37,674,000
Balance, beginning of year	$51,563,000	$37,674,000	$33,607,640
Acquisitions	—	—	4,134,240
Sales of oil and gas net of production costs	(308,756)	(2,145,932)	(1,391,400)
Discoveries and extensions	—	—	—
Changes in prices and production costs	(674,882)	(10,908,767)	69,801,594
Extensions, additions and discoveries	—	—	—
Revision of quantity estimates	—	24,040,514	(10,846,700)
Sales and dispositions	(79,696,715)	—	(1,330,000)
Development costs incurred	652,306	2,110,685	1,612,000
Interest factor accretion of discount	1,083,313	6,289,500	4,283,111
Net change in income taxes	28,264,437	(10,125,000)	1,520,019
Changes in future development costs	(13,343,500)	4,628,000	(5,904,973)
Changes in production rates and other		—	(57,811,637)

Balance, end of year	$8,882,703	$51,563,000	$33,674,000

Estimated future net cash flows represent an estimate of the net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at July 31, 2007 were $68.38 per barrel of oil and $7.22 per MMBTU of gas respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions. The estimates of reserve values include estimated future development costs that the Company does not currently have the ability to fund. If the Company is unable to obtain additional funds, it may not be able to develop its oil and natural gas properties as estimated in its July 31, 2007 reserve report.

The future net revenue information assumes no escalation of costs or prices. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.