Form 10-Q
period 2007-10-31
IMPERIAL PETROLEUM INC
filed 2007-12-10
CIK 355356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

15,964,441 as of October 31, 2007

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended October 31, 2007

		Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of July 31, 2007 and October 31, 2007		5

Condensed Consolidated Statements of Operations for the three months ended October 31, 2007 and 2006		6

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2007 and 2006		7-8

Notes to Condensed Consolidated Financial Statements		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1. Legal Proceedings, Item 1A; Risk Factors; Item 2 Unregistered Sales of Equity Securities and Use of Proceeds; Item 3. Defaults Upon Senior Securities; Item 4. Submission of Matters to a Vote of Security Holders; and, Item 5. Other Information		19-27

Item 6.	Exhibits	27

SIGNATURES		28

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

We have prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of October 31, 2007, and its results of operations for the three month period ended October 31, 2007 and 2006 and its cash flows for the three month period ended October 31, 2007 and 2006. The results for the interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

[The Remainder Of This Page Is Intentionally Left Blank]

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	31-Oct-07	31-Jul-07
	Unaudited	Audited
ASSETS
Current Assets
Cash and Cash Equivalents	$104,695	$588,658
Certificates of Deposit	202,632	200,386
Accounts Receivable	420,306	422,958

Total current assets	727,633	1,212,002
Property, Plant and Equipment
Mining Claims, options & development costs	50,620	50,620
Oil and gas properties (full cost method)	5,045,810	4,866,989

	5,096,430	4,917,609
Less: Accumulated DD&A	(682,643)	(621,971)

Net property, plant and equipment	4,413,787	4,295,638
Long Term Assets:
Deferred financing expenses-net	519,440	593,646

Total other assets	519,440	593,646

TOTAL ASSETS	$5,660,860	$6,101,286

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$934,107	$1,108,977
Accrued expenses	490,099	430,962
Notes payable-current portion	108,174	115,955
Note payable-related parties	475,130	483,918
Other current liabilities	467,814	467,814

Total current liabilities	2,475,324	2,607,626
Long Term Liabilities
Asset Retirement Obligation	150,682	150,682
Notes Payable	350,000	350,000
Line of Credit	10,739,883	10,347,000

Total non-current liabilities	11,240,565	10,847,682
Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 15,964,441 and 11,241,126 issued and outstanding , respectively	95,788	95,788
Additional paid-in capital	11,467,265	11,467,265
Retained earnings	(18,910,778)	(18,209,771)
Treasury stock	(707,304)	(707,304)

Total stockholder’s equity	(8,055,029)	(7,354,022)

Total Liabilities and Stockholder’s Equity	$5,660,860	$6,101,286

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending
	10/31/07	10/31/06
Revenue and other income
Oil and gas revenue	$499,893	$359,580

Total operating income	$499,893	$359,580
Costs and Expenses:
Production costs and taxes	$549,872	$80,801
General and administrative	228,509	1,004,327
Depreciation, depletion and amort.	60,672	53,270

Total costs and expenses	839,053	1,138,398

Net gain/(loss) from operations	(339,160)	(778,818)
Other income and (expense)
Interest expense	(414,885)	(439,381)
Interest income	2,246	0
Amortization of loan fees	(74,206)	(215,297)
Other income (expense)	0	36,187
Gain on sale of assets	125,000	894,918

Total other income/(expense)	(361,845)	276,427

Net gain/ loss before income taxes	(701,005)	(502,391)
Provision for income taxes
Current	0	0
Deferred	0	0

Total benefit from income taxes	0	0

Net gain/loss	$(701,005)	$(502,391)

Net gain/loss per share	$(0.044)	$(0.045)

Weighted average shares outstanding	15,964,441	11,281,317

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ending
	10/31/07	10/31/06
Operating activities:
Net income/(loss)	(701,005)	(502,391)
Depreciation, depletion and amortization	134,878	268,547
Expenses paid with common stock	0	(663,909)
Loss (gain) on sale and disposal of assets	(125,000)	(894,918)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in asset retirement obligation	0	(146,896)
Change in accounts receivable	2,652	149,046
Change in other receivables	0	(1,968,644)
Change in accounts payable	(174,870)	(857,368)
Change in accrued expenses	59,137	(208,428)

Net cash provided by (used in) operating activities	(804,208)	(3,497,143)

Investing activities:
Purchases and improvements to oil and gas properties	(178,821)	(65,083)
Reinvestment in certificates of deposit	(2,246)	(670)
Proceeds of sale of assets	125,000	14,097,219

Net cash provided by (used in) investing activities	(56,067)	14,031,466

Financing activities:
Proceeds from line of credit	392,881	334,832
Payments on line of credit	0	(10,830,716)
Payments on notes payable	(7,781)	(9,117)
Payments on notes payable-related party	(8,788)	0

Net cash provided by (used in) financing activities	376,312	(10,505,001)

Net change in cash and cash equivalents	(483,963)	29,322

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ending
	10/31/07	10/31/06
Cash and cash equivalents, beginning of period	588,658	0

Cash and cash equivalents, end of period	104,695	29,322

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	1,358	7,697

Income taxes	0	0

Supplemental schedule of non-cash investing and financing activities
Stock and options issued for services	0	663,909

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results, which may be expected for the year ending July 31, 2008. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 31, 2007.

Organization

Imperial Petroleum, Inc. (the “Company”), a publicly held corporation, was organized under the laws of the State of Nevada.

The Company’s principal business consists of oil and gas exploration and production in the United States.

In addition, the Company, through its wholly owned subsidiary Ridgepointe Mining Company, is attempting to obtain capital which will allow it to continue testing, defining and developing mineral reserves on mining claims it owns or operates in the Southwestern and Western United States. As of October 31, 2007, the Company had not begun those anticipated mining activities.

Reverse Split

The Company has a single class of common stock. On August 1, 2006 stockholders approved a 1 for 4 reverse stock split in its common stock. All share numbers in these financial statements and footnotes have been retroactively adjusted to account for the reverse split.

Issuance of Additional Securities

During the three months ended October 31, 2007, the Company issued 1,000,000 shares of restricted common stock in connection with the exercise of an issued stock warrant. The shares were paid for prior to July 31, 2007 and issued during the current quarter ending October 31, 2007.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Phoenix Metals, Inc., dba the Rig Company and Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

GOING CONCERN BASIS OF PREPARATION OF FINANCIAL STATEMENTS

Financial Condition

The Company’s financial statements for the quarter ended October 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $3,243,996, $3,426,724 and $2,695,812 for the years ended July 31, 2007, 2006 and 2005, respectively, and as of July 31, 2007 has an accumulated deficit of $18,209,771.

Management Plans to Continue as a Going Concern

The Company completed a re-financing of its senior debt during April 2007 and with additional borrowings available under the line of credit facility, began a workover program on its oil and gas properties. As a result, the Company’s revenues for the quarter ended October 31, 2007 increased by almost 40% compared to the same quarter last year. The company expects to continue to experience an increase in revenues as a result of substantially higher production and oil prices. Management has continued to focus on the purchase of new acquisitions with the remaining balance available under its line of credit to increase cash flow, however its most recent acquisition was terminated due to title problems with the seller’s properties. Management believes it will need to locate a source of additional financing in order to continue to increase the Company’s cash flow or will need to sell additional properties in order to further reduce debt, if the results of its ongoing workover and acquisition programs are delayed or unsuccessful.

Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As of October 31, 2007, the Company operated 76 oil and gas wells in Texas and Louisiana and owned an interest in an additional approximately 280 wells operated by others. Net daily sales from the Company’s oil and gas properties averaged approximately 35 Bopd and 367 Mcfpd during the quarter ended October 31, 2007. November 2007 sales was an 75 Bopd and 191 mcfpd. The Company’s estimated net proven oil and gas reserves as of July 31, 2007 were 424 MBO and 3,533 MMCFG. The present value from the future production of the oil and gas reserves discounted at 10% and based on constant prices was estimated to be $ 28.2 million as of July 31, 2007. No proven reserves are included for the Kentucky properties. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.

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

On August 15, 2001, Mr. Malcolm W. Henley and Mrs. Stacey D. Smethers resigned their positions as directors of the Company to pursue other interests. Their vacancies were filled with Mrs. Annalee C. Wilson and Mr. Aaron M. Wilson, both family members of the Company’s President and Chairman, each of whom was elected to the Board at the shareholder’s meeting held in August 2006.

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

(3) NOTES PAYABLE

The Company in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders. In addition to the private notes, the Company has the following note obligations: (1) a term loan from a bank in the name of Hillside Oil & Gas for which the Company makes the monthly payments in connection with its purchase of a workover rig from Hillside; and (2) the Revolving Loan comprised of the Secured Line of Credit with its senior lender and the Subordinated Loan with a bank in connection with the financing arranged for the purchase of oil and gas assets under the section entitled Capital Liquidity and Resources. As of October 31, 2007, the Company had a total of 3 notes payable to individuals and private companies totaling $0.59 million, in principal, of which $0.48 million was with the Company’s Chairman and President, Mr. Wilson.

(4) STOCK OPTIONS

No options were granted during the three months ended October 31, 2007. 1,000,000 options exercisable at $0.07/share expired on August 2, 2007. No options were exercised during the three months ended October 31, 2007.

The following is a summary of information about the Stock Options and Warrants outstanding as of October 31, 2007:

Shares Underlying Options and Warrants Outstanding				Shares Underlying Options and Warrants Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.01-0.18	2,348,662	1.50 years	$0.082	2,348,662	$0.082

The following is a summary of activity of outstanding stock options:

	Number Of Shares	Weighted Average Exercise Price
Balance, July 31, 2007	3,348,662	$0.078
Options cancelled	—	—
Options expired	1,000,000	0.07
Options issued during the period	—	—

Balance, October 31, 2007	2,348,662	0.082

Exercisable	2,348,662	$0.082

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Crude oil and natural gas prices increased significantly during fiscal 2007 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $97/Bbl for oil and $7.80 per Mmbtu for natural gas at October 31, 2007. Since that time prices have continued to remain high. The impact of continued high prices will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to fluctuate and to be influenced by Asian economies and potential disruptions in supplies, in particular events in the Middle East and Pakistan.

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are near $800.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

Three months ended October 31, 2007 compared to Quarter ended October 31, 2006.

Revenues for the three months ending October 31, 2007 were $499,893 compared to revenues of $359,580 for the comparable quarter ended October 31, 2006 and represent a 40 % increase over the prior year period due to the production from Coquille Bay. For the most recent quarter, sales from Coquille Bay contributed 88% of the revenues compared to only 4% of the revenues in the prior period. The Company continues to incur some production start-up issues and ongoing rental compressor and saltwater disposal pump repairs, which have restricted gas sales. Over the last two months we have averaged selling approximately 2,000 bbls per month of oil from Coquille Bay. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as we continue to improve operations in the field.

Oil and gas production operating expenses were $549,872 for the quarter ended October 31, 2007 compared to $80,801 for the quarter ended October 31, 2006 and represent the significant cost and effort expended in the quarter on the Company’s remediation and repair workover programs, particularly at Coquille Bay. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to decrease as operations and production on the Coquille Bay field stabilize.

General and administrative costs were $228,509 for the three months ending October 31, 2007 compared to $1,004,327 for the same period a year earlier. While costs for the prior period reflect additional costs associated with the sale and the issuance of warrants for consulting services, overall expenses declined despite additional administrative costs incurred during the most recent quarter for re-financing and audit related activities. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff. Interest expense for the quarter was $414,885 in 2007 compared to $439,381 for the same period in 2006 and are expected to remain at or near those levels.

The Company had an after-tax net loss of $701,005 ($0.044 per share) for the quarter ended October 31, 2007 compared to a net loss of $502,391 ($0.045 per share) for the comparable quarter a year earlier. The net loss for the quarter increased due to increased expenses in stabilizing production levels despite increased revenues. The Company does not expect to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly.

FINANCIAL CONDITION

Capital Resources and Liquidity

As a result of the sale of assets, the Company’s capital expenditures are focused mainly on its Louisiana properties at the present time and its efforts to return its wells to production as a result of the damage it sustained due to the hurricanes. The Company has several partners in its Coquille Bay field and must coordinate capital expenditures with the receipt of partner contributions in order to maintain consistent operations. At present the Company is responsible for approximately 50% of the capital expenditures in Coquille Bay as a result of non-consenting partners. The Company will be entitled to recover 500% of its capital expenditures made on behalf of these parties under the operating agreements. Capital expenditures for the most recent quarter totaled $178,821 that was funded out of cash flow generated by the properties and borrowings as a result of the re-financing of the Company’s senior debt in April 2007.

With the inability of the Company to raise capital for its mining operations, Management decided to terminate all of the Company’s mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. Management decided to seek a partner for the Duke Mine during 2005 and focus its management resources and limited capital on the oil and natural gas properties acquired from Hillside and Warrior and to focus on additional acquisitions in the oil and gas sector. The Company completed a joint venture arrangement with ATLCC during the year that, however ATLCC failed to provide the development capital and the Company re-assumed operations of the property.

As a result of the impact of hurricane Katrina to the Company’s south Louisiana operations and facilities, the Company became non-compliant with the terms of its original credit agreements, which had been put in place in early 2004. The Company decided to pursue the sale of assets to reduce bank debt and negotiated a Forbearance Agreement with its lenders in February 2006 to allow it sufficient time to complete a sale of assets The Company signed a Definitive Purchase and Sales Agreement with Whittier Energy Company and Premier Natural Resources LLC that was closed on August 9, 2006. The proceeds of the initial closing (also referred to as Phase I) of approximately $12.0 million were used to reduce senior debt by $11.3 million and to pay vendor payables. A second closing (also referred to as Post-Closing or Phase II Closing) of the asset sale to Whittier and Premier occurred on November 9, 2006 and resulted in approximately $1.85 million in additional proceeds to the Company that were used to further retire senior debt ($1.7 million) and to reduce vendor payables ($0.15 million).

In April 2007, the Company completed a re-financing of its senior and subordinated debt facility with its current lenders consisting of a $15.0 million Revolving Loan facility and a $0.35 million subordinated debt facility. The total amount borrowed under the re-financing was approximately $10.2 million under the combined credit facility and included approximately $0.3 million for the acquisition of the Caltex properties and $0.85 million for workovers and working capital. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of April 2007, the Company had available borrowing capacity of approximately $10.5 million based upon the current oil and gas properties evaluation. The Revolving Loan has a term of 2 years (April 14, 2009) and an interest rate of LIBOR plus 1,100 basis points and subject to a LIBOR floor of 5%. (The LIBOR Rate for October 2007 was 5.37%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. In addition the Lender is granted a 2.5 % over-riding royalty interest payable from the monthly production of the Company. As of October 31, 2007 the Company was in compliance with the covenants of credit agreements. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2 years from the closing date (April 14, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan.

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

The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $475,130 as of October 31, 2007. These funds have been used to initiate the Company’s oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future.

At October 31, 2007, the Company had current assets of $727,633 and current liabilities of $2,475,324, which resulted in negative working capital of $1,747,691. The negative working capital position is comprised of trade accounts payable of $934,107, of accrued expenses payable of $490,099 consisting primarily of interest payable and revenue in suspense, notes payable to the Company’s President of $475,130, and third party notes payable of $108,174. As of October 31, 2007 the Company had cash and cash equivalents of $104,695.

Long-Term Debt

The Company has two credit facilities in place in connection with its oil and gas operations: (a.) an $15,000,000 Revolving Loan that expires on April 14, 2009 and (b.) a $350,000 subordinated note payable to Bank of Oklahoma that expires on April 14, 2009. (Also see above section, Capital Resources and Liquidity.)

Revolving Loan

The Company completed the Revolving Loan, an $15 million revolving financing of which approximately $9.6 million was required at closing, including approximately $0.25 million in working capital, $0.3 million for the Caltex acquisition and $0.6 million in development capital for workovers. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of April 2007, the Company had available borrowing capacity of approximately $10.5 million based upon the current oil and gas properties evaluation. The Revolving Loan has a term of 2 years (April 14, 2009) and an interest rate of LIBOR plus 1,100 basis points and subject to a LIBOR floor of 5%. (The LIBOR Rate for July 2007 was 5.37%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. In addition the Lender is granted a 2.5 % over-riding royalty interest payable from the monthly production of the Company. As of October 31, 2007 the Company was in compliance with the covenants of credit agreements.

Subordinated Debt

In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2 years from the closing date (April 14, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan. As of October 31, 2007, the Company was in compliance with the covenants of the debt agreement.

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

At present, as the sole employee of the Company, the President and Chairman of the Company, Mr. Wilson, has concluded based on his evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a.15 under the Securities Exchange Act of 1934, as amended, as of October 31, 2007, that the Company’s disclosure controls and procedures are effective and that no changes or improvements and modifications to the Company’s internal accounting processes were required to ensure that material information was accumulated and communicated to management, including Mr. Wilson, as appropriate to allow timely decisions regarding required disclosure in the Company’s filings with the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal control over financial reporting during the period ended October 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s system of controls over financial reporting.

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

The Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola County, Texas. The Crump Unit encompasses the Company’s Mittie Horton well. The Plaintiff was seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff’s damages resulting from the Company’s failure to develop the property. The Company executed a farmout agreement with Burke Royalty (“Burke”), a co-defendant in the suit, regarding the acreage in question. Burke negotiated a settlement under which the Plaintiffs would arrange to drill additional wells. The Company has a 12.5% carried working interest in the first well drilled in the unit and the right to participate for a 12.5% working interest in subsequent wells. Chesapeake is the operator of the exploration agreement and has not recognized the Company’s interest in these wells to date. The Company has contacted Chesapeake and has provided documentation to Chesapeake which the Company believes demonstrates its ownership. No response from Chesapeake has been received yet.

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

Our common stock is thinly traded.

Imperial has approximately 16 million shares of common stock outstanding, held by approximately 606 holders of record. Directors and officers own or have voting control over approximately 3.62 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

10.	Purchase and Sale Agreement, dated May 1, 2006 incorporated herein by reference to Form 8-K filed May 5, 2006

31.1	Section 302 Certification of CEO [Please note the Company does not presently have a CFO.]

32.	Section 906 Certification by CEO

[The Remainder Of This Page Is Intentionally Left Blank]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Imperial Petroleum, Inc.

By:	/s/ Jeffrey T. Wilson
Jeffrey T. Wilson,
President and Chief Executive Officer

Dated: December 10, 2007