Form 10-Q
period 2008-01-31
IMPERIAL PETROLEUM INC
filed 2008-03-14
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2008

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

On January 31, 2008, there were 15,964,441 shares of the Registrant’s common stock issued and outstanding.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended January 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

		Page

Condensed Consolidated Balance Sheets as of July 31, 2007 and January 31, 2008		5

Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2008 and 2007		6

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2008 and 2007		7-8

Notes to Condensed Consolidated Financial Statements		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and Item 5. Other Information are not applicable		20-28

Item 6.	Exhibits	28

SIGNATURES		29

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of January 31, 2008, and its results of operations for the three month and six month period ended January 31, 2008 and 2007 and its cash flows for the three and six month period ended January 31, 2008 and 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	31-Jan-08	31-Jul-07
	Unaudited	Audited
ASSETS
Current Assets
Cash and Cash Equivalents	$95,064	$588,658
Certificates of Deposit	204,924	200,386
Accounts Receivable	525,530	422,958

Total current assets	825,518	1,212,002
Property, Plant and Equipment
Mining Claims, options & development costs	50,620	50,620
Oil and gas properties (full cost method)	5,198,420	4,866,989

	5,249,040	4,917,609
Less: Accumulated DD&A	(743,315)	(621,971)

Net property, plant and equipment	4,505,725	4,295,638
Long Term Assets:
Deferred financing expenses-net	445,234	593,646

Total other assets	445,234	593,646

TOTAL ASSETS	$5,776,477	$6,101,286

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$1,106,890	$1,108,977
Accrued expenses	565,218	430,962
Notes payable-current portion	99,400	115,955
Note payable-related parties	481,080	483,918
Other current liabilities	467,815	467,814

Total current liabilities	2,720,403	2,607,626
Long Term Liabilities
Asset Retirement Obligation	150,682	150,682
Notes Payable	350,000	350,000
Line of Credit	11,148,313	10,347,000

Total non-current liabilities	11,648,995	10,847,682
Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 15,964,441 and 11,241,126 issued and outstanding, respectively	95,788	95,788
Additional paid-in capital	11,467,265	11,467,265
Retained earnings	(19,448,670)	(18,209,771)
Treasury stock	(707,304)	(707,304)

Total stockholder’s equity	(8,592,921)	(7,354,022)

Total Liabilities and Stockholder’s Equity	$5,776,477	$6,101,286

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Six Months Ending
	01/31/08	01/31/07	01/31/08	01/31/07
Revenue and other income
Oil and gas revenue	$587,991	$216,166	$1,087,884	$575,746

Total operating income	$587,991	$216,166	$1,087,884	$575,746
Costs and Expenses:
Production costs and taxes	$386,746	$323,893	$936,618	$404,694
General and administrative	190,840	163,047	419,349	1,167,374
Depreciation, depletion and amort.	60,672	26,800	121,344	80,080

Total costs and expenses	638,258	513,740	1,477,311	1,652,148

Net gain/(loss) from operations	(50,267)	(297,574)	(389,427)	(1,076,402)
Other income and (expense)
Interest expense	(430,767)	(330,367)	(845,652)	(769,748)
Interest income	2,292	0	4,538	0
Amortization of loan fees	(74,206)	(215,277)	(148,412)	(430,544)
Other income (expense)	0	0	0	36,187
Gain on sale of assets	15,055	113,273	140,045	1,008,191

Total other income/(expense)	(487,626)	(432,371)	(849,481)	(155,914)

Net gain/ loss before income taxes	(537,893)	(729,945)	(1,238,898)	(1,232,336)
Provision for income taxes
Current	0	0	0	0
Deferred	0	0	0	0

Total benefit from income taxes	0	0	0	0

Net gain/loss	$(537,893)	$(729,945)	$(1,238,898)	$(1,232,336)

Net gain/loss per share	$(0.034)	$(0.064)	$(0.078)	$(0.11)

Weighted average shares outstanding	15,964,441	11,241,261	15,964,441	11,241,126

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ending
	01/31/08	01/31/07
Operating activities:
Net income/(loss)	(1,238,898)	(1,232,336)
Depreciation, depletion and amortization	269,756	510,635
Expenses paid with common stock	0	663,909
Loss (gain) on sale and disposal of assets	(140,045)	(1,008,191)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in asset retirement obligation	0	(146,896)
Change in accounts receivable	(102,572)	147,058
Change in other receivables	0	(50,534)
Change in accounts payable	(2,087)	(793,526)
Change in accrued expenses	134,256	(155,086)
		75,000

Net cash provided by (used in) operating activities	(1,079,590)	(1,989,967)

Investing activities:
Purchases and improvements to oil and gas properties	(331,431)	(155,245)
Reinvestment in certificates of deposit	(4,538)	(670)
Proceeds of sale of assets	140,045	14,064,492

Net cash provided by (used in) investing activities	(195,924)	13,908,577

Financing activities:
Proceeds from line of credit	801,233	690,679
Payments on line of credit	0	(12,533,038)
Payments on notes payable	(16,475)	(31,329)
Payments on notes payable-related party	(2,838)	0

Net cash provided by (used in) financing activities	781,920	(11,873,688)

Net change in cash and cash equivalents	(493,594)	44,922

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ending
	01/31/08	01/31/07
Cash and cash equivalents, beginning of period	588,658	0

Cash and cash equivalents, end of period	95,064	44,922

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	3,414	7,697

Income taxes	0	0

Supplemental schedule of non-cash investing and financing activities Stock and options issued for services	0	663,909

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

The Company’s principal business consists of oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. As of January 31, 2008, the Company had not begun mining activities.

Reverse Split

On August 1, 2006 stockholders approved a 1 for 4 reverse stock split. All share numbers in these financial statements and footnotes have been retroactively adjusted to account for the reverse split.

Issuance of Additional Securities

During the three months ended October 31, 2007, the Company issued 1,000,000 shares of its restricted common stock in connection with the exercise of a warrant. The shares were paid for prior to July 31, 2007 and issued during the quarter ending October 31, 2007.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Phoenix Metals, Inc., dba the Rig Company and Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.). All significant inter-company accounts and transactions have been eliminated in consolidation.

GOING CONCERN

Financial Condition

The Company’s financial statements for the quarter ended January 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $3,243,996, $3,426,724 and $2,695,812for the years ended July 31, 2007, 2006 and 2005, respectively, and as of July 31, 2007 has an accumulated deficit of $18,209,771.

Management Plans to Continue as a Going Concern

The Company completed a re-financing of its senior debt during April 2007 and with additional borrowings available under the line of credit facility, began a workover program on its oil and gas properties. As a result, the Company’s revenues for the six months ended January 31, 2008 increased by almost 40% compared to the same period last year. The company expects to continue to experience an increase in revenues as a result of substantially higher production and oil prices. Management has continued to focus on the purchase of new acquisitions with the remaining balance available under its line of credit to increase cash flow, however its most recent acquisition was terminated due to title problems with the seller’s properties. Management believes it will need to locate a source of additional financing in order to continue to increase the Company’s cash flow or will need to sell additional properties in order to further reduce debt, if the results of its ongoing workover and acquisition programs are delayed or are unsuccessful.

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

On January 31, 2008, the Company operated 76 oil and gas wells in Texas and Louisiana and owned an interest in an additional approximately 280 wells operated by others. Net daily sales from the Company’s oil and gas properties averaged approximately 73 Bopd and 179 Mcfpd during the quarter ended January 31, 2008. The Company’s estimated net proven oil and gas reserves as of July 31, 2007 were 424 MBO and 3,533 MMCFG. The present value from the future production of the oil and gas reserves discounted at 10% and based on constant prices was estimated to be $ 28.2 million as of July 31, 2007. No proven reserves are included for the Kentucky properties. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.

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

The Company signed a Forbearance Agreement (and several amendments thereto) with its senior lender in connection with its plan to re-structure its senior debt. The Company incurred additional fees as a result of these amendments in the amount of $750,000 due to its senior lender as a result of these agreements. In April 2007, the Company re-structured its senior debt under a new debt facility with its lender in the form of a $15.0 million line of credit and $0.4 million in subordinated debt. The new facility provided the Company with additional workover capital to begin workover operations on its properties as well as the completion of the Caltex acquisition. (See Capital Resources and Liquidity: Long Term Debt).

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

The Company in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders. In addition to the private notes, the Company has the following note obligations: (1) a term loan from a bank in the name of Hillside Oil & Gas for which the Company makes the monthly payments in connection with its purchase of a workover rig from Hillside; and (2) the Revolving Loan comprised of the Secured Line of Credit with its senior lender and the Subordinated Loan with a bank in connection with the financing arranged for the purchase of oil and gas assets under the section entitled Capital Liquidity and Resources. As of January 31, 2008, the Company had a total of 3 notes payable to individuals and private companies totaling $0.59 million, in principal, of which $0.48 million was with the Company’s Chairman and President, Mr. Wilson.

(4)	STOCK OPTIONS

No options were granted during the six months ended January 31, 2008. 1,000,000 options exercisable at $0.07/share expired on August 2, 2007. No options were exercised during the six months ended January 31, 2008.

The following is a summary of information about the Stock Options and Warrants outstanding as of January 31, 2008:

Shares Underlying Options and Warrants Outstanding				Shares Underlying Options and Warrants Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.01-0.18	2,348,662	1.25 years	$0.082	2,348,662	$0.082

The following is a summary of activity of outstanding stock options:

	Number Of Shares	Weighted Average Exercise Price
Balance, July 31, 2007	3,348,662	$0.078
Options cancelled	—	—
Options expired	1,000,000	0.07
Options issued during the period	—	—

Balance, January 31, 2008	2,348,662	0.082

Exercisable	2,348,662	$0.082

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Crude oil and natural gas prices increased significantly during fiscal 2007 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $97/Bbl for oil and $7.80 per Mmbtu for natural gas at January 31, 2008. Since that time prices have continued to remain high. The impact of continued high prices will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to fluctuate and to be influenced by Asian economies and potential disruptions in supplies, in particular events in the Middle East and Pakistan.

Prices for gold had remained relatively stable during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation. Current spot prices for gold are near $900.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

Three months ended January 31, 2008 compared to Quarter ended January 31, 2007.

Revenues for the three months ending January 31, 2008 were $587,991 compared to revenues of $216,166 for the comparable quarter ended January 31, 2007 and represent a 172 % increase over the prior year period due to the production from Coquille Bay. For the most recent quarter, sales from Coquille Bay contributed 88% of the revenues compared to only 4% of the revenues in the prior period. The Company continues to incur certain production start-up issues and ongoing rental compressor and saltwater disposal pump repairs, which have restricted gas sales. Coquille Bay production has recently been shut in due to the lack of available gas for gas lift. The Company has arranged the installation of metering facilities to allow an exchange of natural gas with an offset operator to allow the Company to minimize future downtime due to low produced gas volumes. As a result of its efforts in North Louisiana, the Company has added approximately 30 Bopd in production thus far. The Company expects fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as it continues to improve operations in the field.

Oil and gas production operating expenses were $386,746 for the quarter ended January 31, 2008 compared to $323,893 for the quarter ended January 31, 2007 and represent increased costs in the quarter on the Company’s remediation and repair workover program in North Louisiana. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to decrease as operations and production on the Coquille Bay field stabilize and the North Louisiana program is completed.

General and administrative costs were $190,840 for the three months ending January 31, 2008 compared to $163,047 for the same period a year earlier. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff. Interest expense for the quarter was $430,767 in 2008 compared to $330,367 for the same period in 2007 and are expected to remain at or near those levels.

The Company had an after-tax net loss of $537,893 ($0.034 per share) for the quarter ended January 31, 2008 compared to a net loss of $729,945 ($0.064 per share) for the comparable quarter a year earlier. The net loss for the quarter increased due to increased expenses in stabilizing production levels despite increased revenues. The Company does not expect to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly.

Six months ended January 31, 2008 compared to Six months ended January 31, 2007.

Revenues for the six months ending January 31, 2008 were $1,087,884 compared to revenues of $575,746 for the comparable period ended January 31, 2007 and represent a 89 % increase over the prior year period due to the production from Coquille Bay. The Company continues to incur certain production start-up issues and ongoing rental compressor and saltwater disposal pump repairs, which have restricted gas sales. The Company expects fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as it continues to improve operations in the field.

Oil and gas production operating expenses were $936,618 for the six months ended January 31, 2008 compared to $404,694 for the six months ended January 31, 2007 and represent increased costs in the period associated with operations at Coquille Bay, primarily in the first quarter and on the Company’s remediation and repair workover program in North Louisiana. No significant expenses were incurred during the period on the Duke gold mine. Operating expenses are expected to decrease as operations and production on the Coquille Bay field stabilize and the North Louisiana program is completed.

General and administrative costs were $419,349 for the six months ending January 31, 2008 compared to $1,167,374 for the same period a year earlier. Expenses for the prior period included the cost of warrants issued. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff. Interest expense for the quarter was $845,652 in 2008 compared to $769,748 for the same period in 2007 and this expense is expected to remain at or near those levels.

The Company had an after-tax net loss of $1,238,898 ($0.078 per share) for the six months ended January 31, 2008 compared to a net loss of $1,232,336 ($0.11 per share) for the comparable six months a year earlier. The Company does not expect to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly.

FINANCIAL CONDITION

Capital Resources and Liquidity

As a result of the sale of assets, the Company’s capital expenditures are focused mainly on its Louisiana properties at the present time and its efforts to return its wells to production as a result of the damage it sustained due to the hurricanes. The Company has several partners in its Coquille Bay field and must coordinate capital expenditures with the receipt of partner contributions in order to maintain consistent operations. At present the Company is responsible for approximately 50% of the capital expenditures in Coquille Bay as a result of non-consenting partners. The Company will be entitled to recover 500% of its capital expenditures made on behalf of these parties under the operating agreements. Capital expenditures for the most recent quarter totaled $145,618 that was funded out of cash flow generated by the properties and borrowings as a result of the re-financing of the Company’s senior debt in April 2007.

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

In April 2007, the Company completed a re-financing of its senior and subordinated debt facility with its current lenders consisting of a $15.0 million Revolving Loan facility and a $0.35 million subordinated debt facility. The total amount borrowed under the re-financing was approximately $10.2 million under the combined credit facility and included approximately $0.3 million for the acquisition of the Caltex properties and $0.85 million for workovers and working capital. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of April 2007, the Company had available borrowing capacity of approximately $10.5 million based upon the current oil and gas properties evaluation. The Revolving Loan has a term of 2 years (April 14, 2009) and an interest rate of LIBOR plus 1,100 basis points and subject to a LIBOR floor of 5%. (The LIBOR Rate for January 2008 was 5.37%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. In addition the Lender is granted a 2.5 % over-riding royalty interest payable from the monthly production of the Company. As of January 31, 2008 the Company was delinquent in the payment of certain amounts due its lender and was therefore not in compliance with the covenants of credit agreements. The Company is working with its lender to resolve the compliance issues, however there can be no certainty that the Company and its lender will reach a satisfactory resolution and as a result the Company will be subject to remedies provided the lender under its loan agreements, including foreclosure. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2 years from the closing date (April 14, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan.

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

The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $481,080 as of January 31, 2008. These funds have been used to initiate the Company’s oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from these sources in the future. At January 31, 2008, the Company had current assets of $825,518 and current liabilities of $2,720,403, which resulted in negative working capital of $1,894,885. The negative working capital position is comprised of trade accounts payable of $1,106,890, of accrued expenses payable of $565,218 consisting primarily of interest payable and revenue in suspense, notes payable to the Company’s President of $481,080, and third party notes payable of $99,400. As of January 31, 2008 the Company had cash and cash equivalents of $95,064.

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

As of January 31, 2008, the Company was not in full compliance with all of its monetary obligations and covenants contained in the credit agreements to its senior lender. Specifically, the Company is currently in arrears on an interest payment due to its senior lender in the amount of $443,000. In addition, the Company has not fully complied with certain direct financial reporting requirements to its senior lender regarding this loan. See, also, Risk Factors In Item 1A, below.

Subordinated Debt

In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2 years from the closing date (April 14, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan As of January 31, 2008, the Company was in compliance with the covenants of the subordinated debt agreement.

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

At present, as the sole employee of the Company, the President and Chairman of the Company, Mr. Wilson, has concluded based on his evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a.15 under the Securities Exchange Act of 1934, as amended, as of January 31, 2008, that the Company’s disclosure controls and procedures are effective and that no changes or improvements and modifications to the Company’s internal accounting processes were required to ensure that material information was accumulated and communicated to management, including Mr. Wilson, as appropriate to allow timely decisions regarding required disclosure in the Company’s filings with the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal control over financial reporting during the period ended January 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s system of controls over financial reporting.

PART II. OTHER INFORMATION

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

Pearl River Navigation filed suit against the Company for unpaid invoices with respect to certain operations during the repair of the Coquille Bay field after Hurricane Katrina. Pearl River has asserted lien rights and a claim for unpaid invoices amounting to $ 552,700 plus attorney’s fees and court costs. The Company has disputed certain amounts billed by Pearl River and is vigorously defending the claims by Pearl River.

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

We have a history of losses and are currently not in compliance with our loan covenants with our senior lender.

The Company has a history of net losses for at least the past three years and it is currently not in full compliance with certain covenants of our loan agreements with its senior lender.

As of January 31, 2008, the Company was not in full compliance with all of its monetary obligations and covenants contained in the credit agreements with its senior lender. Specifically, the Company is currently in arrears on an interest payment due to its senior lender in the amount of $443,000. In addition, the Company has not fully complied with certain direct financial reporting requirements regarding the loan to its senior lender.

If the Company is not successful in its discussions with our senior lender to either waive compliance or negotiate a forbearance with our senior lender, the senior lender could declare a default in the lending obligation and proceed to liquidate its collateral securing the loan which would have a material impact on the Company’s ongoing operations and other borrowing relationships.

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

Dated: March 14, 2008