Form 10-Q
period 2008-04-30
IMPERIAL PETROLEUM INC
filed 2008-06-13
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2008

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

On April 30, 2008, there were 16,964,441 shares of the Registrant’s common stock issued and outstanding.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended April 30, 2008

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of July 31, 2007 and April 30, 2008		4-5

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2008 and 2007		6

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2008 and 2007		7-8

Notes to Condensed Consolidated Financial Statements		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

The information called for by: Item 1. Legal Proceedings; Item 1A. Risk Factors; Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Item 3. Defaults Upon Senior Securities; Item 4. Submission of Matters to a Vote of Security Holders; and, Item 5. Other Information is inapplicable		21

Item 6.	Exhibits	29

SIGNATURES		30

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of April 30, 2008, and its results of operations for the three month and nine month period ended April 30, 2008 and 2007 and its cash flows for the three and nine month period ended April 30, 2008 and 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	30-April-08	31-Jul-07
	Unaudited	Audited
ASSETS
Current Assets
Cash and Cash Equivalents	$170,149	$588,658
Certificates of Deposit	83,111	200,386
Accounts Receivable	385,003	422,958

Total current assets	638,263	1,212,002
Property, Plant and Equipment
Mining Claims, options & development costs	40,620	50,620
Oil and gas properties (full cost method)	5,474,946	4,866,989

	5,515,566	4,917,609
Less: Accumulated DD&A	(763,776)	(621,971)

Net property, plant and equipment	4,751,790	4,295,638
Long Term Assets:
Deferred financing expenses-net	371,029	593,646

Total other assets	371,029	593,646

TOTAL ASSETS	$5,761,082	$6,101,286

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$1,170,128	$1,108,977
Accrued expenses	635,724	430,962
Notes payable-current portion	90,690	115,955
Note payable-related parties	493,868	483,918
Line of Credit due in less than one year	11,774,983	0
Other current liabilities	467,815	467,814

Total current liabilities	14,633,208	2,607,626
Long Term Liabilities
Asset Retirement Obligation	150,682	150,682
Notes Payable	350,000	350,000
Line of Credit	0	10,347,000

Total non-current liabilities	500,682	10,847,682
Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 16,964,441 and 11,241,126 issued and outstanding, respectively	101,788	95,788
Additional paid-in capital	11,511,265	11,467,265
Retained earnings	(20,278,557)	(18,209,771)
Treasury stock	(707,304)	(707,304)

Total stockholder’s equity	(9,372,808)	(7,354,022)

Total Liabilities and Stockholder’s Equity	$5,761,082	$6,101,286

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Nine Months Ending
	04/30/08	04/30/07	04/30/08	04/30/07
Revenue and other income
Oil and gas revenue	$108,566	$139,682	$1,196,450	$715,428

Total operating income	$108,566	$139,682	$1,196,450	$715,428
Costs and Expenses:
Production costs and taxes	$163,940	$95,581	$1,100,558	$500,275
General and administrative	237,589	213,839	656,938	1,381,213
Depreciation, depletion and amort	20,460	26,800	141,805	106,870

Total costs and expenses	421,989	336,220	1,899,301	1,988,358

Net gain/(loss) from operations	(313,423)	(195,538)	(702,851)	(1,272,930)
Other income and (expense)
Interest expense	(449,132)	(404,303)	(1,294,784)	(1,174,051)
Interest income	6,876	0	11,414	0
Amortization of loan fees	(74,206)	(227,826)	(222,617)	(658,380)
Other income (expense)	0	(7,661)	0	28,506
Gain on sale of assets	0	0	140,052	1,008,191

Total other income/(expense)	(516,462)	(639,790)	(1,365,935)	(798,734)

Net gain/loss before income taxes	(829,885)	(836,328)	(2,068,786)	(2,068,664)
Provision for income taxes
Current	0	0	0	0
Deferred	0	0	0	0

Total benefit from income taxes	0	0	0	0

Net gain/loss	$(829,885)	$(836,328)	$(2,068,786)	$(2,068,664)

Net gain/loss per share	$(0.050)	$(0.074)	$(0.128)	$(0.18)

Weighted average shares outstanding	16,264,441	11,298,429	16,062,981	11,259,406

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending
	04/30/08	04/30/07
Operating activities:
Net income/(loss)	(2,068,786)	(2,068,664)
Depreciation, depletion and amortization	364,422	765,250
Expenses paid with common stock	50,000	841,316
Loss (gain) on sale and disposal of assets	(140,052)	(1,008,191)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in asset retirement obligation	0	(146,896)
Change in accounts receivable	37,955	102,067
Change in other receivables	0	(50,534)
Change in accounts payable	61,152	(728,676)
Change in accrued expenses	204,762	(93,219)
		0

Net cash provided by (used in) operating activities	(1,490,547)	(2,387,556)

Investing activities:
Investment in Subsidiary	10,640	(57,836)
Purchases and improvements to oil and gas properties	(597,957)	(547,995)
Reinvestment in certificates of deposit	117,275	(670)
Proceeds of sale of assets	140,052	14,064,492

Net cash provided by (used in) investing activities	(340,630)	13,457,991

Financing activities:
Proceeds from line of credit	1,427,983	10,987,530
Payments on line of credit	0	(20,442,980)
Payments on notes payable	(25,265)	(250,011)
Payments on notes payable-related party	9,950	0
Payments of deferred financing cost		695,000

Net cash provided by (used in) financing activities	1,412,668	(10,400,461)

Net change in cash and cash equivalents	(418,509)	669,984

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending
	04/30/08	04/30/07
Cash and cash equivalents, beginning of period	588,658	0

Cash and cash equivalents, end of period	170,149	669,984

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	2,593	7,697

Income taxes	0	0

Supplemental schedule of non-cash investing and financing activities
Stock and options issued for services	50,000	841,316

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

The Company’s principal business consists of oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. As of April 30, 2008, the Company had not begun mining activities.

Reverse Split

On August 1, 2006 stockholders approved a 1 for 4 reverse stock split. All share numbers in these financial statements and footnotes have been retroactively adjusted to account for the reverse split.

Issuance of Additional Securities

During the three months ended April 30, 2008, the Company issued 1,000,000 shares of its restricted common stock for services in connection with an investor relations campaign. The shares were valued at $50,000 based on the stock price at the time of issuance.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Phoenix Metals, Inc., dba the Rig Company and Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.). All significant inter-company accounts and transactions have been eliminated in consolidation.

GOING CONCERN

Financial Condition

The Company’s financial statements for the quarter ended April 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $3,243,996, $3,426,724 and $2,695,812 for the years ended July 31, 2007, 2006 and 2005, respectively, and as of July 31, 2007 has an accumulated deficit of $18,209,771.

Management Plans to Continue as a Going Concern

The Company completed a re-financing of its senior debt during April 2007 and with additional borrowings available under the line of credit facility, began a workover program on its oil and gas properties. As a result of increased production and higher prices, the Company’s revenues for the nine months ended April 30, 2008 increased by almost 67.0% compared to the same period last year. The company expects to continue to experience an increase in revenues as a result of substantially higher production and oil prices. As a result of the cessation of production at Coquille Bay from approximately December 28, 2007 until April 16, 2008 due to inadequate natural gas supplies to operate the gas lift system, the Company’s Management deemed it advisable to enter into a Forbearance Agreement and Amendment Number One and (see Form 8-K filed April 14, 2008) with its senior lender in order to access additional borrowings under its credit facility to maintain its operations. In connection with the Forbearance Agreement, the Company was obligated to enter into an investment banking agreement with a mutually agreeable investment banking firm for the purpose of either liquidating assets to retire the Company’s debt or otherwise refinance the Company’s debt. At the mutual consent of both the Company and its lender, Management has been conducting its own efforts to sell assets or refinance the Company’s debt in close discussions with its senior lender. Management believes it will need to locate a source of additional financing in order to retire the existing debt and provide additional capital to increase the Company’s cash flow or will need to sell additional properties in order to further reduce debt and satisfy its obligations under the Forbearance Agreement. The Company is currently in discussions with several parties concerning both the sale of assets and the refinancing of the debt.

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

On April 30, 2008, the Company operated 76 oil and gas wells in Texas and Louisiana and owned an interest in an additional approximately 280 wells operated by others. Net daily sales from the Company’s oil and gas properties averaged approximately 23 Bopd and 112 Mcfpd during the quarter ended April 30, 2008 and were significantly impacted by the loss of production at Coquille Bay for a portion of the quarter. Currently net production from the Company’s oil and gas properties is averaging 52 Bopd and 142 Mcfpd. The Company’s estimated net proven oil and gas reserves as of July 31, 2007 were 424 MBO and 3,533 MMCFG. The present value from the future production of the oil and gas reserves discounted at 10% and based on constant prices was estimated to be $ 28.2 million as of July 31, 2007. No proven reserves are included for the Kentucky properties. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.

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

The Company signed a Forbearance Agreement (and several amendments thereto) with its senior lender in connection with its plan to restructure its senior debt. The Company incurred additional fees as a result of these amendments in the amount of $750,000 due to its senior lender as a result of these agreements. In April 2007, the Company re-structured its senior debt under a new debt facility with its lender in the form of a $15.0 million line of credit and $0.4 million in subordinated debt. The new facility provided the Company with additional workover capital to begin workover operations on its properties as well as the completion of the Caltex acquisition. (See Capital Resources and Liquidity: Long Term Debt).

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

The Company signed a Purchase and Sales Agreement with Apollo Resources International, Inc. and subsidiaries (“Apollo”) on June 19, 2007 to acquire certain oil and gas assets located in New Mexico, Arizona and Utah for a total consideration of approximately $6.8 million, including 5.0 million shares of the Company’s restricted common stock. The Agreement was terminated by the Company after considerable due diligence due to Apollo’s inability to provide clear title to its assets.

The Company signed a Forbearance Agreement and Amendment Number One to credit agreement on March 26, 2008 in connection with the loss of production at Coquille Bay and the need for additional operating cash from the Company’s line of credit. (see Form 8-K dated April 14, 2008). Under the Forbearance Agreement the Company has accessed approximately $365,000 from its line of credit to fund ongoing operations.

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

The Company in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders. In addition to the private notes, the Company has the following note obligations: (1) a term loan from a bank in the name of Hillside Oil & Gas for which the Company makes the monthly payments in connection with its purchase of a workover rig from Hillside; and (2) the Revolving Loan comprised of the Secured Line of Credit with its senior lender and the Subordinated Loan with a bank in connection with the financing arranged for the purchase of oil and gas assets under the section entitled Capital Liquidity and Resources. As of April 30, 2008, the Company had a total of 3 notes payable to individuals and private companies totaling $0.57 million, in principal, of which $0.48 million was with the Company’s Chairman and President, Mr. Wilson.

(4)	STOCK OPTIONS

No options were granted during the nine months ended April 30, 2008. 1,000,000 options exercisable at $0.07/share expired on August 2, 2007. No options were exercised during the nine months ended April 30, 2008.

The following is a summary of information about the Stock Options and Warrants outstanding as of April 30, 2008:

Shares Underlying Options and Warrants Outstanding				Shares Underlying Options and Warrants Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$ 0.01-0.18	2,348,662	1.0 years	$0.082	2,348,662	$0.082

The following is a summary of activity of outstanding stock options:

	Number Of Shares	Weighted Average Exercise Price
Balance, July 31, 2007	3,348,662	$0.078
Options cancelled	—	—
Options expired	1,000,000	0.07
Options issued during the period	—	—

Balance, April 30, 2008	2,348,662	0.082

Exercisable	2,348,662	$0.082

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Crude oil and natural gas prices increased significantly during the current fiscal year with New York Mercantile Exchange (“NYMEX”) prices averaging approximately $112.58/Bbl for oil and $10.26 per Mmbtu for natural gas at April, 2008. Since that time prices have continued to remain high or have increased further. The impact of continued high prices will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to fluctuate and to be influenced by Asian economies and potential disruptions in supplies, in particular events in the Middle East and Pakistan.

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

Three months ended April 30, 2008 compared to Quarter ended April 30, 2007.

Revenues for the three months ending April 30, 2008 were $108,566 compared to revenues of $139,682 for the comparable quarter ended April 30, 2007 and represent a 22.0% decrease over the prior year period due to the loss of production from Coquille Bay for most of the quarter due to a lack of sufficient gas to operate the gas lift system. The Company arranged the installation of metering facilities to allow an exchange of natural gas with an offset operator to minimize future downtime due to low produced gas volumes. Production at Coquille Bay is currently averaging approximately 80 Bopd. As a result of its efforts in North Louisiana, the Company has added approximately 30 Bopd in production. The Company expects fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as it continues to improve operations in the field.

Oil and gas production operating expenses were $163,940 for the quarter ended April 30, 2008 compared to $95,581 for the quarter ended April 30, 2007 and represent increased costs in the quarter on the Company’s remediation and repair workover program in North Louisiana. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to decrease as operations and production on the Coquille Bay field stabilize and the North Louisiana program is completed.

General and administrative (“G&A”) costs were $237,589 for the three months ending April 30, 2008 compared to $213,839 for the same period a year earlier. The current period includes $50,000 in compensation to an investor relations firm paid in the form of restricted stock. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff. Interest expense for the quarter was $449,132 in 2008 compared to $404,303 for the same period in 2007 and is expected to remain at or near those levels.

The Company had an after-tax net loss of $829,885 ($0.050 per share) for the quarter ended April 30, 2008 compared to a net loss of $836,328 ($0.074 per share) for the comparable quarter a year earlier. The net loss for the quarter increased due to increased expenses in stabilizing production levels despite increased revenues. The Company does not expect to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly.

Nine months ended April 30, 2008 compared to Nine months ended April 30, 2007.

Revenues for the nine months ending April 30, 2008 were $1,196,450 compared to revenues of $715,428 for the comparable period ended April 30, 2007 and represent a 67.0% increase over the prior year period due to the production from Coquille Bay. The Company continues to incur certain production start-up issues and ongoing rental compressor and saltwater disposal pump repairs, which have restricted gas sales. The Company expects fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as it continues to improve operations in the field.

Oil and gas production operating expenses were $1,100,558 for the nine months ended April 30, 2008 compared to $500,275 for the nine months ended April 30, 2007 and represent increased costs in the period associated with operations at Coquille Bay and on the Company’s remediation and repair workover program in North Louisiana. No significant expenses were incurred during the period on the Duke gold mine. Operating expenses are expected to decrease as operations and production on the Coquille Bay field stabilize and the North Louisiana program is completed.

General and administrative costs were $656,938 for the nine months ending April 30, 2008 compared to $1,381,213 for the same period a year earlier. Expenses for the prior period included the cost of warrants issued. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff. Interest expense for the nine months was $1,294,784 in 2008 compared to $1,174,051 for the same period in 2007 and this expense is expected to remain at or near those levels.

The Company had an after-tax net loss of $2,068,786 ($0.128 per share) for the nine months ended April 30, 2008 compared to a net loss of $2,068,664 ($0.18 per share) for the comparable nine months a year earlier. The Company does not expect to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly.

FINANCIAL CONDITION

Capital Resources and Liquidity

As a result of the sale of assets, the Company’s capital expenditures are focused mainly on its Louisiana properties at the present time and its efforts to return its wells to production as a result of the damage it sustained due to the hurricanes. The Company has several partners in its Coquille Bay field and must coordinate capital expenditures with the receipt of partner contributions in order to maintain consistent operations. At present the Company is responsible for approximately 50% of the capital expenditures in Coquille Bay as a result of non-consenting partners. The Company will be entitled to recover 500% of its capital expenditures made on behalf of these parties under the operating agreements. Capital expenditures for the most recent quarter totaled $139,000 that was funded out of cash flow generated by the properties and borrowings as a result of the refinancing of the Company’s senior debt in April 2007 and additional borrowings under the Forbearance Agreement and Amendment Number One to Credit Agreement.

With the inability of the Company to raise capital for its mining operations, Management decided to terminate all of the Company’s mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. Management decided to seek a partner for the Duke Mine during 2005 and focus its management resources and limited capital on the oil and natural gas properties acquired from Hillside and Warrior and to focus on additional acquisitions in the oil and gas sector. The Company completed a joint venture arrangement with ATLCC during the prior year; however, ATLCC failed to provide the development capital and the Company re-assumed operations of the property.

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

In April 2007, the Company completed a re-financing of its senior and subordinated debt facility with its current lenders consisting of a $15.0 million Revolving Loan facility and a $0.35 million subordinated debt facility. The total amount borrowed under the re-financing was approximately $10.2 million under the combined credit facility and included approximately $0.3 million for the acquisition of the Caltex properties and $0.85 million for workovers and working capital. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of April 2007, the Company had available borrowing capacity of approximately $10.5 million based upon the current oil and gas properties evaluation. The Revolving Loan has a term of 2 years (April 14, 2009) and an interest rate of LIBOR plus 1,100 basis points and subject to a LIBOR floor of 5.0%. (The LIBOR Rate for April 2008 was 3.00%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. In addition the Lender is granted a 2.5% over-riding royalty interest payable from the monthly production of the Company. On March 26, 2008, as a result of a cash flow shortage created by the temporary loss of production at Coquille Bay, the Company negotiated a Forbearance Agreement and Amendment Number One to credit Agreement with its senior lender in order to access additional borrowings under its credit facility. The company had previously been out of compliance with its original credit agreement due to its delinquency in the payment of certain amounts due its lender and due to certain reporting deficiencies. In connection with the amended credit agreement, the Company was required to engage an investment advisor acceptable to its senior lender to assist the Company in either liquidating assets to retire the debt or otherwise refinancing the senior debt. With the mutual consent of its senior lender, the Company has undertaken an effort to accomplish these goals prior to the engagement of an investment banker and is currently working with several interested parties. The Company currently believes it is in compliance with the provisions of the amended credit agreement. In connection with the Revolving Loan, the Company also completed a subordinated financing (“Subordinated Financing”) of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2.5 years from the closing date (October 31, 2009) and an interest rate of 8.0% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated Financing only after payment of the Revolving Loan.

The timing of expenditures for the Company’s oil and natural gas and mining activities are generally distributed over several months, and, as such, the Company anticipates its current working capital will be insufficient to meet its capital expenditures. The Company has no immediate plans to expend any capital on the Duke Mine during the present fiscal year. The Company believes it will be required to seek additional capital either through debt or equity placements or through joint venture operations with other mining companies to develop the Duke Mine. There can be no assurance that the Company will be successful in its efforts to locate outside capital and as a result the level of the Company’s mining activities may need to be curtailed, deferred or abandoned entirely.

The level of the Company’s capital expenditures will vary in the future depending on commodity market conditions and upon the level of oil and gas activity achieved by the Company and the success of its remedial workover operations. The Company anticipates that its cash flow will be insufficient to fund its operations at their current levels and that additional funds or borrowings will be required for expansion. Because the timing of the acquisition of additional oil and gas properties is uncertain, additional borrowings required to fund new acquisitions and the timing of those additional borrowings is also uncertain. The Company does not presently have access to any additional availability under its existing credit facility. The Company believes it may be necessary to raise equity, either through the issuance of additional shares to new investors or the sale of certain of its remaining oil and gas properties in order to retire its senior debt or provide capital for expansion. The Company is not pursuing additional acquisitions at the present time.

The Company has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $493,868 as of April 30, 2008. These funds have been used to initiate the Company’s oil and gas and mining activities and fund its overhead requirements. Management believes that the Company will not need to borrow additional funds from this source or related sources in the future. The Company also has outstanding deferred compensation due Mr. Wilson as of April 30, 2008 of approximately $28,020.

At April 30, 2008, the Company had current assets of $638,263 and current liabilities of $14,633,208, which resulted in negative working capital of $13,994,945. The negative working capital position is comprised of amounts due under the line of credit of $11,774,983 due in less than a year, trade accounts payable of $1,170,128, of accrued expenses payable of $635,724 consisting primarily of interest payable and revenue in suspense, notes payable to the Company’s President of $493,868, and third party notes payable of $90,690. As of April 30, 2008 the Company had cash and cash equivalents of $170,149.

Credit Facilities

(See, also, Capital Resources and Liquidity above.) The Company has two credit facilities in place in connection with its oil and gas operations: (a.) a $15,000,000 Revolving Loan that matures on April 14, 2009; and, (b.) a $350,000 subordinated note payable to Bank of Oklahoma that matures on October 31, 2009. As of April 30, 2008, $11,774,983 was due under the Revolving Loan facility.

Revolving Loan

The Company completed the Revolving Loan, a $15 million revolving financing of which approximately $9.6 million was required at closing, including approximately $0.25 million in working capital, $0.3 million for the Caltex acquisition and $0.6 million in development capital for workovers. Borrowing capacity under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is adjusted monthly based upon redeterminations by the Company after taking into effect price changes and net production. As of the closing date of April 2007, the Company had available borrowing capacity of approximately $10.5 million based upon the current oil and gas properties evaluation. The Revolving Loan has a term of 2 years (April 14, 2009) and an interest rate of LIBOR plus 1,100 basis points and subject to a LIBOR floor of 5.0%. (The LIBOR Rate for April 2008 was 3.00%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. In addition the Lender is granted a 2.5% over-riding royalty interest payable from the monthly production of the Company. The Company completed a Forbearance Agreement and Amendment Number One to Credit Agreement dated March 26, 2008 providing the Company with access to additional borrowings under the credit facility in the approximate amount of $365,000.

As of April 30, 2008, the Company believes it was in full compliance with all of its monetary obligations and covenants contained in the Forbearance Agreement and Amendment Number One to Credit Agreement with its senior lender. See, also, Risk Factors In Item 1A, below.

Subordinated Debt

In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing include a term of 2.5 years from the closing date (maturity of October 31, 2009) and an interest rate of 8.0% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan. As of April 30, 2008, the Company was in compliance with the covenants of the Subordinated Financing agreements.

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

Interest Rate Risk

We have credit facilities which subject us to risk of loss associated with movements in interest rates.

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

At present, as the sole employee of the Company, the President and Chairman of the Company, Mr. Wilson, has concluded, based on his evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a.15 under the Securities Exchange Act of 1934, as amended, and as of April 30, 2008, that the Company’s disclosure controls and procedures are effective and that no changes or improvements and modifications to the Company’s internal accounting processes were required to ensure that material information was accumulated and communicated to management, including Mr. Wilson, as appropriate to allow timely decisions regarding required disclosure in the Company’s filings with the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s system of internal control over financial reporting during the period ended April 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s system of controls over financial reporting.

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

The Company, through its predecessor in interest, was named (with others) in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola County, Texas. The Crump Unit encompasses the Company’s Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff’s damages resulting from the Company’s failure to develop the property. The Company executed a farmout agreement with Burke Royalty (“Burke”), a co-defendant in the suit, regarding the acreage in question. Burke negotiated a settlement under which the Plaintiffs would arrange to drill additional wells. The Company has a 12.5% carried working interest in the first well drilled in the unit and the right to participate for a 12.5% working interest in subsequent wells. Chesapeake is the operator of the exploration agreement and has not recognized the Company’s interest in these wells to date. The Company has contacted Chesapeake and has provided documentation to Chesapeake which the Company believes demonstrates its ownership. No response from Chesapeake has been received yet.

Pearl River Navigation filed suit against the Company for unpaid invoices with respect to certain operations during the repair of the Coquille Bay field after Hurricane Katrina. Pearl River has asserted lien rights and a claim for unpaid invoices amounting to $552,700 plus attorney’s fees and court costs. The Company has disputed unpaid amounts billed by Pearl River and is vigorously defending the claims by Pearl River.

Hillside Oil & Gas LLC, acting on behalf of the working interest partners filed suit during March 2008 against Mideast Gas Systems Inc. and CoBas Energy Inc. in the Western District of Texas of the United States District Court in regard to allegations of fraud pertaining to the transportation and marketing of crude oil, natural gas and natural gas liquids from the Coquille Bay field in Plaquemines Parish, Louisiana. Imperial currently controls approximately 49.5% of the working interest in Coquille Bay. The lawsuit is in the discovery stage. Mideast Gas Systems Inc. and its affiliate, Petroleum Purchasing Ltd. have apparently filed a counter-lawsuit against Imperial, although the Company has not yet been served.

Dan Westerfield and certain other working interest owners in the Coquille Bay and Bastian Bay Fields located in Plaquemines Parish, Louisiana have filed two separate lawsuits against the Company, Hillside, the Managing Partner of Hillside and the President of the Company in connection with operations and accounting issues. The lawsuit seeks to have the Company and its contract operator, Hillside, removed as Operator and seeks to block the Company and Hillside from additional cash calls for operations as provided under the joint operating agreements executed by the parties. Mr. Westerfield is the principal involved in CoBas and the Company believes the lawsuits were filed as counterclaims to the Hillside action against Mideast and CoBas. The Company intends to vigorously defend itself in each of the lawsuits and believes the claims are without merit. Each of the lawsuits is in the discovery stage.

Item 1A.	Risk Factors.

In addition to the other information set forth elsewhere in this Form 10-Q, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in our business. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss. The risk factors listed below are not all inclusive.

We have a history of losses and are currently operating under a Forbearance Agreement with our senior lender.

The Company has a history of net losses for at least the past three years and it is currently operating under a Forbearance Agreement with its senior lender.

As of April 30, 2008, the Company is operating under a Forbearance Agreement and Amendment Number One to Credit Agreement. Under the terms of that agreement the Company is obligated to engage an investment banking advisor to begin a process to either sell assets or re-finance the debt with another lender. If the Company is not successful in selling assets to retire the debt or in securing a refinancing of its senior debt with another lender, the senior lender could declare a default in the lending obligation and proceed to liquidate its collateral securing the loan which would have a material impact on the Company’s ongoing operations and other borrowing relationships.

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

Our business plan, which includes participation in 3-D seismic shoots, lease acquisitions, the drilling of exploration prospects and producing property acquisitions, has required and will require substantial capital expenditures. We will require additional financing to fund our planned growth. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. In particular, our credit facility imposes limits on our ability to borrow under the facility based on adjustments to the value of our hydrocarbon reserves, and our credit facility limits our ability to incur additional indebtedness. In the event additional capital resources are unavailable, we may be required to curtail our exploration and development activities or be forced to sell some of our assets in an untimely fashion or on less than favorable terms.

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

Our practice in acquiring exploration leases or undivided interests in natural gas and oil leases is to not incur the expense of retaining title lawyers to examine the title to the mineral interest prior to executing the lease. Instead, we rely upon the judgment of third-party landmen to perform the field work in examining records in the appropriate governmental, county or parish clerk’s office before leasing a specific mineral interest. This practice is widely followed in the industry. Prior to the drilling of an exploration well the operator of the well will typically obtain a preliminary title review of the drillsite lease and/or spacing unit within which the proposed well is to be drilled to identify any obvious deficiencies in title to the well and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. We have no assurance, however, that any such deficiencies have been cured by the operator of any such wells. It does happen, from time to time, that the examination made by title lawyers reveals that the lease or leases are invalid, having been purchased in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, we may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect. It may also happen, from time to time, that the operator may elect to proceed with a well despite defects to the title identified in the preliminary title opinion.

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

In connection with such an assessment, we would expect to perform a review of the subject properties that we believe to be generally consistent with industry practices. Nonetheless, the resulting conclusions are necessarily inexact and their accuracy is inherently uncertain, and such an assessment may not reveal all existing or potential problems, nor will it necessarily permit a buyer to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not always be performed on every platform or well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken.

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

Our common stock is thinly traded.

Imperial has approximately 17.0 million shares of common stock outstanding, held by approximately 606 holders of record. Directors and officers own or have voting control over approximately 3.62 million shares of common stock. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3, 2008, the Company issued 1,000,000 shares of restricted common stock for services to be performed by an investor relations firm.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

10.	Purchase and Sale Agreement, dated May 1, 2006 incorporated herein by reference to Form 8-K filed May 5, 2006

31.1	Section 302 Certification of CEO [Please note the Company does not presently have a CFO and for that reason there is no Exhibit 31.2]

32.	Section 906 Certification by CEO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Imperial Petroleum, Inc.

By:	/s/ Jeffrey T. Wilson
Jeffrey T. Wilson, President and Chief Executive Officer

Dated: June 13, 2008