Form 10-K
period 2008-07-31
IMPERIAL PETROLEUM INC
filed 2008-10-29
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-09923

IMPERIAL PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3386019
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

329 Main Street, Mezzanine Level

Evansville, IN 47708

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

On July 31, 2008, there were 16,964,441 shares of the Registrant’s common stock issued and outstanding. The aggregate market value of the Registrant’s voting stock held by non-affiliates is $1,064,618. See Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

Documents Incorporated by Reference: NONE

IMPERIAL PETROLEUM, INC

FORM 10-K

FISCAL YEAR ENDED JULY 31, 2008

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

“BOE” means equivalent barrels of oil.

“Company,” unless the context requires otherwise, means Imperial Petroleum, Inc., a Nevada corporation (“Imperial”) and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation (“Ridgepointe”), I.B. Energy, Inc., an Oklahoma corporation (“I.B. Energy”), Premier Operating Company, a Texas corporation (“Premier”), LaTex Resources International, a Delaware corporation (“LRI”), Phoenix Metals, Inc., dba The Rig Company a Texas corporation (“Phoenix”) and Hoosier Biodiesel Company (formerly Global/Imperial Joint Venture Inc.) a Nevada corporation. LRI and Phoenix were acquired effective April 30, 1997. The operations of LRI ceased in 1997 with the expiration of its remaining foreign activities. Phoenix has conducted limited activities since 1997 as Imperial Environmental Company and subsequently as The Rig Company although it has not officially changed its name. Eighty-percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City Petroleum, Inc. (“Oil City”), an Oklahoma corporation effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company owns approximately 7.6 % of the common stock of Warrior Resources, Inc., (“Warrior”) an Oklahoma corporation which is now called Roadhouse Foods, Inc., and carries its ownership as an asset acquisition. Hoosier Biodiesel Company was incorporated in Nevada in 2000.

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

Unless otherwise indicated herein, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit. Natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil.

The Company

Imperial Petroleum, Inc., a Nevada corporation (“the Company”), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company is engaged in the production and exploration of crude oil and natural gas primarily in Louisiana and Texas and has diversified its business activities to include the development of a biofuels subsidiary.

At July 31, 2008, the Company operated 69 oil and gas wells in Texas and Louisiana and owned an interest in an additional approximately 280 wells operated by others . In addition, the Company owns an inactive gathering system comprised of approximately 15 miles of buried steel line in Kentucky as well as the rights to several inactive gas wells as part of its New Albany Shale play. Net daily production from the Company’s oil and gas properties was approximately 74 Bopd and 71 Mmcfpd at year end. The Company’s estimated net proven oil and gas reserves as of July 31, 2008 were 444 MBO and 1,882 Mmcfg, respectively. The Company is the operator and owner of the Duke Gold Mine in Utah, although no significant operations occurred during the fiscal year.

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

On August 11, 1982, Petro Minerals Technology, Inc. (“Petro”), a 94% -owned subsidiary of Commercial Technology Inc. (“Comtec”) acquired 58% of the Company’s common stock. Petro assigned to the Company its interests in two producing oil and gas properties in consideration for 5,000,000 shares of previously authorized but unissued shares of common stock of the Company and for a $500,000 line of credit to develop these properties. Petro has since undergone a corporate reorganization and is now known as Petro Imperial Corporation. On August 1, 1988 in an assumption of assets and liabilities agreement, the same 58% of the Company’s common stock was acquired from Petro by Glauber Management Co., a Texas corporation, (“Glauber Management”), a 100% owned subsidiary of Glauber Valve Co., Inc., a Nebraska corporation (“Glauber Valve”).

Change of Control

Pursuant to an Agreement to Exchange Stock and Plan of Reorganization dated August 27, 1993 (the “Stock Exchange Agreement”), as amended by that certain First Amendment to Agreement to Exchange Stock and Plan of Reorganization dated as of August 27, 1993, (the “First Amendment”), between the Company, Glauber Management, Glauber Valve, Jeffrey T. Wilson (“Wilson”), James G. Borem (“Borem”) and those persons listed on Exhibit A attached to the Stock Exchange Agreement and First Amendment (the “Ridgepointe Stockholders”). The Ridgepointe Stockholders agreed to exchange (the “Ridgepointe Exchange Transaction”) a total of 12,560,730 shares of the common stock of Ridgepointe, representing 100% of the issued and outstanding common stock of Ridgepointe, for a total of 12,560,730 newly issued shares of the Company’s common stock, representing 59.59% of the Company’s resulting issued and outstanding common stock. Under the terms of the Stock Exchange Agreement, (i) Wilson exchanged 5,200,000 shares of Ridgepointe common stock for 5,200,000 shares of the Company’s common stock representing 24.67% of the Company’s issued and outstanding common stock, (ii) Borem exchanged 1,500,000 shares of Ridgepointe common stock for 1,500,000 shares of the Company’s common stock representing 7.12% of the Company’s issued and outstanding common stock, and (iii) the remaining Ridgepointe Stockholders in the aggregate exchanged 5,860,730 shares of Ridgepointe common stock for 5,860,730 shares of the Company’s issued and outstanding common stock, representing, in the aggregate, 27.81% of the Company’s issued and outstanding common stock. The one-for-one ratio of the number of shares of the Company’s common stock exchanged for each share of Ridgepointe common stock was determined through arms length negotiations between the Company, Wilson and Borem.

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

On August 15, 2001, Mr. Malcolm W. Henley and Mrs. Stacey D. Smethers resigned their positions as directors of the Company to pursue other interests. Their vacancies have been filled, for each year thereafter, with Mrs. Annalee C. Wilson and Mr. Aaron M. Wilson, both family members of the Company’s President and Chairman. The directors serve normal terms until the next annual meeting require them to be renominated for their respective directorships.

The Company entered into and closed the acquisition of 29,484,572 shares of the common stock of Warrior Resources, Inc. (formerly Comanche Energy, Inc.), representing approximately 30.8% of the issued and outstanding shares of Warrior on February 13, 2002 in connection with an Exchange Agreement (see “Exchange Agreement” included herein) between the Company and the management of Warrior, Messrs. Luther Henderson and John Bailey. In connection with the Exchange Agreement, the Company issued 2,266,457 shares of its restricted common stock to Mr. Henderson, representing 12.9 % of the issued and outstanding shares of Registrant in exchange for 22,664,572 shares of the common stock of Warrior and 682,000 shares of its restricted common stock to Mr. John Bailey, representing 3.9 % of the issued and outstanding shares of the Company in exchange for 6,820,000 shares of the common stock of Warrior. Mr. Bailey and Mr. Henderson resigned as officers and directors of Warrior and Mr. Jeffrey Wilson, president of the Company, was appointed president and sole director of Warrior. Simultaneously with the closing of the Exchange Agreement with Messrs. Henderson and Bailey and the change of control of Warrior, the Company entered into an Agreement and Plan of Merger, subject to certain conditions, to offer to acquire the remaining issued and outstanding capital stock of Warrior through a subsequent offering to be registered with the Securities & Exchange Commission. The terms of the proposed exchange of shares with the remaining shareholders of Warrior was on the basis of one share of Imperial common stock in exchange for ten shares of Warrior common stock. Completion of the Agreement and Plan of Merger was subject to a number of conditions, including the completion of audited financials for Warrior, approval of the Warrior stockholders, the filing and effectiveness of a registration statement by Registrant for the shares to be offered, the satisfactory completion of due diligence and other customary closing conditions. Due to breaches of the agreements by the former management of Warrior, the Company terminated the proposed merger in August 2002. As a result of the termination of the merger agreement, the Company had the right to receive $200,000 or an equivalent value in shares of Warrior valued at $0.02 per share.

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

On January 16, 2004 the Company completed the above-mentioned acquisitions of the assets of Hillside and Warrior for a total consideration of approximately $12.6 million including broker and financing fees. As a result of the closing, the Company incurred long term debt in the amount of approximately $11.0 million, including approximately $0.25 million in working capital and $0.6 million in capital available for workovers. The total debt facility was an $18.0 million revolving loan and was based upon a periodic evaluation of the Company’s reserves by the lender. (See Form 8-K dated January 29, 2004.)

The Company completed the acquisition of a 16% non-operated working interest in the Coquille Bay Field of south Louisiana in May 2004 from Royal-T Oil Company (“Royal-T”) for $800,000 which was funded out of additional borrowings from the Company’s revolving line of credit. The properties are located in Plaquemines Parish, Louisiana. Subsequent to year end July 31, 2004, the Company acquired the remaining interests owned by Royal-T and became the operator of the project. The Company’s interest in the project increased to a 22% working interest, however as a result of certain non-consenting partners, the Company presently carries 49.5% of the capital investment. Natural gas production from the project began on one well in February 2005. The Company established a total of six producing completions prior to extensive damage caused by hurricane Katrina. Production rates were approximately 75 Bopd and 800 mcfpd immediately prior to the storm. Coquille Bay was shut in after hurricane Katrina awaiting repairs to the Company’s platform and facilities as well as the platform operated by Martin Marks that delivers the Company’s gas to market. The Company’s production was restored in April 2007 on a continuous basis from three completions and is limited by the capacity of the saltwater disposal system to handle produced water volumes. As of July 31, 2008, the Company’s gross production was averaging approximately 70-80 Bopd and 100 mcfpd . Additional workover operations are planned in the future to repair the saltwater disposal system and rework or recomplete other wells to increase production.

The Company completed the purchase of the rights to 31 wells and associated leases in Guadalupe County, Texas for the development of proved behind pipe reserves of approximately 300,000 bbls from Caltex Operating Company and Apache Energy in June 2004. The proposed formation is the Pecan Gap at 1900 feet and has been logged and cored in most of the wells on the leases. The Company issued a total of 1.375 million shares of its restricted common stock in connection with the acquisition and closing fees and paid $300,000 in cash. The Company has not completed any workovers on the wells to date due to capital limitations, however construction of tank batteries and installation of infrastructure is complete to allow testing four wells.

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

In November 2004, the Company completed the change of control of Warrior to Universal Wireline Equipment LLC, a company based in Tulsa, OK. The Company retained 5 million shares of its previously owned Warrior common stock in connection with the change of control and received 720,000 shares of Imperial common stock which was previously held by Warrior. With the change of control, the Company sold certain rights to its Duke Gold Mine and received an additional 5 million shares of Warrior common stock and retained a 5% net smelter royalty in any proceeds from mining and processing of the Duke Mine claims in the future. Subsequent to closing, Warrior advised the Company that it would be unable to fulfill the obligations relating to the Duke Mine acquisition and the Company received a re-assignment of the mining claims and retained the shares of Warrior stock as liquidated damages. The result of the failed transaction was that the Company reduced its ownership of Warrior to 7.6% of its common stock. The Company subsequently completed a new joint venture arrangement of its Duke Gold Mine in April 2006 with ATLCC, however ATLCC failed to begin capital improvements and the Company terminated the proposed joint venture. No operations have been conducted on the Duke Mine in the current fiscal year.

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

In March 2008 the Company signed a Forbearance Agreement with its senior lender in connection with its failure to make certain payments due under its credit facility. Under the terms of the Agreement, the Company agreed to engage a broker or investment banker on or before April 15, 2008 to explore the sale of its assets to retire its debt. After several conversations with potential investment bankers, the Company and its Senior Lender agreed to postpone the retention of an investment banker and to allow management to pursue the sale of individual assets or a re-structuring of the Company’s senior debt with other parties. While several offers for individual assets have been received, none to date have been deemed acceptable by the Company and its lender. The Company continues to operate under a Forbearance Agreement and continues to pursue asset sales to reduce its senior debt.

Subsequent Event

On October 10, 2008, the Company received notice that it is in default under the terms of the Forbearance Agreement and that its senior lender intends to pursue foreclosure beginning October 24, 2008. As of the date of this filing, the senior lender had not begun foreclosure proceedings against the Company’s assets and the Company and its senior lender were negotiating the terms of a new Forbearance Agreement. There can be no assurance that such an agreement can be reached.

Business Strategy

The Company’s management has focused its efforts on the acquisition and exploitation of oil and gas assets. With over 35 years experience in evaluating, acquiring and exploiting oil and gas reserves, the Company’s senior management believes that quality acquisition and exploitation opportunities continue to exist today.

Oil and Natural Gas Reserves

The following table is a summary, as of July 31, 2008, of the proved reserves of oil and natural gas net to the Company’s interest based upon estimates prepared by or for the Company. These estimates are based on assumptions the Company believes are reasonable regarding production costs, future production rates and declines. These estimates are based upon constant prices and costs as of July 31, 2008, of $120.00/Bbl and $9.00/Mmbtu adjusted for differentials. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company’s control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and could be revised. Estimates have been filed with the Energy Information Agency as part of its annual survey of oil and gas operators for 2007 based on the Company’s reserves as of July 31, 2007 in addition to reports filed with the Securities and Exchange Commission (“SEC”). The Company has no reserves outside the United States.

As of July 31, 2008

Category	Oil (MBO)	Natural Gas (MMCF)	Future Net Revenue (M$)	Present Value Discounted @10%(M$)
Producing	52	148	5,861	4,194
Non-Producing	349	966	39,492	28,831
Undeveloped	43	768	9,681	5,757
Total Proved	444	1,882	55,034	36,782

Note: Included in the reserve estimates are 6 MBO and 66 MMCF net to the Company’s interest for approximately 280 properties included in various states. Projections for these properties are based on net revenues received on a monthly basis and allocated to oil and gas sales and reserves. As a result, actual volumes of oil and gas produced in the future may vary significantly for these properties.

Reserves by State

The following table illustrates the Company’s reserve summaries by State as of July 31, 2008:

As of July 31, 2008

	Oil (MBO)	Natural Gas (MMCF)
Texas	230	391
Louisiana	208	1,425
Other	6	66

Total	444	1,882

Note: Other reserves included in this table reflect estimated reserves attributable to approximately 280 properties as noted above.

Acreage - The following table shows the developed and undeveloped leasehold acreage held by the Company as of July 31, 2008:

	Developed Acreage		Undeveloped Acreage
	(1) Gross	(2) Net	(1) Gross	(2) Net
Texas	1,026	460	0	0
Louisiana	1,600	1,196	0	0
Kentucky	3,000	2,900	0	0

Various	82,984	996	0	0

Total	88,610	5,552	0	0

Productive Wells - The following table summarizes the productive oil and gas wells in which the Company had an interest at July 31, 2008:

	Oil Wells		Gas Wells		Total
	(1) Gross	(2) Net	(1) Gross	(2) Net	(1) Gross	(2) Net
Texas	30	30	6	6	36	36
Louisiana	21	21	19	4.7	40	25.7
Other	110	0.55	198	28.85	308	29.40

Total	161	51.55	223	33.55	384	91.10

(1)	A “gross acre” or a “gross well” is an acre or well in which a working interest is owned by the Company and the number of gross acres or gross wells is the total number of acres or wells in which a working interest is owned by the Company.

(2)	A “net acre” or a “net well” exists when the sum of the Company’s fractional ownership interests in gross acres or gross wells equals one. The number of net acres or net wells is the sum of the fractional interests owned in gross acres or gross wells, and does not include any royalty, overriding royalty or reversionary interests.

Production, Price and Cost Data - The following table summarizes certain information relating to the production, price and cost data for the Company for the fiscal years ended, July 31, 2008, 2007, 2006.

Year Ended July 31,

	2008	2007	2006
Oil:
Production (Bbls)	14,862	10,220	31,375
Revenue	$1,422,433	$619,074	$1,668,945
Average barrels per day	40	28	86
Average sales price per barrel	$95.71	$60.57	$53.19
Natural Gas:
Production (Mcf)	66,787	69,157	242,745
Revenue	$432,949	$418,975	$1,766,061
Average Mcf per day	183	189	665
Average sales price per Mcf	$6.48	$6.06	$7.28
Production costs (1)	$1,487,460	$834,438	$1,289,074
Equivalent (Bbls) (2)	25,993	21,746	71,833
Production costs per equivalent bbl (3)	$57.22	$52.57	$17.95
Total oil and gas revenues	$1,855,381	$1,143,194	$3,435,006

(1)	Includes expense workovers.

(2)	Gas production is converted to barrel equivalents at the rate of six Mcf per barrel representing the estimated relative energy content of natural gas to oil.

(3)	Historical costs and expenses differ from projections included in the reserve estimates presented above as a result of remedial costs associated with repairs of the Hillside acquisition properties and repairs to the Coquille Bay platform included in historical costs and considered to be non-recurring expenses. To the extent that continued remedial costs are incurred in the future, the economic limit of the producing properties will be affected and will reduce our reserve estimates substantially.

Drilling Activity

The following table illustrates the results of the drilling activity during each of the three most recent fiscal years as reflected by number of wells drilled.:

	July 31, 2008		July 31, 2007		July 31, 2006
	Gross	Net	Gross	Net	Gross	Net
Texas	0	0	4.0	0.1	8.0	0.2
New Mexico	0	0	0	0	0	0
Louisiana	0	0	0	0	0	0
Mississippi	0	0	0	0	0	0
Other	0	0	0	0	0	0

Total	0	0	4.0	0.1	8.0	0.2

Mining

The availability of a market for the Company’s mineral and metal production will be influenced by the proximity of the Company’s operations to refiners and smelting plants. In general the Company intends to sell its mined product to local refineries and smelters. The price received for such products will be dependent upon the Company’s ability to provide primary separation to ensure fineness or quality. The price of gold has increased in recent years due to volatility in global financial markets. . Copper prices have generally been volatile, in part due to increased demand of developing economies for electrical wire and other copper related products, however as a result of recent economic turmoil, copper prices have begun to drop.

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

We have had a history of net losses for at least the past three years and we currently operate under the terms of a Forbearance Agreement and amendments thereto with our senior lender, which our senior lender believes we are in default with regard to such financing. If we are not successful in re-structuring our senior debt, our senior lender may pursue their claimed default and foreclose on our properties which could materially impact our current and future operations.

Natural gas and oil prices fluctuate widely, and low prices would have a material adverse effect on our revenues, profitability and growth.

The market price of all energy products remains enormously volatile and recent high prices have been replaced with relatively low prices and all within a few months. Our revenues, profitability and future growth will depend significantly on natural gas and crude oil prices. Prices received also will affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and will affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that we can economically produce. Factors that can cause price fluctuations include:

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

Our business plan, which includes participation in 3-D seismic shoots, lease acquisitions, the drilling of exploration prospects and producing property acquisitions, has required and will require substantial capital expenditures. We also require additional financing to fund our planned growth. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. The current marketplace is subject to severe economic downturns and capital raising for activities of the type conducted by the Company is of a speculative type and very difficult to obtain. Accordingly, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. In particular, our credit facility imposes limits on our ability to borrow under the facility based on adjustments to the value of our hydrocarbon reserves, and our credit facility limits our ability to incur additional indebtedness. In the event additional capital resources are unavailable, we may be required to curtail our exploration and development activities or be forced to sell some of our assets in an untimely fashion or on less than favorable terms.

Natural gas and oil reserves are depleting assets and the failure to replace our reserves would adversely affect our production and cash flows.

Our future natural gas and oil production depends on continuing to make our current properties productive and our success in finding or acquiring new reserves. If we fail to replace reserves, our level of production and cash flows would be adversely impacted. Production from natural gas and oil properties decline as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves will decline as reserves are produced unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Further, the majority of our reserves are proved developed producing. Accordingly, we do not have significant opportunities to increase our production from our existing proved reserves. Our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves. If we are not successful, our future production and revenues will be adversely affected.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present values of our reserves.

The process of estimating natural gas and oil reserves is complex and involves a degree of subjective interpretation of technical data and information. It requires analysis of available technical data and the application of various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this report.

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

We have no conclusive assurance of title to our leased interests.

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

Our common stock is thinly traded.

Imperial has approximately 16.9 million shares of common stock outstanding, held by approximately 603 holders of record. Directors and officers own or have voting control over approximately 3.8 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

ITEM 2.	Description of Properties

Oil and Natural Gas Development, Major Properties

Coquille Bay Field

The Company assumed operations of the Coquille Bay field in January 2005 from Royal-T. The field is located in Plaqumines Parish, Louisiana in approximately 4-6 feet of water. Seventeen wells have produced oil and natural gas at depths ranging from 8,000 ft. to 11,000 feet. The Company manages the field under an Operating Agreement with the State of Louisiana and owns a record title 22% working interest and a 21.4% net revenue interest. Through non-consent provisions of the Operating Agreement, the Company currently has a 49.5 % working interest and a 41.2% net revenue interest. Prior to hurricane Katrina, the Company had the field producing at approximately 75 Bopd and 800 mcfpd from six completions, however production has been plagued by continuous repair and maintenance problems and over-sized equipment at the central facility and by the lack of sufficient gas for gas lifting of the oil wells. The Company had completed work on two additional wells that had sufficient gas flow rates to supply the necessary gas lift gas immediately prior to shutting down for the hurricane. The Company completed a majority of the repairs caused by the hurricane Katrina and began producing on a limited basis in September 2006, however continuous operations were not maintained until replacement of the over-sized rental compressor in April 2007. The Company was producing at approximately 70-80 Bopd and 450 mcfpd (net sales 100 mcfpd) at year end and is currently limited by its ability to dispose of salt water produced in the field. Currently oil production is around 65 Bopd with gas sales at approximately 50-100 mcfpd. Coquille Bay field has numerous workover opportunities available to increase production and reserves.

Haynesville Field

The Haynesville field is located in Claiborne and Webster Parishes in north Louisiana and the leases owned by Imperial have produced from the shallow Tokio sand at depths of approximately 3,500 feet. The Company owns an interest and operates some 21 wells in the field capable of producing approximately 128 Bopd. Current production from six completions is approximately 40 Bopd. A typical Tokio completion produces approximately 5-6

Bopd and 100-150 Bwpd. The Company completed a limited number of remedial workovers in the third quarter of its fiscal year to repair rod parts and tubing leaks and returned 5 wells to production at a combined test average of about 25 Bopd. The program was terminated due to limited capital. The Company is seeking additional capital to return the remaining wells to production. All of the leases are held by deeper Cotton Valley gas production owned by other companies. The Company owns and operates its own salt water disposal facilities on the leases. High volume lift equipment could significantly enhance production.

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

Royal-T Oil Co., Inc. acquired the rights from the LRDC in 1999 and settled the lawsuit with the oyster farmer and laid the flowline to a nearby Hilcorp platform. Royal-T opened the well for production and tested the well at 2.5 mmcfpd with 4,500# flowing tubing pressure on a 12/64ths choke when a wellhead leak forced Royal-T to kill the well in order to repair the leak. Royal-T perforated the well at 4,000 feet and circulated and pumped bay water into the well and eventually killed the well. After repairing the wellhead, royal-T was unable to swab the well on for production. Subsequently Royal-T re-perforated the well but ran out of funds before it could swab the well online. The well presently builds up surface pressure to 2,500# and the produces gas for several hours before loading up. The Company jetted the well with a coiled tugging unit in March 2006 after a failed attempt to run a TDT-P log due to being unable to reach bottom as a result of the tite spots in the tubing. The well did not sustain flow after the coiled tubing work and appears to have formation damage as the most recent tests indicate. Currently the gas sales line from Hilcorp’s platform which handles our gas prior to sales has been discontinued and there is no present outlet for gas sales from the field. The Company intends to re-perforate the well to attempt to re-establish communication with the reservoir once a firm gas sales outlet is established.

Luling Field

The Company owns the lease rights to the Pecan Gap formation and has acquired a 100% working interest and a 75% net revenue interest in 31 wells located in Guadalupe county, Texas that are productive in the Pecan Gap formation based on sidewall core and conventional core information. The Pecan Gap occurs at about 1,900 feet in these wellbores and is located above the Austin Chalk, which is the primary target in this field. It is expected that an average well will produce at a 30 Bopd rate and recover about 17.4 MBO after fracture stimulation in the Pecan Gap. The formation is approximately 100 feet in thickness. The Company is considering using coiled tubing to drill multiple short laterals in existing wellbores to develop the Pecan Gap formation. Infrastructure work is completed to begin workover operations on four wells, however due to limited available capital, the Company has temporarily postponed its recompletion efforts until capital is available for this project.

Kentucky Properties

The Kentucky properties are located in western Kentucky in the Claymour field, in Todd County. At present the Company has acquired a total of approximately 3,000 acres in the Claymour area. The Claymour field has approximately 29 wells tied into the 15 mile pipeline and gathering system that was purchased with the properties. The leases had lapsed and the Company has obtained approximately 3,500 acres of new leases. The primary producing zone is the New Albany Shale zone at 1,600 feet. The Company plans to rework the existing vertical wells for production and to drill new horizontal wells to determine the benefit that may be gained in production rates by horizontal drilling. The Company believes that significant economic benefit can be obtained by horizontal drilling in the New Albany Shale in this area. No proved reserves are included in the reserve report for these properties at this time.

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

The Company constructed a pilot plant in 1998 at the Duke Mine and moved a portable Cosmos Concentrator on to the site. The Company spent approximately $185,000 to conduct pilot recovery tests under a small miner’s permit exemption. Pilot plant results were encouraging despite mechanical start-up problems. Upon completion of its pilot tests, the Company suspended any further exploration until construction of a full-scale modular facility can be completed. Subject to capital availability, permitting and construction schedules, the cost to construct a full scale facility is approximately $8.0 million to achieve a capacity of 10,000 tons per day. Presently there are 5 other companies active in the development of claims in the vicinity of the Duke Mine. The Company entered into discussions with a mining company to provide the capital and manage the development of the mine and completed an agreement in connection with the change of control of Warrior in which the Company would retain a 5% net smelter royalty. The mining company was unable to complete its capital efforts in relation to the Duke Mine and as a result the Company re-assumed control of the claims and the mine. The Company is currently seeking a new partner.

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

The Company currently sells a substantial portion of its oil and gas production on “spot” market or short term contracts. During the year ended July 31, 2008, the Company sold approximately 67.2% and 12.4% of its oil and gas, respectively, to Plains Marketing and Mideast Gas Systems respectively. The Company does not believe that the loss of any of these purchasers would significantly impair its operation.

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

Title to Properties

Oil and Natural Gas

The Company has not obtained conclusive title surveys of its properties. In general, limited or dated and conditional title opinions exist on the leases, however, title surveys have been conducted by land men and title lawyers in the normal course of the Company’s acquisition and financing efforts and are not specifically assurances to the Company of absolute title. The Company has reviewed the validity and recording of the leases at the county courthouses in which the properties are located and believes that it holds valid title to its properties.

Mining

The Company does not have conclusive title opinions on its mining claims or leases and, therefore, has not identified potential adverse claimants nor has it quantified the risk that any adverse claims may successfully contest all or a portion of its title to the claims. Furthermore, the validity of all unpatented mining claims is dependent upon inherent uncertainties such as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. In the absence of a discovery of valuable minerals, a mining claim is open to location by others unless the claimant is in actual possession of and diligently working the claim (pedis possessio) No assurance can be given with respect to unpatented mining claims in the exploratory stage that a discovery of a valuable mineral deposit will be made.

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

Imperial Petroleum, Inc. vs. Ravello Capital LLC

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

The Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola County, Texas . The Crump Unit encompasses the Company’s Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff’s damages resulting from the Company’s failure to develop the property. The Company executed a farmout agreement with Burke Royalty (“Burke”), a co-defendant in the suit, regarding the acreage in question. Burke negotiated a settlement under which the Plaintiffs would arrange to drill additional wells. The Company has a 12.5% carried working interest in the first well drilled in the unit and the right to participate for a 12.5% working interest in subsequent wells. Chesapeake is the operator of the exploration agreement and has not recognized the Company’s interest in these wells to date. The Company has contacted Chesapeake and has provided documentation to Chesapeake which the Company believes demonstrates its ownership. No response from Chesapeake has been received to date.

Gary Bolen, et al vs. Imperial Petroleum, Inc.: Wrongful Garnishment:

The case filed in Midland County, Texas No. CV 45671 on July 24, 2008 stems from a dispute in 2005 in which Pharoh Oil & Gas, a company owned by Mr. Bolen ceased accepting saltwater from the University BX lease despite a valid saltwater disposal agreement in place, owned by Imperial at the time, and resulted Imperial obtaining a monetary judgment against Pharoh and Bolen and executing garnishment procedures to allow the money to be escrowed pending final outcome of that trial. Imperial prevailed in that trial, through the Supreme Court of Texas, and received the judgment proceeds. Bolen contends that the procedures used by Imperial in garnishing the funds to be escrowed were improper and seeks unspecified damages. The Company is vigorously defending itself in this case.

Hillside Oil and Gas, Inc. vs. Mideast Gas Systems, Inc. and CoBas Energy, Inc.:

Hillside, as contract operator for Imperial and on behalf of the working interest owners, sued Mideast and CoBas on March 14, 2008 in United States District Court for the Western District of Texas, Midland/Odessa Division , Cause No. Mo08CV035, in connection with a marketing scheme that was put in place by those parties in the Coquille Bay field in Louisiana that resulted in additional higher than normal transportation fees and additional marketing fees for oil and gas sold from the field. Hillside, on behalf of the working interest owners, has settled with Mideast and has agreed to pay Mideast $90,000 in four equal installments to relinquish any claims to transportation and marketing. Two payments by the working interest owners totaling $45,000 have been made to Mideast. As a result of the settlement with Mideast, a counter-suit by Petroleum Purchasing Ltd, an affiliate of Mideast, against Imperial for breach of contract, has also been settled. Hillside intends to continue to pursue its claims against CoBas.

Dan Westerfield et al vs. Imperial Petroleum, Inc. et al:

Certain working interest owners have sued Imperial, Hillside, Wilson and Thagard filed April 14, 2008 in the 25th Judicial District Court for the State of Louisiana, Plaquemines Parish, Division B, Suit No. 55-748 in regard to operations and accounting issues at Coquille Bay field. Mr. Westerfield is the principal party involved in CoBas Energy, Inc., named in the above marketing lawsuit Cause No. MO08CV035. Apparently the parties are attempting to use the courts to circumvent the Joint Operating Agreement in an attempt to have us removed as operator. We intend to vigorously defend ourselves in this litigation.

Dan Westerfield et al vs. Imperial Petroleum, Inc. et al:

Certain working interest owners have sued Imperial, Hillside, Wilson and Thagard filed April 14, 2008 in the 25th Judicial District Court for the State of Louisiana, Plaqueminses Parish Division A, Suit No. 55-747 in regard to operations issues Bastian Bay field. Mr. Westerfield is the principal party involved in CoBas Energy, Inc., named in the above lawsuit. Apparently the parties are attempting to use the courts to circumvent the Joint Operating Agreement in an attempt to have us removed as operator. We intend to vigorously defend ourselves in this litigation.

Pearl River Navigation vs. Imperial Petroleum, Inc.

Pearl River conducted barge and crane operations after hurricane Katrina on the Coquille Bay field in Louisiana on behalf of the working interest owners. A dispute arose between the parties regarding the availability of Pearl River’s crane operator on weekends, despite the fact that Pearl River continued to bill for such operations. The Company refused to pay the disputed invoices and Pearl River filed a lien in the amount of approximately $789,000 despite approximately $225,000 in payments by the Company. Pearl River filed a lawsuit dated August 1, 2007 in the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana. the case was moved to the United States District Court for the Eastern District of Louisiana, Civil Action No. 07-9619, Section “I”(4). The Company and Pearl River have been in negotiations over a settlement of the lien and Pearl River has agreed to accept a one-time cash payment of $270,000. The Company does not currently have the funds to tender a lump sum payment to Pearl River to settle the matter and has requested payment terms which have thus far been denied by Pearl River. The Company intends to continue to negotiate with Pearl River in an attempt to settle this matter.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.	Market For Registrant’s Common Stock; and Related Stockholder Matters.

The Company’s common stock is traded in the over-the-counter market. From 1984 to 1997 trading had been so limited and sporadic that it was not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company was advised that trading in its shares resumed in September 1997 and the Company’s stock was quoted at approximately $0.25 per share in sporadic trading. At July 31, 2008, the approximate bid price for the Company’s common stock was $0.06 per share and the approximate asked price was $0.15 per share with a closing price of $0.08 per share.

No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

There are approximately 602 holders of record of the Company’s common stock.

ITEM 6.	Selected Financial Data.

	2008	2007	2006	2005	2004
Operating Revenue	1,855,381	1,143,194	3,435,006	2,963,651	1,931,593
Income (loss) from continuing opns	(668,891)	(1,655,802)	372,878	73,783	223,678
Net Income (loss)	(2,588,859)	(3,243,996)	(3,426,724)	(2,695,812)	(1,450,822)
Net Income (loss) per share	(0.16)	(0.28)	(0.31)	(0.26)	(0.16)
Total Assets	6,273,704	6,101,286	18,085,079	17,082,279	16,502,317
Stockholder’s Equity	(9,882,882)	(7,354,022)	(5,428,118)	(2,198,762)	28,340
Cash Dividends Paid per Common Share	0	0	0	0	0
Number of Outstanding Shares (weighted)	16,289,523	11,487,701	10,946,960	10,465,050	8,912,026

ITEM 7.	Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

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

Crude oil and natural gas prices increased significantly during fiscal 2008 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $120/Bbl for oil and $9.00 per Mmbtu for natural gas at July 31, 2008. Since that time prices have first remained high and have more recently taken a dramatic drop in prices that reflect softness in world economies as a result of the global economic downtunr and the perceived impact to future demand for oil and gas. The impact of high prices turning to lowered prices is uncertain and much volatility exists in world oil and gas pricing as oil producing countries are threatening an imposed drop in production to compensate for lower prices. If pricing remains high, by demand or artificial methods employed by the oil producing countries, the impact will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to widely fluctuate and to be influenced by global economic turmoil, Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

Prices for gold had remained relatively stable and has edged significantly higher during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation and most likely reflects a “flight to gold” in the face of global economic turmoil. Current spot prices for gold are approximately $800.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

Copper prices have fluctuated dramatically since the Company’s acquisition of its copper property with prices ranging from a low of about $0.65 per pound in August 1993 to about $2.87 per pound today. Currently, copper prices have edged significantly downward. Wide variations in copper prices have resulted from the increased demand for electrical wire and copper related products as a result of the continued high growth rate of the economies of the industrialized nations and as a result of periodic reductions in the availability of scrap copper for recycling. Continued fluctuations in the spot price for copper are expected to result from variations in the availability of scrap copper and the continued strong demand from emerging nations.

Year ended July 31, 2008 compared to year ended July 31, 2007

Total revenues for the Company for the year ended July 31, 2008 were $1,855,381 compared to $1,143,194 for the prior year and represent a 62.3% increase. The increase in total revenues is a result of increased commodity (primarily crude oil) prices during the year from an average receiving price in 2007 of $60.57/Bbl to $95.71/Bbl in 2008 and due to an increase in production. Production volumes increased by 19.5% primarily due to Coquille Bay production. With continued softness in commodity prices, the Company expects its revenues to remain flat or decline slightly in the coming quarters, despite increased production from Coquille Bay and North Louisiana.

Total operating expenses for the year ended July 31, 2008 were $2,524,272 compared to $2,798,996 for the year earlier. Operating expenses have decreased despite increased activity at Coquille Bay and are expected to remain stable. General and administrative costs (“G&A”) for the year ended July 31, 2008 were $758,269 compared to $1,905,298 for the year ended July 31, 2007 and reflect lower expenses due to the elimination of non-cash charges for the issuance of warrants. G&A costs are expected to continue to remain at the current levels. Interest costs increased to $1,923,838 for the year ended July 31, 2008 compared to $1,716,183 for the prior year as a result of the increase in rates associated with the Company credit facility and increased borrowings. Interest costs will continue to increase under the current credit facility.

The Company incurred a net, or so–called after tax. loss of $2,588,859 ($0.159 per share) for the fiscal year ended July 31, 2008 compared to an after tax loss of $3,243,996 ($0.29 per share) for the prior year. The largest component of the net loss is interest expense, representing 73%. Depreciation, depletion and amortization costs decreased from a total of $914,878 last year to $624,120 in the current year as a result of no additional fees in the current year for credit agreement amendments. The Company expects to continue to incur losses until such time as its production is significantly increased.

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

The Company incurred an after tax loss of $3,243,996 ($0.29 per share) for the fiscal year ended July 31, 2007 compared to a loss of $3,426,724 ($0.31 per share) for the prior year. The reduction in the net loss is primarily the result of a gain from the sale of properties of approximately $865,190 The largest component of the net loss is interest expense. Depreciation, depletion and amortization costs decreased from a total of $1,788,350 last year to $914,878 in the current year due to the sale of assets. The Company expects to continue to incur losses until its workover program is completed and its production is maximized.

Capital Resources and Liquidity

Because of the closing of the Hillside, Warrior and Coquille Bay asset acquisitions in 2004, the Company’s capital requirements relate primarily to the remedial efforts to return wells to production and to workover and repair operations on various wells to increase production, including the repairs required at Coquille Bay after hurricane Katrina. Now that the repairs at Coquille Bay are completed and production has been re-established, the Company has a great deal of flexibility in the timing and amount of these expenditures. Capital expenditures for the most recent year totaled $872,806 which was funded from borrowings under the Company’s credit facility.

As a result of the inability of the Company to raise capital for its mining operations, Management decided to terminate all of the Company’s mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. Management decided to seek a partner for the Duke Mine during 2005 and focus its management resources and limited capital on the oil and natural gas properties acquired from Hillside and Warrior and to focus on additional acquisitions in the oil and gas sector. The Company completed a joint venture arrangement with ATLCC during the year ended July 31, 2007, however ATLCC failed to provide the development capital and the Company re-assumed operations of the property and is currently seeking a new partner.

As a result of the impact of Hurricane Katrina to the Company’s south Louisiana operations and facilities, the Company became non-compliant with the terms of its original credit agreements that had been put in place in early 2004. The Company decided to pursue the sale of assets to reduce bank debt and negotiated a Forbearance Agreement with its senior lenders in February 2006 to allow it sufficient time to complete a sale of assets The Company signed a Definitive Purchase and Sales Agreement with Whittier Energy Company and Premier Natural Resources LLC that was closed on August 9, 2006. The proceeds of the initial closing (also referred to as Phase I) of approximately $12.0 million were used to reduce senior debt by $11.3 million and to pay vendor payables. A second closing (also referred to as Post-Closing or Phase II Closing) of the asset sale to Whittier and Premier occurred on November 9, 2006 and resulted in approximately $1.85 million in additional proceeds to the Company that were used to further retire senior debt ($1.7 million) and to reduce vendor payables ($0.15 million).

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

On March 26, 2008 as a result of a cash flow shortage created by the temporary loss of production at Coquille Bay, the Company negotiated a Forbearance Agreement and Amendment Number One to Credit Agreement with its senior lender in order to access additional borrowings under its credit facility. The Company had previously been out of compliance with its original credit agreement due to its delinquency in the payment of certain amounts due its senior lender and due to certain reporting deficiencies. In connection with the amended credit agreement, the Company was required to engage an investment advisor acceptable to its senior lender to assist the Company in either liquidating assets to retire the debt or otherwise re-financing the senior debt. With the mutual consent of its senior lender, the Company has undertaken an effort to accomplish these goals prior to the engagement of an investment banker and is currently working with interested parties.

The Company received a notice from its senior lender on October 10, 2008, that it is in default of the Forbearance Agreement and that the lender intends to begin foreclosure proceedings after October 24, 2008. (see Form 8-K filed October 15, 2008, incorporated herein by reference) As of the date of this filing, the Company has not received any further notices from its lender regarding the initiation of further action or foreclosure proceedings. The Company, however, has initiated discussions with its senior lender in regards to the negotiations of a new Forbearance Agreement. There can be no assurance, however, that such negotiations will be successfully concluded and such an agreement can be reached.

As of July 31, 2008 the Company believes it was in compliance with the covenants of the amended credit agreements, however as indicated above, its senior lender disagrees and has subsequently issued its notice of default. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2 years from the closing date (April 14, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan. As a result of the above referenced default notice on the senior debt, the Company is automatically noncompliant with the terms of the subordinated financing with this Bank.

The timing of expenditures for the Company’s oil and natural gas and mining activities are generally distributed over several months, however, any cessation of production or catastrophe type expenditures create significant cash flow shortages for the Company. The Company anticipates its current working capital will not be sufficient to meet its required capital expenditures and that the Company will be required to either access additional borrowings from its lender or access outside capital. Currently the Company projects it will require non-discretionary capital expenditures of approximately $260,000 in fiscal 2009 to maintain its current levels of production. Without access to such capital for non-discretionary projects, the Company’s production may be significantly curtailed or shut in and jeopardize its leases. The Company has no immediate plans to spend any capital on the Duke Mine during the present fiscal year. The Company believes it will be required to access outside capital either through debt or equity placements or through joint venture operations with other mining companies to develop the Duke Mine. There can be no assurance that the Company will be successful in its efforts to locate additional and necessary capital and as a result the level of the Company’s mining activities may need to be curtailed, deferred or abandoned entirely.

The level of the Company’s capital expenditures will vary in the future depending on commodity market conditions, upon the level of oil and gas activity achieved by the Company, the success of its remedial workover operations and upon the availability of capital for discretionary and non-discretionary projects. The Company anticipates that its cash flow will not be sufficient to fund its operations at their current levels due to certain known non-discretionary capital requirements and that additional funds or borrowings will be required for expansion. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain. The Company has no unused availability under its existing credit facility and any access to additional capital under those facilities will be subject to lender discretion. Depending upon the size of a potential new acquisition, the Company believes it may be necessary to raise equity, either through the issuance of additional shares to new investors or the sale of certain of its remaining oil and gas properties. The Company is pursuing additional acquisitions at the present time.

The Company has also has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $529,367 as of July 31, 2008. These loans bear market rates of interest and flexible terms. These funds have been used to maintain the Company’s oil and gas and mining activities and fund its overhead requirements. In addition, as of July 31, 2008 the Company has accrued salaries due its Chairman and President of $23,333.34. Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At July 31, 2008, the Company had current valued assets of $1,145,733., including $185,872 in cash and cash equivalents, $75,906 in certificates of deposit, and $883,955 in trade and oil and gas accounts receivable. and current liabilities of $15,817,300, which resulted in negative working capital of $14,671,567. . The negative working capital position is comprised of senior and subordinated debt due in less than one year of $12,878,775; trade accounts payable of $1,181,963; of accrued expenses payable of $676,954 consisting primarily of interest and accrued salaries payable to the Company’s President, notes payable to the Company’s President of $529,367; and third party notes payable of $82,426. As of July 31, 2008 the Company had cash and cash equivalents of $185,872.

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

Revolving Loan

The Company completed the Revolving Loan, an $15 million revolving financing of which approximately $9.6 million was required at closing, including approximately $0.25 million in working capital, $0.3 million for the Caltex acquisition and $0.6 million in development capital for workovers. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of April 2007, the Company had available borrowing capacity of approximately $10.5 million based upon the current oil and gas properties evaluation. The Revolving Loan has a term of 2 years (April 14, 2009) and an interest rate of LIBOR plus 1,100 basis points and subject to a LIBOR floor of 5%. (The LIBOR Rate for July 2007 was 5.37%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. In addition the Lender is granted a 2.5 % over-riding royalty interest payable from the monthly production of the Company. The Company completed a Forbearance Agreement and Amendment Number One to Credit Agreement dated March 26, 2008 providing the Company with access to additional borrowings under the credit facility in the approximate amount of $365,000. As of July 31, 2008 the Company was in compliance with the covenants of credit agreements as amended. However, the Company received a subsequent notice dated October 10, 2008 indicating the Company was in default of the terms of the Forbearance Agreement and that the lender intended to begin foreclosure proceedings on or after October 24, 2008. As of the date of this filing, the Company has received no further notices from its lender with regard to foreclosure proceedings. (see Form 8-K filing dated October 15, 2008 incorporated herein by reference) The Company is currently in discussions with its senior lender in regards to the negotiation of a new Forbearance Agreement, however there can be no assurances such an agreement can be reached.

Subordinated Debt

In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2 years from the closing date (April 14, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan. As a result of the above –referenced notice of default on its senior debt, the Company is also in default with respect to its subordinated debt facility.

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

In connection with the preparation of this annual report on Form 10-K/A, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of July 31, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(c) and (d) of the Exchange Act. Our internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, financial disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable and in accordance with generally accepted accounting principles of the United States of America (GAAP).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of July 31, 2008. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of July 31, 2008, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

Segregation of Duties

As a result of lack of employees, we were unable to meet certain segregation of duties criteria and did not have existing resources for creating a compensating control mechanism. In June 2008, during our evaluation of our internal controls, Mr. Wilson, our combined Chief Executive Officer and Chief Financial Officer, identified the inability to include proper segregation of transaction authorization, transaction processing and custody within our accounting department, resulting in a material weakness in our internal controls over financial reporting. Despite our material weakness regarding our segregation of duties, we believe that our financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Remediation Initiative

We will not be able to rectify the segregation of duties weakness until we have more employees. We have continued to engage an outside consulting firm to assist us in implementing additional controls to improve our overall control processes and provide checks and balances. In addition, it is our intention to hire a minimum of one qualified accounting individual as soon as the necessary financial resources become available.

Other than the weakness identified above and our remediation of the weakness, there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in this annual report.

Changes in Internal Controls

The Company changed its system of internal controls in 2005 to include the review and compilation of its financial information by independent accountants in cooperation with the Company’s own internal staff. No additional changes in internal controls were made during 2008. The Company’s Certifying Officers believe that these previous changes to the Company’s system of internal control over financial reporting has materially affected, and is reasonably likely to materially affect, the Company’s system of controls over financial reporting in the future.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of Registrant.

Directors and Executive Officers

The following table sets forth certain information regarding the directors, executive officers and key employees of the Company.

Name	Age	Position
Jeffrey T. Wilson	55	Director, Chairman of the Board, President and Chief Executive Officer

Annalee C. Wilson	52	Director

Aaron M. Wilson	29	Director

Malcolm W. Henley	56	Director

J. Gregory Thagard	45	Director

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

Aaron M. Wilson has been a Director of the Company since August 2001. Mr. Wilson is a Vice President of HN Corporation and is the Manager of the Successories franchise store located at Castleton Square Mall owned by HN Corporation. Mr. Wilson received a dual degree in Business Economics and Political Science from the University of Kentucky in 2002. Mr. Wilson is currently active with the Company’s biofuels efforts for the Hoosier Biodiesel subsidiary.

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

Based upon a review of From 3, 4 and 5 filings made by the Company’s officers and directors during the past fiscal year ended July 31, 2008 under Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

ITEM 11.	Executive Compensation.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company’s Chairman of the Board, President and Chief Executive Officer and (2) other compensation paid to officers and directors of the Company. Except as provided in the table below, during the three fiscal years ended July 31, 2008, 2007 and 2006 (i) no restricted stock awards were granted, (ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

SUMMARY COMPENSATION TABLE

	Annual Compensation		Long Term Awards Warrants
Name and Principal Position	Year	Salary	Bonus	# shares
Jeffrey T. Wilson	2008	$140,000	_______	—
	2007	$140,000	_______	200,000	*
	2006	$111,667	_______	1,533,000	**
Annalee C. Wilson	2008	_______	_______	—
	2007	_______	_______	200,000	*
	2006	_______	_______	667,000	**
Aaron M. Wilson	2008	_______	_______	—
	2007	_______	_______	200,000	*
	2006	_______	_______	_______
Malcolm W. Henley	2008	_______	_______	—
	2007	_______	_______	200,000	*
	2006	_______	_______	—

*	Expired;

**	Excercised

None of the executive officers listed received prerequisites or other personal benefits that exceeded the greater of $50,000 or 10% of the salary and bonus for such officers. Directors are currently not paid for their service to the Company. Mr. Thagard , Mr. Malcolm Henley and Mr. Aaron Wilson have received compensation as consultants and contractors to the Company and its subsidiaries in the current fiscal year ending July 31, 2008 in the amounts of $84,000, $26,100 and $75,600 respectively.

The Board of Directors, from both publicly disclosed sources and from private discussions, periodically determines the level of executive compensation and any increases thereto based on comparable salaries for executives of similar sized companies within our industry in setting the compensation for Mr. Wilson. The Board believes that the compensation of Mr. Wilson, in light of his many duties typically performed by more than one person, is well within the compensation levels for executives of a similar type and functioning in companies of a similar size.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management.

As of July 31, 2008, the Company has 16,964,441 issued and outstanding shares of common stock. The following table sets forth, as of July 31, 2008, the number and percentage of shares of common stock of the Company owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company’s common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31,2008, the Company had approximately 602 holders of common stock of record.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Jeffrey T. Wilson (1)(4)	2,608,834	15.4%
Annalee C. Wilson (2)(4)	981,030	5.8%
Aaron M. Wilson (3)(4)	31,635	0.2%
All officers and directors as a Group (3 people) at 7/31/2008	3,621,499	21.3%
Taghmen Ventures Ltd (5)	1,000,000	5.9%
RAB Special Situations LP (6)	1,000,000	5.9%
James M. Clements (7)	620,000	3.7%
Wakabayashi Fund	900,000	5.3%
Total officers, directors and 5% shareholders	7,141,499	42.1%

(1)	The mailing address of Mr. Jeffrey Wilson is PO Box 1006, Evansville, IN 47706. Includes 147,395 shares held jointly with Mrs. Wilson; includes 416,753 shares owned by HN Corporation in which Mr. Wilson owns 33.3%. Does not include 75,000 shares held in Trust by Old National Bank for Mr. Wilson’s children

(2)	The mailing address of Mrs. Annalee Wilson is PO Box 1006, Evansville, IN 47706. Includes 147,396 shares held jointly with Mr. Wilson; includes 833,634 shares owned by HN Corporation in which Mrs. Wilson owns 66.7%. Does not include 75,000 shares held in Trust by Old National Bank for Mrs. Wilson’s children.

(3)	The mailing address for Mr. Aaron Wilson is PO Box 1006, Evansville, IN 47706. Includes 31,635 shares held in Trust by Old National Bank.

(4)	The mailing address of HN Corporation is 3117 N First Ave., Evansville, IN 47710. Mrs. Annalee Wilson is the President of HN Corporation, Jeffrey T. Wilson is the Vice President of HN Corporation and Aaron M. Wilson is a Vice President of HN Corporation.

(5)	The address of Taghmen Ventures Ltd. is EFG House, St Julian’s Avenue, St Peter Port Guernsey.

(6)	The mailing address of RAB Special Situations LP is C/O Morgan Stanley 25 Cabot Square, 3rd Floor, Canary Wharf, London, E144QA.

(7)	The mailing address of Mr. Clements is 3643 Baker Street, San Diego, CA 92117

ITEM 13.	Certain Relationships and Related Transactions.

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $529,367 in principal as of July 31, 2008 and has accrued salaries due from the Company of $23,333.34.

HN Corporation, a private retail company owned by Mr. Wilson and his wife, has made unsecured loans to the Company from time-to-time which total $0 in principal as of July 31, 2008. Annalee Wilson serves as the President of HN Corporation and owns 66.7% of its common stock, Jeffrey T. Wilson serves as the Vice President and Secretary of HN Corporation and owns 33.3% of its stock and Aaron M. Wilson serves as a Vice President of HN Corporation.

Mr. Thagard , Mr. Malcolm Henley and Mr. Aaron Wilson, each directors of the Company, have received compensation as consultants and contractors to the Company and its subsidiaries in the current fiscal year ending July 31, 2008 in the amounts of $84,000, $26,100 and $75,600, respectively.

ITEM 14.	Principal Accountant Fees and Services.

The following table presents the fees for professional audit services rendered by the accountancy firm of Weaver & Martin, LLC for the audit of the Company’s annual consolidated financial statements for the fiscal year ended July 31, 2008 and for the fiscal year ended July 31, 2007, and fees for other services rendered by each during those periods:

Fee Category	Fiscal 2008	Fiscal 2007
Audit Fees	$30,000	$30,000
Audit-Related Fees	$9,750	$9,750
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$39,750	$39,750

Audit fees include fees related to the services rendered in connection with the annual audit of the Company’s consolidated financial statements, the quarterly reviews of the Company’s quarterly reports on Form 10-Q and the reviews of and other services related to registration statements and other offering memoranda. The audit fees in 2008 were comparable to those incurred in 2007.

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

All of the services for 2008 and 2007 were performed by the full-time, permanent employees of Weaver and Martin, LLC

All of the 2008 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors to the extent that rule was applicable during fiscal year 2008. Weaver & Martin, LLC has not provided any services un-related to the audit during 2008.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Financial Statements and Schedules

Financial Statements of Imperial Petroleum, Inc.

Reports of Independent Public Accountants;

Consolidated Balance Sheets as of July 31, 2008 and 2007;

Consolidated Statements of Operations for the years ended July 31, 2008, 2007, and 2006;

Consolidated Statements of Stockholder Equity for the years ended July 31, 2008, 2007, and 2006;

Consolidated Statements of Cash Flows for the years ended July 31, 2008, 2007, and 2006;

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

10/16/06 Change of auditors to Weaver & Martin LLC.

4/18/07: 8-K: Refinance of Senior and Subordinated Debt.

6/22/07: 8-K: Definitive Agreement to acquire assets from Apollo Resources International Inc.

8/07/07: 8-K: Termination of Apollo acquisition.

4/15/08: 8-K: Forbearance Agreement and Amendment Number 1 to Credit Agreement.

10/15/08: 8-K: Notice of Default on Forbearance Agreement.

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

IMPERIAL PETROLEUM, INC.

Date: October 29, 2008	/s/ Jeffrey T. Wilson
Jeffrey T. Wilson, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey T. Wilson Jeffrey T. Wilson	President and Chief Executive Officer (Principal Executive Officer) and Director	October 29, 2008

IMPERIAL PETROLEUM, INC.

Index to Consolidated Financial Statements

Audited Financial Statements of Imperial Petroleum, Inc.

(See Item 15: Exhibits, Financial Statements and Reports on Form 8-K)

IMPERIAL PETROLEUM, INC.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Imperial Petroleum, Inc. and Subsidiaries

Evansville, Indiana

We have audited the accompanying consolidated balance sheet of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the three years ended July 31, 2008 . These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the three years ended July 31, 2008, in conformity with U. S. generally accepted accounting principles.

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

/s/ Weaver & Martin, LLC

Weaver & Martin, LLC
Kansas City Missouri
October 29, 2008

IMPERIAL PETROLEUM, INC.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consolidated Balance Sheet

July 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets:
Cash	$185,872	$588,658
Certificates of Deposit	75,906	200,386
Accounts Receivable	883,955	422,958

Total current assets	1,145,733	1,212,002
Property, plant and equipment:
Mining claims, options, and development costs	40,620	50,620
Oil and gas properties (full cost method)	5,739,795	4,866,989

	5,780,415	4,917,609
Less: accumulated depreciation, depletion and amortization	(898,591)	(621,971)

Net property, plant and equipment	4,881,824	4,295,638
Other assets:
Deferred financing expense—net of accumulated amortization of $2,966,186 and $2,618,687, respectively	246,147	593,646

Total assets	$6,273,704	$6,101,286

IMPERIAL PETROLEUM, INC.

Consolidated Balance Sheet

July 31, 2008 and 2007

	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,181,963	$1,108,977
Accrued expenses	676,954	430,962
Notes payable – current portion	432,426	115,955
Notes payable – related parties	529,367	483,918
Line of Credit	12,528,775	—

Other Current Liabilities	467,815	467,814

Total current liabilities	15,817,300	2,607,626
Long-term liabilities:
Asset retirement obligation	349,286	150,682
Notes payable	0	350,000
Line of credit	0	10,347,000

Total long-term liabilities	349,286	10,847,682
STOCKHOLDERS’ EQUITY:
Common stock of $.006 par value; authorized 150,000,000 shares; 16,964,441 and 14,964,441 issued, respectively	101,788	89,788
Common stock owed but not issued, 1,000,000 shares at July 31, 2007	0	6,000
Paid-in capital	11,511,265	11,467,265
Unamortized cost of stock issued for services	0	0
Retained deficit	(20,798,631)	(18,209,771)
Treasury stock, at cost (241,637 shares)	(707,304)	(707,304)

Total stockholders’ equity	(9,892,882)	(7,354,022)

Total liabilities and stockholders’ equity	$6,273,704	$6,101,286

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Operations

For the Years Ended July 31, 2008, 2007 and 2006

	2008	2007	2006
Revenues and other income:
Oil and gas	$1,855,381	$1,143,194	$3,435,006

Total operating income	1,855,381	1,143,194	3,435,006
Costs and expenses:
Production costs and taxes	1,487,460	729,293	1,289,074
Mining lease expense	1,923	14,768	1,920
General and administrative	758,269	1,905,298	989,514
Depreciation, depletion and amortization	276,620	149,607	781,620

Total costs and expenses	2,524,272	2,798,996	3,062,128

Net Income (Loss) from operations	(668,891)	(1,655,802)	372,878
Other income and (expense):
Interest expense	(1,923,838)	(1,716,183)	(2,792,872)
Interest income	31,849	28,040	—
Amortization of loan fees	(347,500)	(765,271)	(1,006,730)
Other income (expense)	190,000	—	—
Gain (loss) on sale of assets	129,521	865,190	—

Total other income and (expense)	(1,919,968)	(1,588,224)	(3,799,602)

Net loss before income tax	(2,588,859)	(3,243,996)	(3,426,724)
Provision for income taxes:
Current	—	—	—
Deferred	—	—	—

Total benefit from income taxes	—	—	—

NET LOSS	$(2,588,859)	$(3,243,996)	$(3,426,724)

NET LOSS PER SHARE	$(0.16)	$(0.28)	$(0.31)

WEIGHTED AVERAGE SHARES OUTSTANDING	16,289,523	11,487,701	10,946,960

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended July 31, 2008, 2007 and 2006

	Common Stock		Additional Paid-In Capital	Unamortized Cost of Stock Issued	Retained Deficit	Treasury Stock	Total Stockholder’s Equity
	Shares	Par Value
BALANCE, July 31, 2005	10,866,126	$65,197	$9,982,396	—	$(11,539,051)	$(707,304)	$(2,198,762)
Stock issued for services	375,000	2,250	125,250	(69,750)	—	—	57,750
Debt converted to stock	—	—	139,618	—	—	—	139,618
Net loss for the period	—	—	—	—	(3,426,724)	—	(3,426,724)

BALANCE, July 31, 2006	11,241,126	$67,447	10,247,264	(69,750)	$(14,965,775)	$(707,304)	$(5,428,118)
Options issued for services	—	—	1,042,852	—	—	—	1,042,852
Stock cancelled	(125,000)	(750)	750	—	—	—	—
Stock issued for services	468,616	2,812	34,988	—	—	—	37,800
Stock issued for assets	220,000	1,320	24,860	—	—	—	26,180
Options exercised	4,160,000	24,960	115,040	—	—	—	140,000
Amortization of prior	—	—	—	69,750	—	—	69,750
Capital contributed	—	—	500	—	—	—	500
Net loss for the period	—	—	—	—	(3,243,996)	—	(3,243,996)
Rounding	(301)	(1)	1,011	—	—	—	1,010

BALANCE, July 31, 2007	15,964,441	$95,788	$11,467,265	$—	$(18,209,771)	$(707,304)	(7,354,022)

Stock Issued for services	1,000,000	$6,000	$44,000	—	—	—	$50,000
Net loss for the period	—	—	—	—	(2,588,859)	—	(2,588,859)

BALANCE, July 31, 2008	16,964,441	$101,788	$11,511,265	—	$(20,798,631)	$(707,304)	$(9,892,882)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2008, 2007 and 2006

	2008	2007	2006
Operating activities:
Net loss	$(2,588,859)	$(3,243,996)	$(3,426,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	624,120	914,878	1,788,350
Expenses paid with common stock and warrants	50,000	1,107,842	57,500
Amortization of stock issued for services	—	69,750	—
Gain on sale and disposal of assets	(129,521)	(865,190)	—
Change in accounts receivable	(460,997)	75,941	263,145
Change in other assets	0	—	36,506
Change in accounts payable	72,986	(1,044,554)	704,901
Change in other liabilities	198,604	392,113	22,580
Change in accrued expenses	245,992	107,350	(101,577)

Net cash provided by (used in) operating activities	(1,987,675)	(2,485,866)	(655,319)
Investing activities:
Purchase of oil and gas	(872,806)	(652,306)	(2,110,685)
Purchase of mining claims	0	(8,860)
Reinvestment in certificates of deposit	—	(28,040)	(120,116)
Proceeds from certificates of deposit	124,480	—	—
Proceeds of sale of assets	139,520	13,696,102

Net cash provided by (used in) investing activities	$(608,806)	13,006,896	$(2,230,801)

Financing activities:
Proceeds from notes payable	2,185,557	10,347,000	3,824,022
Payments on notes payable	(29,312)	(19,588,261)	(76,902)
Proceeds from notes payable-related party	37,450	—	3,000
Payments to notes payable-related party	—	(136,611)	(4,000)
Payment of financing cost	—	(695,000)	(860,000)
Contributed capital	0	500	—
Proceeds from stock warrants exercised	—	140,000	—

Net cash provided by (used in) financing activities	2,193,695	(9,932,372)	2,886,120

Net change in cash and cash equivalents	(402,786)	588,658	—
Cash and cash equivalents, beginning of year	588,658	—	—

Cash and cash equivalents, end of year	185,872	$588,658	$—

Supplemental disclosures for cash flow information:
Cash paid during the period for
Interest	$14,182	$6,380,786	$13,330
Income taxes	—	—	—
Supplemental schedule of non-cash investing and financing:
Stock issued for fixed assets	$—	$26,180	$—
Stock issued for services and interest	50,000	37,800	127,500
Options issued for services	—	1,042,852	—
Stock issued to extinguish debt	—	—	139,618

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements

For the Years Ended July 31, 2008, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Imperial Petroleum, Inc. (the “Company”), a publicly held corporation, was organized under the laws of the state of Nevada.

The Company’s principal business consists of oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. At July 31, 2008, the Company had not begun mining activities.

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

Accounts Receivable

Bad debts on receivables are evaluated periodically and charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts is included in the financial statements. During 2008, 2007 and 2006 the Company charged off $0.

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

The Company’s cash is deposited in two financial institutions. Cash and certificates of deposit at banks are insured by the FDIC up to $250,000. At times, the balances in these accounts may be in excess of federally insured limits. The Company currently operates in the oil and gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company’s major purchasers of its oil and gas during 2008 were Plains Marketing and Mideast Gas Systems, Inc. accounting for 42.9% and 21.0% revenues respectively. The Company’s major purchasers of its oil and gas during 2007 were Plains Marketing and Mideast Gas Systems, Inc., accounting for 42.9% and 21.0% revenues, respectively.

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

Amortization of Financing Fees

Deferred financing fees are amortized ratably over the term of the related debt. Amortization expense for the years ended July 31, 2008, 2007 and 2006 was $347,500, $765,271, and $1,006,730 respectively.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our consolidated balance sheet or statement of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is not effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position. results of operation or cash flow.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS No. 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquirer. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning December 15, 2008. The adoption of SFAS No. 141 (Revised) is not expected to have a material impact on the Company’s financial position, result of operation or cash flows.

2.	GOING CONCERN

Financial Condition

The Company’s financial statements for the year ended July 31, 2008 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $2,588,859, $3,243,996, and $3,426,724 for the years ended July 31, 2008, 2005 and 2006, respectively, and as of July 31, 2008 has an accumulated deficit of $20,798,631.

Management Plans to Continue as a Going Concern

The Company is currently operating under a Forbearance Agreement with its Senior Lender, that, among other things, called for the engagement of an investment advisor and/or sales agent by the Company to explore the sale of assets to reduce debt. The Company and its Lender have agreed verbally to post-pone the engagement of that advisor due to the estimated proceeds from a sale as a result of the preliminary evaluation by the Natural Gas Clearinghouse, an auction company. Instead the Company’s management has had discussions with several parties regarding a merger, sale or refinancing of the Company’s senior debt and has provided those offers to its Lender in each case. Each such offer has been declined by the Lender as insufficient to retire the debt. The Company continues in discussions with one of those parties although it is expected that the offer will also be insufficient to retire the debt. In light of the notice of default received October 10, 2008, the Company’s management has been in discussions with its lender with regard to a new forbearance agreement. Absent a decision by the Lender to either enter into a new forbearance agreement, re-finance the debt on terms that would allow the Company access to additional development capital or an offer acceptable to the Lender to retire the debt, it is highly likely that the Senior Lender will foreclose on the assets on or before April 2009, the anniversary date of the existing credit agreement. The Company’s management is continuing to seek proposals to re-structure its debt or proposals to sell assets to reduce debt.

3.	PROPERTY, PLANT and EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	2008	2007
Oil and gas properties	$5,443,185	4,570,379
Mining claims	125,420	125,420
Oil and gas equipment	254,850	254,850
Mine development costs	32,634	32,634
Impairment reserve	(65,674)	(65,674)

Total	$5,780,415	4,917,609

The Company has not completed or updated the necessary reserve studies of its mining claims to determine the metal content of the reserves and the related future production costs that affect the recoverability of the capitalized costs. In addition, the Company’s going concern issues in the past, lack of capital for mining and other factors led management to recognize an impairment reserve to reduce the carrying value to management’s estimate of the amount recoverable upon ultimate disposition. The Company intends to continue to hold and use the impaired mining assets.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

The Company accounts for its oil and gas properties under the full cost method. The Company’s capitalized costs for oil and gas properties result from its acquisitions of an interest in the Bovina field in Warren County, Mississippi and its 2004 acquisitions of the Warrior Resources, Inc., Hillside Oil & Gas LLC, Caltex/Apache and Coquille Bay acquisitions.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

4.	INCOME TAXES

Provisions for income taxes are as follows:

	2008	2007	2006
(in thousands)
Current:
Federal	—	—	—
State	—	—	—
	—	—	—

Deferred:
Federal	—	—	—
State	—	—	—
	$—	$—	$—

Income taxes differed from the amounts computed by applying the U.S. federal tax rate as a result of the following:

	2008	2007	2006
	(in thousands)
Computed “expected” tax expense (benefit)	$(810)	$(229)	$(611)
State income taxes net of federal benefit	—	—	—
Increase (Decrease) in valuation allowance for deferred tax assets	810	229	611
Other	—	—	—

Actual income tax expense	$—	$—	$—

While the Company has not filed its tax returns for the most recent fiscal year, following are the estimated tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	2008	2007	2006
	(in thousands)
Deferred tax liabilities:
Other	$—	$—	$—
Total deferred tax liabilities	$—	$—	$—
Deferred tax assets:
Unrealized loss on securities	$312	$312	$312
Property, plant and equipment	53	71	138
Net operating losses	3,264	2,451	2,132
Other	33	18	41

Total deferred tax assets	3,662	2,852	2,623

Valuation allowance	(3,662)	(2,852)	(2,623)

Net deferred tax assets	—	—	—

Net deferred tax asset (liability)	$—	$—	$—

A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

The Company has net operating loss (NOL) carryforwards to offset its earnings of approximately $16,200,000. If not utilized, the net operating losses will expire in varying amounts from 2008 to 2028. Due to recurring losses and a lack of funding the Company has not been filing its tax returns. Provisions for current and deferred taxes are estimated using known facts. The Company believes its net operating losses are sufficient to offset any potential income tax liability.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

5.	NOTES PAYABLE AND LINE OF CREDIT

	2008	2007
Gary S. Williky, unsecured promissory note, dated November 24, 1997, principal due on demand plus interest at 9.0%	$5,858	$5,243
Equipment note due a Bank, dated 03/01/01, payments assumed 1/16/04, principal due on demand plus interest at a variable rate at 5.5% as of 7/31/04. Collateralized by a workover rig and certain vehicles.	76,568	110,712
Note Payable to a Bank, subordinated debt due 1/16/08, monthly. Interest due in-kind at 8.5%. Collateralized by the oil and gas properties and certain assets of the Company on a 2nd mortgage.	350,000	350,000

Total	432,426	465,955

Less: current portion	432,4266	115,955

Long-term notes payable	0	$350,000

Current maturities of notes payable are as follows:

7/31/09	$432,426
7/31/10	—
7/31/11	—
7/31/12	—
7/31/13	—
Thereafter	—

Total	$432,426

Notes Payable – Related Party

	2008	2007
Officer – 10.0% demand note	$—	$—
Officer – 7.5% demand note	15,664	27,036
Officer – 9.0% demand note	513,703	456,882

	$529,367	$483,918

LINE OF CREDIT

The Company maintains a revolving line of credit agreement with a lending institution totaling $15 million. The Company had $10,200,511 and $2,328,264 in outstanding advances and accrued interest as of July 31, 2008, respectively. The line of credit provides for interest at the rate of the LIBOR plus 11% due April 14, 2009, secured by the oil and gas properties and certain assets of the Company.

6.	RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its chief executive officer, Jeffrey T. Wilson and a Company owned and controlled by Mr. Wilson, H.N. Corporation. There are no outstanding amounts owed to HN Corporation as of July 31, 2008. The Company, had accrued salaries payable to Mr. Wilson of $23,333 and $0 as of July 31, 2008 and 2007 respectively.

The Company owes its Chairman and Chief Executive Officer, Jeffrey T. Wilson, as a result of loans to the Company, a total of $529,367 in principal as of July 31, 2008. Interest rates on the loans are fixed at 7.5% and 9% as shown in Note 5. All of the loans are secured by a third mortgage granted by the Company to Wilson on the oil and gas assets.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

Mr. Thagard , Mr. Malcolm Henley and Mr. Aaron Wilson, each directors of the Company, have received compensation as consultants and contractors to the Company and its subsidiaries in the current fiscal year ending July 31, 2008 in the amounts of $84,000, $26,100 and $75,600 respectively.

In June of 2007, the Company issued a total of 300,000 shares and $10,000 to a director of the Company for public relation services provided on behalf of the Company.

In July of 2007, the Company issued 1,000,000 warrants to purchase 1,000,000 shares of common stock to its directors (200,000 each) for compensation for their services. The warrants had a term of one year and a strike price of $0.18. The warrants were valued at $309,193 using the Black Scholes valuation method using the following factors; risk free interest rate of 5.00%, strike price of $0.18, market price of $0.40, volatility of 180.72%, and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2007. As of July 31, 2008, all of these warrants had expired and none of these warrants were still outstanding.

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

Using a credit-adjusted risk free rate of 8%, and estimated useful life of wells ranging from 30-40 years, and estimated plugging and abandonment cost ranging from $9,000 per well to $125,000 per well, the Company has recorded a non-cash fixed asset addition and associated liability related to its property acquisitions of $230,793. Oil and gas properties were increased by $230,793, which represents the present value of all future obligations to retire the wells at January 16, 2004. A corresponding obligation totaling $230,793 has also been recorded as of January, 2004. At July 31, 2008 the obligation was increased to $431,626 as a result of increases in plugging costs and related services. For the periods ended July 31, 2008 and 2007, respectively, the Company recorded accretion expenses of $25,873 and $12,000 associated with this liability. These expenses are included in interest expense in the consolidated statements of operations.

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

The Company has accrued revenue payable, legal and petty suspense accounts in the amount of $173,907, $254,907 and $9,682, respectively, as of July 31, 2008. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business. Suspense accounts are cleared out annually and paid to the owners. The Company has a plugging liability for oil and gas operations in the various states in the amount of $349,286. The Company has plugging bonds posted with the state regulatory agencies in the amount of $1,231,906 to offset the cost of plugging wells in the future.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

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

Gary Bolen, et al vs. Imperial Petroleum, Inc.: Wrongful Garnishment:

The case filed in Midland County, Texas No. CV 45671 on July 24, 2008 stems from a dispute in 2005 in which Pharoh Oil & Gas, a company owned by Mr. Bolen ceased accepting saltwater from the University BX lease despite a valid saltwater disposal agreement in place, owned by Imperial at the time, and resulted Imperial obtaining a monetary judgment against Pharoh and Bolen and executing garnishment procedures to allow the money to be escrowed pending final outcome of that trial. Imperial prevailed in that trial, through the Supreme Court of Texas, and received the judgment proceeds. Bolen contends that the procedures used by Imperial in garnishing the funds to be escrowed were improper and seeks unspecified damages. The Company is vigorously defending itself in this case.

Hillside Oil and Gas, Inc. vs. Mideast Gas Systems, Inc. and CoBas Energy, Inc.:

Hillside, as contract operator for Imperial and on behalf of the working interest owners, sued Mideast and CoBas on March 14, 2008 in United States District Court for the Western District of Texas, Midland/Odessa Division , Cause No. Mo08CV035, in connection with a marketing scheme that was put in place by those parties in the Coquille Bay field in Louisiana that resulted in additional higher than normal transportation fees and additional marketing fees for oil and gas sold from the field. Hillside, on behalf of the working interest owners, has settled with Mideast and has agreed to pay Mideast $90,000 in four equal installments to relinquish any claims to transportation and marketing. Two payments by the working interest owners totaling $45,000 have been made to Mideast. As a result of the settlement with Mideast, a counter-suit by Petroleum Purchasing Ltd, an affiliate of Mideast, against Imperial for breach of contract, has also been settled. Hillside intends to continue to pursue its claims against CoBas.

Dan Westerfield et al vs. Imperial Petroleum, Inc. et al:

Certain working interest owners have sued Imperial, Hillside, Wilson and Thagard filed April 14, 2008 in the 25th Judicial District Court for the State of Louisiana, Plaqueminses Parish Division A, Suit No. 55-747 in regard to operations and accounting issues at Coquille Bay field. Mr. Westerfield is the principal party involved in CoBas Energy, Inc., named in the above lawsuit. Apparently the parties are attempting to use the courts to circumvent the Joint Operating Agreement in an attempt to have us removed as operator. We intend to vigorously defend ourselves in this litigation.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

Dan Westerfield et al vs. Imperial Petroleum, Inc. et al:

Certain working interest owners have sued Imperial, Hillside, Wilson and Thagard filed April 14, 2008 in the 25th Judicial District Court for the State of Louisiana, Plaqueminses Parish Division A, Suit No. 55-74 in regard to operations issues Bastian Bay field. Mr. Westerfield is the principal party involved in CoBas Energy, Inc., named in the above lawsuit. Apparently the parties are attempting to use the courts to circumvent the Joint Operating Agreement in an attempt to have us removed as operator. We intend to vigorously defend ourselves in this litigation.

Pearl River Navigation vs. Imperial Petroleum, Inc.

Pearl River conducted barge and crane operations after hurricane Katrina on the Coquille Bay field in Louisiana on behalf of the working interest owners. A dispute arose between the parties regarding the availability of Pearl River’s crane operator on weekends, despite the fact that Pearl River continued to bill for such operations. The Company refused to pay the disputed invoices and Pearl River filed a lien in the amount of approximately $789,000 despite approximately $225,000 in payments by the Company. . Pearl River filed a lawsuit dated August 1, 2007 in the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana. the case was moved to the United States District Court for the Eastern District of Louisiana, civil Action No. 07-9619, Section “I”(4). The Company and Pearl River have been in negotiations over a settlement of the lien and Pearl River has agreed to accept a one-time cash payment of $270,000. The Company does not currently have the funds to tender a lump sum payment to Pearl River to settle the matter and has requested payment terms which have thus far been denied by Pearl River. The Company intends to continue to negotiate with Pearl River in an attempt to settle this matter.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

9.	STOCK WARRANTS

During the year ended July 31, 2007, the Company issued 7,000,000 warrants for common stock as detailed in Note 10 below. The following schedule summarizes pertinent information with regard to the stock warrants for the years ended July 31, 2008, 2007 and 2006:

	2008		2007		2006
	Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price
Beginning of year	3,348,662	$0.078	1,348,662	$0.01	1,348,662	$.01
Granted	0	0	7,000,000	0.085	0
Exercised	0	0	(5,000,000)	0.070	0
Forfeited	0	0	—	—	—	—
Expired	2,000,000	0	—	—	0

End of year	1,348,662	$0.01	3,348,662	$0.078	1,348,662	$0.01

Exercisable	1,348,662	$0.01	3,348,662	$0.078	1,348,662	$0.01

As of July 31, 2008 , the Company has 1,348,662 warrants exercisable at $.01, expiring on various dates on or after January 15, 2009.

10.	SHAREHOLDER EQUITY TRANSACTIONS

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

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

In April of 2008, the Company issued 1,000,000 shares of common stock to an investor relations firm and its agent as compensation for their services. The common stock was valued at $0.05 per share on the date of issuance.

11.	LEASE OBLIGATIONS

The Company maintains office space at its headquarters at 329 Main Street, Mezzanine Level, Evansville, IN. The Company maintains its current office space on a month-to-month basis with monthly rent of $941. Total rental expense was $11,294 for each of the years ended July 31, 2008, 2007 and 2006.

12.	ACCRUED EXPENSES

The Company has accrued expenses as of July 31 as follows:

	2008	2007
Revenue in suspense	$438,496	$312,303
Accrued officer salary – CEO	23,333	0
Accrued interest on notes	153,940	91,212
Accrued Payroll Taxes	0	3,525
Other	61,185	23,922

	$676,954	$430,962

13.	SUBSEQUENT EVENTS

Subsequent to July 31, 2008, The Company received notice that it is in default with respect to the Forbearance Agreement on its credit facility with its senior lender and that the senior lender intends to foreclose beginning October 24, 2008. This event also creates a default in subordinate financing. As of the date of this filing, the Company and its Senior Lender are attempting to negotiate the terms of a new Forbearance Agreement, however there can be no assurance that such an agreement will be reached.

IMPERIAL PETROLEUM, INC.

Supplemental Information

(Unaudited)

For the Years Ended July 31, 2008, 2007 and 2006

Capitalized Costs Relating to Oil and Gas	2008	2007	2006
Property acquisitions	0	300,000
Proved	960,432	652,306	$2,002,008
Unproved	—	—	—
Less – proceeds from sales of properties	(129,521)	(13,696,102)	—
Support equipment and facilities	—	—	108,677

Oil and gas related costs	830,911	(12,743,796)	2,110,685

Results of Operations for Oil and Gas Producing Activities	2008	2007	2006
Revenues	$1,855,381	$1,143,194	$3,435,006
Production costs and taxes	(1,487,460)	(729,293)	(1,289,074)
Depreciation, depletion and amortization	(276,620)	(149,607)	(781,620)

Income from oil and gas producing activities	$91,301	$264,294	$1,364,312

The following table sets forth the Company’s net proved oil and gas reserves at July 31, 2008 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels (bbls) in the case of oil, and units of one thousand cubic feet (MCF) in the case of gas.

	Oil (bbls)	Gas (MCF)
Proved reserves:
Balance at July 31, 2006	1,004,000	16,733,000
Discoveries and extensions	—	—
Acquisitions	—	—
Sales and dispositions	(570,150)	(13,081,133)
Revisions of previous estimates	—	—
Production	(10,220)	(69,157)

Proved reserves:
Balance at July 31, 2007	423,630	3,582,710
Discoveries and extensions	—	—
Acquisitions	—	—
Sales and dispositions	—	—
Revisions of previous estimates	(35,301)	(1,633,805)
Production	(14,862)	(66,787)
Proved reserves at July 31, 2008	444,069	1,882,118

Proved developed July 31, 2006	604,000	6,248,000

Proved developed July 31, 2007	380,930	2,620,060
Proved developed July 31, 2008	401,000	1,114,000

All of the Company’s reserves are located in the continental United States. In 2006, the Company acquired an interest in the Bastian Bay field in Louisiana, however due to failed workover attempts the reserves for that well were downgraded to probable reserves as of July 31, 2008 and resulted in a substantial revision to prior estimates of proven reserves.

Standardized Measure of Discounted Future Net Cash Flows

	July 31, 2008	July 31, 2007	July 31, 2006
Future Cash Inflows	$55,034,629	$40,126,710	$200,428,000
Future production costs and taxes	12,382,927	10,758,460	40,888,000
Future development costs	3,222,896	2,729,500	16,073,000
Future income tax expenses	13,800,082	9,323,563	37,588,000
Net future cash flows	25,628,724	17,315,187	105,879,000
Discount at 10%	(12,481,171)	(8,432,484)	(54,316,000)
Discounted future net cash flows from proved reserves	13,147,553	$8,882,703	$51,563,000
Balance, beginning of year	$8,882,703	$51,563,000	$37,674,000
Acquisitions	—	—	—
Sales of oil and gas net of production costs	(889,057)	(308,756)	(2,145,932)
Discoveries and extensions	—	—	—
Changes in prices and production costs	20,203,471	(674,882)	(10,908,767)
Extensions, additions and discoveries	—	—	—
Revision of quantity estimates	(12,039,040)	—	24,040,514
Sales and dispositions	—	(79,696,715)	—
Development costs incurred	452,468	652,306	2,110,685
Interest factor accretion of discount	520,131	1,083,313	6,289,500
Net change in income taxes	(4,476,519)	28,264,437	(10,125,000)
Changes in future development costs	493,396	(13,343,500)	4,628,000
Changes in production rates and other	—	—	—

Balance, end of year	$13,147,553	$8,882,703	$51,563,000

Estimated future net cash flows represent an estimate of the net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at July 31, 2008 were $120.00 per barrel of oil and $9.00 per MMBTU of gas respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions. The estimates of reserve values include estimated future development costs that the Company does not currently have the ability to fund. If the Company is unable to obtain additional funds, it may not be able to develop its oil and natural gas properties as estimated in its July 31, 2008 reserve report.

The future net revenue information assumes no escalation of costs or prices. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.