Form 10-Q
period 2008-10-31
IMPERIAL PETROLEUM INC
filed 2008-12-12
CIK 355356

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On October 31, 2008, there were 16,964,441 shares of the Registrant’s common stock issued and outstanding.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended October 31, 2008

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	4

Condensed Consolidated Balance Sheets as of July 31, 2008 and October 31, 2008	5

Condensed Consolidated Statements of Operations for the three months ended October 31, 2008 and 2007	6

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2008 and 2007	7-8

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	19

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and Item 5. Other Information are not applicable	22

Item 6. Exhibits	30

SIGNATURES	31

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of October 31, 2008, and its results of operations for the three month period ended October 31, 2008 and 2007 and its cash flows for the three month period ended October 31, 2008 and 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	31-Oct-08	31-Jul-08
	Unaudited	Audited
ASSETS
Current Assets
Cash and Cash Equivalents	$52,791	$185,872
Certificates of Deposit	76,674	75,906
Accounts Receivable	623,440	883,955

Total current assets	752,905	1,145,733
Property, Plant and Equipment
Mining Claims, options & development costs	40,620	40,620
Oil and gas properties (full cost method)	5,884,211	5,739,795

	5,924,831	5,780,415
Less: Accumulated DD&A	(980,036)	(898,591)

Net property, plant and equipment	4,944,795	4,881,824
Long Term Assets:
Deferred financing expenses-net	159,271	246,147

Total other assets	159,271	246,147

TOTAL ASSETS	$5,856,971	$6,273,704

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$743,061	$1,181,963
Accrued expenses	719,641	676,954
Notes payable-current portion	427,030	432,426
Note payable-related parties	525,956	529,367
Line of Credit	13,004,501	12,528,775
Other current liabilities	392,455	467,815

Total current liabilities	15,812,644	15,817,300
Long Term Liabilities
Asset Retirement Obligation	349,286	349,286

Total non-current liabilities	349,286	349,286
Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 16,964,441 and 11,241,126 issued and outstanding , respectively	101,788	101,788
Additional paid-in capital	11,511,265	11,511,265
Retained earnings	(21,210,708)	(20,798,631)
Treasury stock	(707,304)	(707,304)

Total stockholder’s equity	(10,304,959)	(9,892,882)

Total Liabilities and Stockholder’s Equity	$5,856,971	$6,273,704

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending
	10/31/08	10/31/07
Revenue and other income
Oil and gas revenue	$697,805	$499,893

Total operating income	697,805	499,893
Costs and Expenses:
Production costs and taxes	318,648	549,872
General and administrative	124,312	228,509
Depreciation, depletion and amort	81,445	60,672

Total costs and expenses	524,405	839,053

Net gain/(loss) from operations	173,400	(339,160)
Other income and (expense)
Interest expense	(499,372)	(414,885)
Interest income	768	2,246
Amortization of loan fees	(86,874)	(74,206)
Gain on sale of assets	0	125,000

Total other income/(expense)	(585,478)	(361,845)

Net gain/ loss before income taxes	(412,078)	(701,005)
Provision for income taxes
Current	0	0
Deferred	0	0

Total benefit from income taxes	0	0

Net gain/loss	$(412,078)	$(701,005)

Net gain/loss per share	$(0.024)	$(0.044)

Weighted average shares outstanding	16,964,441	15,964,441

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ending
	10/31/08	10/31/07
Operating activities:
Net income/(loss)	$(412,078)	$(701,005)
Depreciation, depletion and amortization	168,319	134,878
Loss (gain) on sale and disposal of assets	0	(125,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in accounts receivable	260,515	2,652
Change in accounts payable	(514,262)	(174,870)
Change in accrued expenses	42,687	59,137

Net cash provided by (used in) operating activities	(454,819)	(804,208)

Investing activities:
Purchases and improvements to oil and gas properties	(144,436)	(178,821)
Reinvestment in certificates of deposit	(768)	(2,246)
Proceeds of sale of assets	0	125,000

Net cash provided by (used in) investing activities	(145,202)	(56,067)

Financing activities:
Proceeds from line of credit	475,747	392,881
Payments on notes payable	(5,396)	(7,781)
Payments on notes payable-related party	(3,411)	(8,788)

Net cash provided by (used in) financing activities	466,940	376,312

Net change in cash and cash equivalents	(133,081)	(483,963)

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ending
	10/31/08	10/31/07
Cash and cash equivalents, beginning of period	185,872	588,658

Cash and cash equivalents, end of period	$52,791	$104,695

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,211	$1,358

Income taxes	0	0

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results, which may be expected for the year ending July 31, 2009. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 31, 2008.

Organization

Imperial Petroleum, Inc. (the “Company”), a publicly held corporation, was organized under the laws of the state of Nevada.

The Company’s principal business consists of oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. As of October 31, 2008, the Company had not begun mining activities.

Issuance of Additional Securities

During the three months ended October 31, 2008, the Company did not issue any additional shares.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Phoenix Metals, Inc., dba the Rig Company and Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.). All significant inter-company accounts and transactions have been eliminated in consolidation.

GOING CONCERN

Financial Condition

The Company’s financial statements for the quarter ended October 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $2,588,859; $3,243,996, and $3,426,724 for the years ended July 31, 2008, 2007 and 2006, respectively, and as of October 31, 2008 has an accumulated deficit of $21,210,708.

Management Plans to Continue as a Going Concern

The Company is currently operating under a Forbearance Agreement with its Senior Lender, that, among other things, anticipates a settlement agreement with its lender to be executed on or before December 15, 2008. The Forbearance Agreement expires on December 29, 2008. Absent a decision by the Lender to either enter into a new forbearance agreement, re-finance the debt on terms that would allow the Company access to additional development capital or an offer acceptable to the Lender to retire the debt, it is highly likely that the Senior Lender will foreclose on the assets on or before December 29, 2008. The Company’s management is continuing to seek proposals to re-structure its debt or proposals to sell assets to reduce debt.

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

On October 31, 2008, the Company operated 76 oil and gas wells in Texas and Louisiana and owned an interest in an additional approximately 280 wells operated by others. Net daily sales from the Company’s oil and gas properties averaged approximately 73 Bopd and 69 Mcfpd during the quarter ended October 31, 2008. The Company’s estimated net proven oil and gas reserves as of July 31, 2008 were 444 MBO and 1,882 MMCFG. The present value from the future production of the oil and gas reserves discounted at 10% and based on constant prices was estimated to be $ 36.7 million as of July 31, 2008 based on constant prices and costs as of that date of $120.00/bbl and $9.00/mmbtu. Current crude oil and natural gas prices are significantly lower than at that time and would result in substantially lower estimates of the future discounted values. No proven reserves are included for the Kentucky properties. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.

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

In March 2008 the Company signed a Forbearance Agreement with its senior lender in connection with its failure to make certain payments due under its credit facility. Under the terms of the Agreement, the Company agreed to engage a broker or investment banker on or before April 15, 2008 to explore the sale of its assets to retire its debt. After several conversations with potential investment bankers, the Company and its Senior Lender agreed to postpone the retention of an investment banker and to allow management to pursue the sale of individual assets or a re-structuring of the Company’s senior debt with other parties. While several offers for individual assets have been received, none to date have been deemed acceptable by the Company and its lender. On October 10, 2008, the Company received notice that it is in default under the terms of the Forbearance Agreement and that its senior lender intended to pursue foreclosure beginning October 24, 2008.

On November 13, 2008 The Company entered into a new Forbearance Agreement (“Agreement”) with its senior lender. Under the terms of the Agreement that expires on December 29, 2008, the Company and its senior lender anticipate entering into a Settlement Agreement on or before December 15, 2008. Furthermore, the senior lender is authorized to complete additional due diligence at the Company’s expense regarding accounting, operations and environmental reviews.

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

The Company in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders. In addition to the private notes, the Company has the following note obligations: (1) a term loan from a bank in the name of Hillside Oil & Gas for which the Company makes the monthly payments in connection with its purchase of a workover rig from Hillside; and (2) the Revolving Loan comprised of the Secured Line of Credit with its senior lender and the Subordinated Loan with a bank in connection with the financing arranged for the purchase of oil and gas assets under the section entitled Capital Liquidity and Resources. As of October 31, 2008, the Company had a total of 3 notes payable to individuals and private companies totaling $0.515 million, in principal, of which $0.51 million was with the Company’s Chairman and President, Mr. Wilson.

(4)	STOCK OPTIONS

No new options were granted and no options were exercised during the three months ended October 31, 2008.

The following is a summary of information about the Stock Options and Warrants outstanding as of October 31, 2008:

Shares Underlying Options and Warrants Outstanding				Shares Underlying Options and Warrants Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.01	1,348,662	0.25 years	$0.01	1,348,662	$0.01

The following is a summary of activity of outstanding stock options:

	Number Of Shares	Weighted Average Exercise Price
Balance, July 31, 2008	1,348,662	$0.01
Options cancelled	—	—
Options expired	—	—
Options issued during the period	—	—

Balance, October 31, 2008	1,348,662	0.01

Exercisable	1,348,662	$0.01

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Crude oil and natural gas prices increased significantly during fiscal 2008 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $120/Bbl for oil and $9.00 per Mmbtu for natural gas at July 31, 2008. Since that time prices have more recently taken a dramatic drop that reflects softness in world economies as a result of the global economic downturn and the perceived impact to future demand for oil and gas. The impact of high prices turning to lowered prices is uncertain and much volatility exists in world oil and gas pricing as oil producing countries are threatening an imposed drop in production to compensate for lower prices. If pricing remains high, by demand or artificial methods employed by the oil producing countries, the impact will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to widely fluctuate and to be influenced by global economic turmoil, Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

Prices for gold had remained relatively stable and has edged significantly higher during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation and most likely reflects a “flight to gold” in the face of global economic turmoil. Current spot prices for gold are approximately $750.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

Copper prices have fluctuated dramatically since the Company’s acquisition of its copper property with prices ranging from a low of about $0.65 per pound in August 1993 to about $1.47 per pound today. Currently, copper prices have edged significantly downward. Wide variations in copper prices have resulted from the increased demand for electrical wire and copper related products as a result of the continued high growth rate of the economies of the industrialized nations and as a result of periodic reductions in the availability of scrap copper for recycling. Continued fluctuations in the spot price for copper are expected to result from variations in the availability of scrap copper and the continued strong demand from emerging nations.

Three months ended October 31, 2008 compared to Quarter ended October 31, 2007.

Revenues for the three months ending October 31, 2008 were $697,805 compared to revenues of $499,893 for the comparable quarter ended October 31, 2007 and represent a 40 % increase over the prior year period due to the increased prices received for crude oil production from Coquille Bay. Production sales remained about the same from the quarter a year ago. The Company’s production at Coquille Bay is limited by available salt water disposal capacity and gas available for gas lift. The Company is preparing to rework its saltwater disposal well to increase its capacity. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as we continue to improve operations in the field.

Oil and gas production operating expenses were $318,648 for the quarter ended October 31, 2008 compared to $549,872 for the quarter ended October 31, 2007 and represent a 42% decline in the level of expenses. The Company believes that most of the start-up expenses for its operations at Coquille Bay have been eliminated and that normal levels of operating costs are reflected in the current quarter. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to increase as workover operations commence to improve production in the future, subject to availability of capital.

General and administrative costs were $124,312 for the three months ending October 31, 2008 compared to $228,509 for the same period a year earlier. While costs for the prior period reflect additional costs associated with the year-end accounting audit and preparation of the Form 10-K, overall expenses declined by some 46%. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff. Interest expense for the quarter was $499,372 in 2008 compared to $414,885 for the same period in 2007 and are expected to remain at or near those levels, subject to the actions by the Company’s lender with respect to the current Forbearance Agreement.

The Company had an after-tax net loss of $412,078 ($0.024 per share) for the quarter ended October 31, 2008 compared to a net loss of $701,005 ($0.044 per share) for the comparable quarter a year earlier. The net loss for the quarter decreased due to increased revenues and decreased expenses from the Company’s oil and gas operations. The Company does not expect to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly. At the present time, the Company lacks the available capital to pursue a substantial program to improve production.

FINANCIAL CONDITION

Capital Resources and Liquidity

Because of the closing of the Hillside, Warrior and Coquille Bay asset acquisitions in 2004, the Company’s capital requirements relate primarily to the remedial efforts to return wells to production and to workover and repair operations on various wells to increase production, including the repairs required at Coquille Bay after hurricane Katrina. Now that the repairs at Coquille Bay are completed and production has been re-established, the Company has a great deal of flexibility in the timing and amount of these expenditures. Capital expenditures for the most recent quarter totaled $144,434 which was funded from borrowings under the Company’s credit facility.

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

The Company received a notice from its senior lender on October 10, 2008, that it was in default of the Forbearance Agreement and that the lender intended to begin foreclosure proceedings after October 24, 2008. (see Form 8-K filed October 15, 2008, incorporated herein by reference) On November 13, 2008 the Company and its Lender executed a new Forbearance Agreement that defers any further action by its Lender until December 29, 2008 and anticipates the company and its Lender entering into a Settlement Agreement on or before December 15, 2008. There can be no assurance, however, that such an agreement can be reached or that such an agreement will result in the Company retaining any oil and gas assets.

As of October 31, 2008 the Company believed it was in compliance with the covenants of the amended credit agreements, however as indicated above, its senior lender disagreed and had subsequently issued its notice of default. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2 years from the closing date (April 14, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan. As a result of the above referenced default notice on the senior debt, the Company is automatically noncompliant with the terms of the subordinated financing with this Bank.

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

The Company has also has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $525,956 as of October 31, 2008. These loans bear market rates of interest and flexible terms. These funds have been used to maintain the Company’s oil and gas and mining activities and fund its overhead requirements. In addition, as of October 31, 2008 the

Company has accrued salaries due its Chairman and President of $46,668. Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At October 31, 2008, the Company had current assets of $752,905, including $52,791 in cash and cash equivalents, $76,674 in certificates of deposit, and $623,440 in trade and oil and gas accounts receivable and current liabilities of $15,812,644, which resulted in negative working capital of $15,059,739. The negative working capital position is comprised of senior and subordinated debt due in less than one year of $13,354,501; trade accounts payable of $743,061; of accrued expenses payable of $719,641 consisting primarily of interest and accrued salaries payable to the Company’s President and oil and gas suspense accounts, notes payable to the Company’s President of $525,956; and third party notes payable of $77,030. As of October 31, 2008 the Company had cash and cash equivalents of $52,791.

Debt

(See above, Capital Resources and Liquidity.) The Company has two credit facilities in place in connection with its oil and gas operations: (a.) an $15,000,000 Revolving Loan that expires on April 14, 2009 and (b.) a $350,000 subordinated note payable to Bank of Oklahoma that expires on April 14, 2009.

Revolving Loan

The Company completed the Revolving Loan, an $15 million revolving financing of which approximately $9.6 million was required at closing, including approximately $0.25 million in working capital, $0.3 million for the Caltex acquisition and $0.6 million in development capital for workovers. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of April 2007, the Company had available borrowing capacity of approximately $10.5 million based upon the current oil and gas properties evaluation. The Revolving Loan has a term of 2 years (April 14, 2009) and an interest rate of LIBOR plus 1,100 basis points and subject to a LIBOR floor of 5%. (The LIBOR Rate for July 2007 was 5.37%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. In addition the Lender is granted a 2.5 % over-riding royalty interest payable from the monthly production of the Company. The Company completed a Forbearance Agreement and Amendment Number One to Credit Agreement dated March 26, 2008 providing the Company with access to additional borrowings under the credit facility in the approximate amount of $365,000. As of October 31, 2008 the Company believed it was in compliance with the covenants of credit agreements as amended. However, the Company received a subsequent notice dated October 10, 2008 indicating the Company was in default of the terms of the Forbearance Agreement and that the lender intended to begin foreclosure proceedings on or after October 24, 2008. (see Form 8-K filing dated October 15, 2008 incorporated herein by reference) On November 13, 2008 the Company and its Lender executed a new Forbearance Agreement that defers any further action by its Lender until December 29, 2008 and anticipates the company and its Lender entering into a Settlement Agreement on or before December 15, 2008. There can be no assurance, however, that such an agreement can be reached or that such an agreement will result in the Company retaining any oil and gas assets.

Subordinated Debt

In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2 years from the closing date (April 14, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan. As a result of the above –referenced notice of default on its senior debt, the Company was also in default with respect to its subordinated debt facility. the Forbearance Agreement signed on November 13, 2008 also applies to the subordinated debt.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-Q, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of October 31, 2008 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2008. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of October 31, 2008. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of October 31, 2008, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

Segregation of Duties

As a result of lack of employees, we were unable to meet certain segregation of duties criteria and did not have existing resources for creating a compensating control mechanism. In October 2008, during our evaluation of our internal controls, Mr. Wilson, our combined Chief Executive Officer and Chief Financial Officer, identified the inability to include proper segregation of transaction authorization, transaction processing and custody within our accounting department, resulting in a material weakness in our internal controls over financial reporting. Despite our material weakness regarding our segregation of duties, we believe that our financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Changes in Internal Controls

The Company changed its system of internal controls in 2005 to include the review and compilation of its financial information by independent accountants in cooperation with the Company’s own internal staff. No additional changes in internal controls were made during the quarter ended October 31, 2008. The Company’s Certifying Officers believe that these previous changes to the Company’s system of internal control over financial reporting has materially affected, and is reasonably likely to materially affect, the Company’s system of controls over financial reporting in the future.

[The remainder of this page is intentionally left blank]

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

Gary Bolen, et al vs. Imperial Petroleum, Inc.: Wrongful Garnishment

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

Hillside Oil and Gas, Inc. vs. Mideast Gas Systems, Inc. and CoBas Energy, Inc.

Hillside, as contract operator for Imperial and on behalf of the working interest owners, sued Mideast and CoBas on March 14, 2008 in United States District Court for the Western District of Texas, Midland/Odessa Division , Cause No. Mo08CV035, in connection with a marketing scheme that was put in place by those parties in the Coquille Bay field in Louisiana that resulted in additional higher than normal transportation fees and additional marketing fees for oil and gas sold from the field. Hillside, on behalf of the working interest owners, has settled with Mideast and has agreed to pay Mideast $90,000 in four equal installments to relinquish any claims to transportation and marketing. All payments by the working interest owners totaling $90,000 have been made to Mideast. As a result of the settlement with Mideast, a counter-suit by Petroleum Purchasing Ltd, an affiliate of Mideast, against Imperial for breach of contract, has also been settled. Hillside intends to continue to pursue its claims against CoBas.

Dan Westerfield et al vs. Imperial Petroleum, Inc. et al.

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

Dan Westerfield et al vs. Imperial Petroleum, Inc. et al.

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

Dated: December 12, 2008