Form 10-Q
period 2009-01-31
IMPERIAL PETROLEUM INC
filed 2009-03-11
CIK 355356

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2009

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

On January 31, 2009, there were 16,964,441 shares of the Registrant’s common stock issued and outstanding.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended January 31, 2009

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	4

Condensed Consolidated Balance Sheets as of July 31, 2008 and January 31, 2009	5

Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2009 and 2008	6

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2009 and 2008	7-8

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors, Item  2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and Item 5. Other Information are not applicable

23-31

Item 6. Exhibits	31

SIGNATURES	32

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of January 31, 2009, and its results of operations for the three month and six month periods ended January 31, 2009 and 2008 and its cash flows for the six month period ended January 31, 2009 and 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	31-Jan-09	31-Jul-08
	Unaudited	Audited
ASSETS
Current Assets
Cash and Cash Equivalents	$11,892	$185,872
Certificates of Deposit	77,619	75,906
Accounts Receivable	383,560	883,955

Total current assets	473,071	1,145,733
Property, Plant and Equipment
Mining Claims, options & development costs	40,620	40,620
Oil and gas properties (full cost method)	5,995,100	5,739,795

	6,035,720	5,780,415
Less: Accumulated DD&A	(1,054,421)	(898,591)

Net property, plant and equipment	4,981,299	4,881,824
Long Term Assets:
Deferred financing expenses-net	72,397	246,147

Total other assets	72,397	246,147

TOTAL ASSETS	$5,526,767	$6,273,704

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$625,469	$1,181,963
Accrued expenses	757,685	676,954
Notes payable-current portion	418,357	432,426
Note payable-related parties	534,118	529,367
Line of Credit	13,498,291	12,528,775
Other current liabilities	392,455	467,815

Total current liabilities	16,226,373	15,817,300
Long Term Liabilities
Asset Retirement Obligation	349,286	349,286

Total non-current liabilities	349,286	349,286
Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 16,964,441 and 16,964,441 issued and outstanding , respectively	101,788	101,788
Additional paid-in capital	11,511,265	11,511,265
Retained earnings	(21,954,641)	(20,798,631)
Treasury stock	(707,304)	(707,304)

Total stockholder’s equity	(11,048,982)	(9,892,882)

Total Liabilities and Stockholder’s Equity	$5,526,767	$6,273,704

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Six Months Ending
	01/31/09	01/31/08	01/31/09	01/31/08
Revenue and other income Oil and gas revenue	$194,394	$587,991	$892,199	$1,087,884

Total operating income	194,394	587,991	892,199	1,087,884
Costs and Expenses:
Production costs and taxes	323,928	386,746	642,576	936,618
General and administrative	95,583	190,840	219,895	419,349
Depreciation, depletion and amort	74,386	60,672	155,829	121,344

Total costs and expenses	493,897	638,258	1,018,300	1,477,311

Net gain/(loss) from operations	(299,503)	(50,267)	(126,101)	(389,427)
Other income and (expense)
Interest expense	(516,976)	(430,767)	(1,016,349)	(845,652)
Interest income	945	2,292	1,713	4,538
Amortization of loan fees	(86,874)	(74,206)	(173,749)	(148,412)
Gain on sale of assets	158,475	15,055	158,475	140,045

Total other income/(expense)	(444,430)	(487,626)	(1,029,910)	(849,481)

Net gain/ loss before income taxes	(743,933)	(537,893)	(1,156,011)	(1,238,898)
Provision for income taxes
Current	0	0	0	0
Deferred	0	0	0	0

Total benefit from income taxes	0	0	0	0

Net gain/loss	$(743,933)	$(537,893)	$(1,156,011)	$(1,238,898)

Net gain/loss per share	$(0.044)	$(0.034)	$(0.068)	$(0.078)

Weighted average shares outstanding	16,964,441	15,964,441	16,964,441	15,964,441

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ending
	01/31/09	01/31/08
Operating activities:
Net income/(loss)	$(1,156,011)	$(1,232,336)
Depreciation, depletion and amortization	329,578	269,756
Loss (gain) on sale and disposal of assets	(158,475)	0
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in accounts receivable	500,395	(102,572)
Change in accounts payable	(556,494)	(2,087)
Change in accrued expenses	80,731	134,256
Change in other current liabilities	(75,360)	0

Net cash provided by (used in) operating activities	(1,035,636)	(1,079,590)

Investing activities:
Purchases and improvements to oil and gas properties	(255,305)	(331,431)
Reinvestment in certificates of deposit	(1,713)	(4,538)
Proceeds of sale of assets	158,475	140,045

Net cash provided by (used in) investing activities	(98,543)	(195,924)

Financing activities:
Proceeds from line of credit	969,516	801,233
Payments on notes payable	(14,069)	(16,475)
Payments on notes payable-related party	4,752	(2,838)

Net cash provided by (used in) financing activities	960,199	781,920

Net change in cash and cash equivalents	(173,980)	(493,594)

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ending
	01/31/09	01/31/08
Cash and cash equivalents, beginning of period	185,872	588,658

Cash and cash equivalents, end of period	$11,892	$95,064

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,682	$3,414

Income taxes	0	0

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

The Company’s principal business consists of oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. As of January 31, 2009, the Company had not begun mining activities.

Issuance of Additional Securities

During the six months ended January 31, 2009, the Company did not issue any additional shares.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Phoenix Metals, Inc., dba the Rig Company and Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.). All significant inter-company accounts and transactions have been eliminated in consolidation.

GOING CONCERN

Financial Condition

The Company’s financial statements for the quarter and six months ended January 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $2,588,859; $3,243,996, and $3,426,724 for the years ended July 31, 2008, 2007 and 2006, respectively, and as of January 31, 2009 has an accumulated deficit of $21,954,641.

Management Plans to Continue as a Going Concern

The Company is currently operating under a Forbearance Agreement with its Senior Lender, that, among other things, anticipated a settlement agreement with its lender to be executed on or before January 15,

2009. The Forbearance Agreement expired on January 31, 2009. The Company and the Lender have not executed a new Forbearance Agreement, however, discussions are ongoing in regards to reaching a settlement of the debt. Absent a decision by the Lender to either enter into a new forbearance agreement, re-finance the debt on terms that would allow the Company access to additional development capital or an offer acceptable to the Lender to retire the debt, it is highly likely that the Senior Lender will foreclose on the assets in the near future. The Company’s management is continuing to seek proposals to re-structure its debt or proposals to sell assets to reduce debt.

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

On January 31, 2009, the Company operated 76 oil and gas wells in Texas and Louisiana and owned an interest in an additional approximately 280 wells operated by others. Net daily sales from the Company’s oil and gas properties averaged approximately 63 Bopd and 101 Mcfpd during the quarter ended January 31, 2009. The Company’s estimated net proven oil and gas reserves as of July 31, 2008 were 444 MBO and 1,882 MMCFG. The present value from the future production of the oil and gas reserves discounted at 10% and based on constant prices was estimated to be $ 36.7 million as of July 31, 2008 based on constant prices and costs as of that date of $120.00/bbl and $9.00/mmbtu. Current crude oil and natural gas prices are significantly lower than at that time and would result in substantially lower estimates of the future discounted values. No proven reserves are included for the Kentucky properties. The Company is the operator of the Duke Gold Mine in Utah, although no significant operations occurred during the current quarter.

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

On November 13, 2008, as amended on December 19, 2008, The Company entered into a new Forbearance Agreement and Amendment Number One (“Agreement”) with its senior lender. Under the terms of the Agreement that expires on January 31, 2009, the Company and its senior lender anticipate entering into a Settlement Agreement on or before January 15, 2009. Furthermore, the senior lender is authorized to complete additional due diligence at the Company’s expense regarding accounting, operations and environmental reviews.

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

The Company in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders. In addition to the private notes, the Company has the following note obligations: (1) a term loan from a bank in the name of Hillside Oil & Gas for which the Company makes the monthly payments in connection with its purchase of a workover rig from Hillside; and (2) the Revolving Loan comprised of the Secured Line of Credit with its senior lender and the Subordinated Loan with a bank in connection with the financing arranged for the purchase of oil and gas assets under the section entitled Capital Liquidity and Resources. As of January 31, 2009, the Company had a total of 3 notes payable to individuals and private companies totaling $0.613 million, in principal, of which $0.53 million was with the Company’s Chairman and President, Mr. Wilson.

(4)	STOCK OPTIONS

No new options were granted and no options were exercised during the six months ended January 31, 2009.

The following is a summary of information about the Stock Options and Warrants outstanding as of January 31, 2009:

Shares Underlying Options and Warrants Outstanding				Shares Underlying Options and Warrants Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$ 0.01	1,348,662	0.25 years	$0.01	1,348,662	$0.01

The following is a summary of activity of outstanding stock options:

	Number Of Shares	Weighted Average Exercise Price
Balance, July 31, 2008	1,348,662	$0.01
Options cancelled	—	—
Options expired	—	—
Options issued during the period	—	—

Balance, January 31, 2009	1,348,662	0.01

Exercisable	1,348,662	$0.01

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Prices for gold had remained relatively stable and has edged significantly higher during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation and most likely reflects a “flight to gold” in the face of global economic turmoil. Current spot prices for gold are approximately $950.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

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

Three months ended January 31, 2009 compared to Quarter ended January 31, 2008.

Revenues for the three months ending January 31, 2009 were $194,394 compared to revenues of $587,991 for the comparable quarter ended January 31, 2008 and represent a 67 % decrease over the prior year period due to the decreased prices received for crude oil production from Coquille Bay and the lack of oil sales for one month during the quarter. Production remained about the same from the quarter a year ago. The Company’s production at Coquille Bay is limited by available salt water disposal capacity and gas available for gas lift. The Company is preparing to rework its saltwater disposal well to increase its capacity as soon as water levels in the canals permit the work to be accomplished. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as we continue to improve operations in the field.

Oil and gas production operating expenses were $323,928 for the quarter ended January 31, 2009 compared to $386,746 for the quarter ended January 31, 2008 and represent a 16% decline in the level of expenses. The Company believes that most of the start-up expenses for its operations at Coquille Bay have been eliminated and that normal levels of operating costs are reflected in the current quarter. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to increase as workover operations commence to improve production in the future, subject to availability of capital.

General and administrative costs were $95,583 for the three months ending January 31, 2009 compared to $190,840 for the same period a year earlier. Overall G&A expenses declined by some 50% and reflect the current level of operations undertaken by the Company. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff. Interest expense for the quarter was $516,976 in 2009 compared to $430,767 for the same period in 2008 and are expected to remain at or near those levels, subject to the actions by the Company’s lender with respect to the current Forbearance Agreement.

The Company had an after-tax net loss of $743,933 ($0.044 per share) for the quarter ended January 31, 2009 compared to a net loss of $537,893 ($0.034 per share) for the comparable quarter a year earlier. The net loss for the quarter increased due to decreased revenues from the Company’s oil and gas operations and was offset somewhat by a gain of $158,475 in the sale of certain non-core properties located in Kentucky. The Company does not expect to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly. At the present time, the Company lacks the available capital to pursue a substantial program to improve production.

Six months ended January 31, 2009 compared to Six Months ended January 31, 2008.

Revenues for the six months ending January 31, 2009 were $892,199 compared to revenues of $1,087,884 for the comparable period ended January 31, 2008 and represent an 18 % decrease over the prior year period due to the decreased prices received for crude oil production from Coquille Bay and reduced sales in the most recent quarter. Production remained about the same from the six month period a year ago. The Company’s production at Coquille Bay is limited by available salt water disposal capacity and gas available for gas lift. The Company is preparing to rework its saltwater disposal well to increase its capacity as soon as water levels in the canals make it less costly to do so. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as we continue to improve operations in the field.

Oil and gas production operating expenses were $642,576 for the six months ended January 31, 2009 compared to $936,618 for the six months ended January 31, 2008 and represent a 31% decline in the level of expenses. The Company believes that most of the start-up expenses for its operations at Coquille Bay have been eliminated and that normal levels of operating costs are reflected in the current quarter. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to increase as workover operations commence to improve production in the future, subject to availability of capital.

General and administrative costs were $219,895 for the six months ending January 31, 2009 compared to $419,349 for the same period a year earlier. Overall G&A expenses declined by some 48% as a result of cost-cutting measures by the Company and as a result of a lower level of activity. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff. Interest expense for the six months was $1,016,349 in 2009 compared to $845,652 for the same period in 2008 and are expected to remain at or near those levels, subject to the actions by the Company’s lender with respect to the current Forbearance Agreement.

The Company had an after-tax net loss of $1,156,011 ($0.068 per share) for the six months ended January 31, 2009 compared to a net loss of $1,238,898 ($0.078 per share) for the comparable period a year earlier. The net loss for the quarter decreased despite reduced revenues and as a result of decreased expenses from the Company’s oil and gas operations and due to a gain of $158,475 in the sale of certain non-core properties located in Kentucky. The Company does not expect to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly. At the present time, the Company lacks the available capital to pursue a substantial program to improve production.

FINANCIAL CONDITION

Capital Resources and Liquidity

Because of the closing of the Hillside, Warrior and Coquille Bay asset acquisitions in 2004, the Company’s capital requirements relate primarily to the remedial efforts to return wells to production and to workover and repair operations on various wells to increase production, including the repairs required at Coquille Bay after hurricane Katrina. Now that the repairs at Coquille Bay are completed and production has been re-established, the Company has a great deal of flexibility in the timing and amount of these expenditures. The Company did not make any capital expenditures for workovers in the most recent quarter.

As a result of the inability of the Company to raise capital for its mining operations, Management decided to terminate all of the Company’s mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. Management decided to seek a partner for the Duke Mine during 2005 and focus its management resources and limited capital on the oil and natural gas properties acquired from Hillside and Warrior and to focus on additional acquisitions in the oil and gas sector. The Company completed a joint venture arrangement with ATLCC during the year ended July 31, 2007, however ATLCC failed to provide the development capital and the Company re-assumed operations of the property. The Company reached an agreement with a new partner and has assigned the mine claims to a new party contingent upon renewed operations. Under the new arrangement the Company will retain a small net profits interest in the operations.

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

The Company received a notice from its senior lender on October 10, 2008, that it was in default of the Forbearance Agreement and that the lender intended to begin foreclosure proceedings after October 24, 2008. (see Form 8-K filed October 15, 2008, incorporated herein by reference) On November 13, 2008 the Company and its Lender executed a new Forbearance Agreement that defers any further action by its Lender until December 29, 2008 and anticipates the company and its Lender entering into a Settlement Agreement on or before December 15, 2008. The November Forbearance Agreement was amended on December 19, 2008 to provide for an extension of time until January 15, 2009 to enter into a settlement agreement and January 31, 2009 for the expiration of the amended Forbearance Agreement. At the present time, the Company and its Lender have not entered into a new amended Forbearance Agreement nor into a Settlement Agreement, although discussion are ongoing between the parties. There can be no assurance, however, that such an agreement can be reached or that such an agreement will result in the Company retaining any oil and gas assets.

As of January 31, 2009 the Company believed it was in compliance with the covenants of the amended credit agreements, however as indicated above, its senior lender disagreed and had subsequently issued its notice of default. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2 years from the closing date (April 14, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan. As a result of the above referenced default notice on the senior debt, the Company is automatically noncompliant with the terms of the subordinated financing with this Bank.

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

The Company has also has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $534,118 as of January 31, 2009. These loans bear market rates of interest and flexible terms. These funds have been used to maintain the Company’s oil and gas and mining activities and fund its overhead requirements. In addition, as of January 31, 2009 the Company has accrued salaries due its Chairman and President of $62,667. Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At January 31, 2009, the Company had current assets of $473,071, including $11,892 in cash and cash equivalents, $77,619 in certificates of deposit, and $383,560 in trade and oil and gas accounts receivable and current liabilities of $16,226,373, which resulted in negative working capital of $15,753,302. The negative working capital position is comprised of senior and subordinated debt due in less than one year of $13,848,291; trade accounts payable of $387,580; of accrued expenses payable of $757,685 consisting primarily of interest and accrued salaries payable to the Company’s President and oil and gas suspense accounts, notes payable to the Company’s President of $534,118; and third party notes payable of $68,357. As of January 31, 2009 the Company had cash and cash equivalents of $11,892.

Debt

(See above, Capital Resources and Liquidity.) The Company has two credit facilities in place in connection with its oil and gas operations: (a.) an $15,000,000 Revolving Loan that expires on April 14, 2009 and (b.) a $350,000 subordinated note payable to Bank of Oklahoma that expires on Apri114, 2009.

Revolving Loan

The Company completed the Revolving Loan, an $15 million revolving financing of which approximately $9.6 million was required at closing, including approximately $0.25 million in working capital, $0.3 million for the Caltex acquisition and $0.6 million in development capital for workovers. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of April 2007, the Company had available borrowing capacity of approximately $10.5 million based upon the current oil and gas properties evaluation. The Revolving Loan has a term of 2 years (April 14, 2009) and an interest rate of LIBOR plus 1,100 basis points and subject to a LIBOR floor of 5%. (The LIBOR Rate for July 2007 was 5.37%). The Revolving Loan is subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. In addition the Lender is granted a 2.5 % over-riding royalty interest payable from the monthly production of the Company. The Company completed a Forbearance Agreement and Amendment Number One to Credit Agreement dated March 26, 2008 providing the Company with access to additional borrowings under the credit facility in the approximate amount of $365,000. As of January 31, 2009 the Company believed it was in compliance with the covenants of credit agreements as amended. However, the Company received a subsequent notice dated October 10, 2008 indicating the Company was in default of the terms of the Forbearance Agreement and that the lender intended to begin foreclosure proceedings on or after October 24, 2008. (see Form 8-K filing dated October 15, 2008 incorporated herein by reference) On November 13, 2008 the Company and its Lender executed a new Forbearance Agreement that deferred any further action by its Lender until December 29, 2008 and anticipated the company and its Lender entering into a Settlement Agreement on or before December 15, 2008. The Company and the Lender entered into an amendment to that Forbearance Agreement extending the dates for a settlement agreement to January 15, 2009 and an expiration date for the new amended agreement on January 31, 2009. As of the date of this filing, the Company and the Lender have not entered into any further agreements, although discussions are ongoing between the parties. There can be no assurance, however, that such an agreement can be reached or that such an agreement will result in the Company retaining any oil and gas assets.

Subordinated Debt

In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2 years from the closing date (April 14, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan. As a result of the above –referenced notice of default on its senior debt, the Company was also in default with respect to its subordinated debt facility. The Forbearance Agreement signed on November 13, 2008 and amended on December 19, 2008, also applies to the subordinated debt.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-Q, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of January 31, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of January 31, 2009. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of January 31, 2009, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

Changes in Internal Controls

The Company changed its system of internal controls in 2005 to include the review and compilation of its financial information by independent accountants in cooperation with the Company’s own internal staff. No additional changes in internal controls were made during the quarter ended January 31, 2009. The Company’s Certifying Officers believe that these previous changes to the Company’s system of internal control over financial reporting has materially affected, and is reasonably likely to materially affect, the Company’s system of controls over financial reporting in the future.

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

Hillside Oil and Gas, Inc. vs. Mideast Gas Systems, Inc. and CoBas Energy, Inc.

Hillside, as contract operator for Imperial and on behalf of the working interest owners, sued Mideast and CoBas on March 14, 2008 in United States District Court for the Western District of Texas, Midland/Odessa Division , Cause No. Mo08CV035, in connection with a marketing scheme that was put in place by those parties in the Coquille Bay field in Louisiana that resulted in additional higher than normal transportation fees and additional marketing fees for oil and gas sold from the field. Hillside, on behalf of the working interest owners, has settled with Mideast and has agreed to pay Mideast $90,000 in four equal installments to relinquish any claims to transportation and marketing. All payments by the working interest owners totaling $90,000 have been made to Mideast. As a result of the settlement with Mideast, a counter-suit by Petroleum Purchasing Ltd, an affiliate of Mideast, against Imperial for breach of contract, has also been settled. Hillside intends to continue to pursue its claims against CoBas. Subsequent to the end of the quarter, the Company and CoBas reached a tentative agreement concerning dismissal of the case, subject to the completion and execution of acceptable agreements which are in progress of being drafted.

Dan Westerfield et al vs. Imperial Petroleum, Inc. et al.

Certain working interest owners have sued Imperial, Hillside, Wilson and Thagard filed April 14, 2008 in the 25th Judicial District Court for the State of Louisiana, Plaquemines Parish, Division B, Suit No. 55-748 in regard to operations and accounting issues at Coquille Bay field. Mr. Westerfield is the principal party involved in CoBas Energy, Inc., named in the above marketing lawsuit Cause No. MO08CV035. Apparently the parties are attempting to use the courts to circumvent the Joint Operating Agreement in an attempt to have us removed as operator. We intend to vigorously defend ourselves in this litigation. Subsequent to the end of the quarter, the Company and Westerfield et al reached a tentative agreement concerning dismissal of the case, subject to the completion and execution of acceptable agreements which are in progress of being drafted.

Dan Westerfield et al vs. Imperial Petroleum, Inc. et al.

Certain working interest owners have sued Imperial, Hillside, Wilson and Thagard filed April 14, 2008 in the 25th Judicial District Court for the State of Louisiana, Plaqueminses Parish Division A, Suit No. 55-747 in regard to operations issues Bastian Bay field. Mr. Westerfield is the principal party involved in CoBas Energy, Inc., named in the above lawsuit. Apparently the parties are attempting to use the courts to circumvent the Joint Operating Agreement in an attempt to have us removed as operator. We intend to vigorously defend ourselves in this litigation. Subsequent to the end of the quarter, the Company and Westerfield et al reached a tentative agreement concerning dismissal of the case, subject to the completion and execution of acceptable agreements which are in progress of being drafted.

Pearl River Navigation vs. Imperial Petroleum, Inc.

Pearl River conducted barge and crane operations after hurricane Katrina on the Coquille Bay field in Louisiana on behalf of the working interest owners. A dispute arose between the parties regarding the availability of Pearl River’s crane operator on weekends, despite the fact that Pearl River continued to bill for such operations. The Company refused to pay the disputed invoices and Pearl River filed a lien in the amount of approximately $789,000 despite approximately $225,000 in payments by the Company. Pearl River filed a lawsuit dated August 1, 2007 in the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana. the case was moved to the United States District Court for the Eastern District of Louisiana, Civil Action No. 07-9619, Section “I”(4). The Company and Pearl River have been in negotiations over a settlement of the lien and Pearl River has agreed to accept a one-time cash payment of $270,000. The Company does not currently have the funds to tender a lump sum payment to Pearl River to settle the matter and has requested payment terms which have thus far been denied by Pearl River. The Company intends to continue to negotiate with Pearl River in an attempt to settle this matter. The Company believes it has reached a settlement agreement with Pearl River and has provided a draft settlement agreement to Pearl River for its review and execution.

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

Dated: March 11, 2009