Form 10-Q
period 2009-04-30
IMPERIAL PETROLEUM INC
filed 2009-06-10
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2009

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

Registrant’s telephone number,

including area code (812) 867-1433

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-Accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On April 30, 2009, there were 16,964,441 shares of the Registrant’s common stock issued and outstanding.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended April 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
		Page

Condensed Consolidated Balance Sheets as of July 31, 2008 and April 30, 2009		5

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2009 and 2008		6

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2009 and 2008		7-8

Notes to Condensed Consolidated Financial Statements		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and Item 5. Other Information are not applicable		23-31

Item 6.	Exhibits	31

SIGNATURES		32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of April 30, 2009, and its results of operations for the three month and nine month periods ended April 30, 2009 and 2008 and its cash flows for the nine month period ended April 31, 2009 and 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	30-Apr-09	31-Jul-08
	Unaudited	Audited
ASSETS

Current Assets
Cash and Cash Equivalents	$92,886	$185,872
Certificates of Deposit	78,304	75,906
Accounts Receivable	638,438	883,955

Total current assets	809,628	1,145,733

Property, Plant and Equipment
Mining Claims, options & development costs	40,620	40,620
Oil and gas properties (full cost method)	3,385,735	5,739,795

	3,426,355	5,780,415
Less: Accumulated DD&A	(472,069)	(898,591)

Net property, plant and equipment	2,954,286	4,881,824

Long Term Assets:
Deferred financing expenses-net	(0)	246,147

Total other assets	(0)	246,147

TOTAL ASSETS	$3,763,914	$6,273,704

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$599,506	$1,181,963
Accrued expenses	663,266	676,954
Notes payable-current portion	72,669	432,426
Note payable-related parties	523,318	529,367
Line of Credit	0	12,528,775
Other current liabilities	392,455	467,815

Total current liabilities	2,251,214	15,817,300

Long Term Liabilities

Asset Retirement Obligation	219,261	349,286

Total non-current liabilities	219,261	349,286

Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 16,964,441 and 16,964,441 issued and outstanding, respectively	101,788	101,788
Additional paid-in capital	11,511,265	11,511,265
Retained earnings	(9,612,310)	(20,798,631)
Treasury stock	(707,304)	(707,304)

Total stockholder’s equity	1,293,439	(9,892,882)

Total Liabilities and Stockholder’s Equity	$3,763,914	$6,273,704

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Nine Months Ending
	04/30/09	04/30/08	04/30/09	04/30/08
Revenue and other income
Oil and gas revenue	$122,170	$108,566	$1,014,369	$1,196,450

Total operating income	122,170	108,566	1,014,369	1,196,450

Costs and Expenses:
Production costs and taxes	162,521	163,940	805,097	1,100,558
General and administrative	72,692	237,589	292,588	656,938
Depreciation, depletion and amort.	39,618	20,460	195,448	141,805

Total costs and expenses	274,831	421,989	1,293,133	1,899,301

Net gain/(loss) from operations	(152,661)	(313,423)	(278,764)	(702,851)

Other income and (expense)
Interest expense	(535,685)	(449,132)	(1,552,033)	(1,294,784)
Interest income	685	6,876	2,398	11,414
Amortization of loan fees	(72,397)	(74,206)	(246,146)	(222,617)
Gain on sale of assets	13,102,160	0	13,260,635	140,052

Total other income/(expense)	12,494,763	(516,462)	11,464,854	(1,365,935)

Net gain/ loss before income taxes	12,342,102	(829,885)	11,186,090	(2,068,786)

Provision for income taxes
Current	0	0	0	0
Deferred	0	0	0	0

Total benefit from income taxes	0	0	0	0

Net gain/loss	$12,342,102	$(829,885)	$11,186,090	$(2,068,786)

Net gain/loss per share	$0.728	$(0.050)	$0.06597	$(0.128)

Weighted average shares outstanding	16,964,441	16,264,441	16,964,441	16,062,981
Net gain per share, diluted	$0.674	N/A	$0.611	N/A
Weighted average shares outstanding, diluted	18,313,103	N/A	18,313,103	N/A

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending
	04/30/09	04/30/08
Operating activities:
Net income/(loss)	$11,186,090	$(2,068,664)
Depreciation, depletion and amortization	(441,596)	364,422
Expenses paid with common stock	0	50,000
Loss (gain) on sale and disposal of assets	(13,260,635)	(140,052)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in accounts receivable	245,517	37,955
Change in accounts payable	(582,457)	61,152
Change in accrued expenses	(13,688)	204,762
Change in other current liabilities	(75,360)	0

Net cash provided by (used in) operating activities	(2,058,937)	(1,490,547)

Investing activities:
Investment in subsidiary	0	10,640
Purchases and improvements to oil and gas properties	(258,306)	(597,957)
Reinvestment in certificates of deposit	(2,398)	117,275
Changes in ARO	(130,025)	0

Proceeds of sale of assets	15,251,261	140,052

Net cash provided by (used in) investing activities	14,860,532	(340,630)

Financing activities:
Proceeds (payments) from line of credit, net	(12,528,775)	1,427,983
Payments on notes payable	(365,806)	(25,265)
Payments on notes payable-related party	0	9,950

Net cash provided by (used in) financing activities	(12,894,581)	1,412,668

Net change in cash and cash equivalents	(92,986)	(418,509)

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending
	04/30/09	04/30/08
Cash and cash equivalents, beginning of period	185,872	588,658

Cash and cash equivalents, end of period	$92,886	$170,149

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,682	$2,593

Income taxes	0	0

Supplemental Schedule of non-cash investing and financing activities
Stock and options issued for services	0	50,000

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

The Company’s principal business consists of oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company sold its interests in its mining claims during the most recent quarter and retained a net smelter royalty to any minerals and metals produced and sold from its claims. No mining activities have begun on the claims.

Issuance of Additional Securities

During the nine months ended April 30, 2009, the Company did not issue any additional shares. The Company has entered into certain agreements to issue shares subsequent to April 30, 2009. (see Subsequent Events and form 8-K filed June 9, 2009, included herein by reference.)

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Phoenix Metals, Inc., dba the Rig Company and Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.). All significant inter-company accounts and transactions have been eliminated in consolidation.

SALE OF ASSETS AND ELIMINATION OF DEBT

Effective April 30, 2009, the Company completed the sale of certain assets located in North Louisiana and Southeast Texas to Valley Falls Company as part of the Settlement Agreement with its Lender Group to retire its senior and subordinated debt. In addition to the sale of assets, the Company also assigned to its Lender Group an over-riding royalty interest in its Coquille bay field as part of the settlement. As a result of the sale of assets and settlement of debt, the Company recognized a gain during the quarter ended April 30, 2009 of $13,102,160. (See Form 8-K dated May 6, 2009 included herein by reference).

GOING CONCERN

Financial Condition

The Company’s financial statements for the quarter and nine months ended April 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred net losses of $2,588,859; $3,243,996, and $3,426,724 for the years ended July 31, 2008, 2007 and 2006, respectively, and as of April 30, 2009 has an accumulated deficit of $9,612,310.

Management Plans to Continue as a Going Concern

The Company completed the sale of certain assets and a settlement of its debt with its lenders effective on April 30, 2009. Subsequent to the end of the quarter, the Company received and accepted a Stock Subscription Agreement from Novus Acquisition and Development Corp. to raise $3.2 million in equity in exchange for the issuance of 16,400,000 shares of the Company’s restricted common stock and a Convertible Debt Agreement to raise $1.72 million with conversion of the debt at the option of either the Company or Novus on or after December 31, 2009 or approval by its shareholders if necessary. The conversion price of the Note is at $0.40/share. Upon funding of each of these Agreements expected on or before June 30, 2009, the Company will have adequate capital to meet its short-term requirements and for growth capital. (see Subsequent Events and form 8-K filed June 9, 2009, included herein by reference.)

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

Description of Business and Basis of Presentation

Imperial Petroleum, Inc., a Nevada corporation (the “Company”), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas and had diversified its business activities to include mineral mining, with a particular emphasis on gold mining. The Company sold its mining claims to focus on its oil and natural gas business.

On April 30, 2009, the Company operated 22 oil and gas wells in Texas and Louisiana. Net daily sales from the Company’s oil and gas properties averaged approximately 36 Bopd and 55 Mcfpd during the quarter ended April 30, 2009. The Company’s estimated net proven oil and gas reserves as of July 31, 2008 after adjusting for the sale of assets completed April 30, 2009 were 127.6 MBO and 1,614 MMCFG. The Company sold its Kentucky leases, including the gathering system, and retained a 2.5% overriding royalty interest in the development of the leases.

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

Effective April 30, 2009, the Company closed on the sale of certain assets to Valley Falls Company and assigned the proceeds to its lender group, including an overriding royalty interest in its Coquille Bay field, in exchange for the extinguishments of approximately $14.6 million in debt, representing the Company’s outstanding non-related party debt. As a result of the sale and the retirement of the debt, the Company realized a gain in the current quarter of about $13.1 million. As part of its debt restructuring, the Company also sold its interest in some 280 non-operated properties.

SUBSEQUENT EVENTS

On June 4, 2009, the Company received and accepted a Stock Subscription Agreement and a Convertible Debt Agreement from Novus Acquisition and Development Corp. The total proceeds of the two agreements is $5.0 million. Under the terms of the Stock Subscription Agreement, the Company will issue 16,400,000 shares of its restricted common stock to Novus representing approximately 49% of the issued and outstanding shares. The Convertible Debt Agreement has a term of two years and an interest rate of 7% and can be converted into restricted common shares of the Company an a conversion price of $0.40/share at the option of either Novus or the Company after December 31, 2009 or after approval of the shareholders is obtained if deemed necessary by the Company. Based on the principal amount of the Note, Novus would be entitled to an additional 4,300,000 shares if converted and Novus would own in excess of 50% of the issued and outstanding common stock of the Company. Closing of the agreements is scheduled for June 30, 2009 and is subject to continued due diligence on the part of Novus.

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

The Company in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders. In addition to the private notes, the Company has the following note obligations: (1) a term loan from a bank in the name of Hillside Oil & Gas for which the Company makes the monthly payments in connection with its purchase of a workover rig from Hillside (the Revolving Loan comprised of the Secured Line of Credit with its senior lender and the Subordinated Loan with a bank was retired effective April 30, 2009.). As of April 30, 2009, the Company had a total of 4 notes payable to individuals and private companies totaling $0.60 million, in principal, of which $0.52 million was with the Company’s Chairman and President, Mr. Wilson.

(4)	STOCK OPTIONS

No new options were granted and no options were exercised during the nine months ended April 30, 2009.

The following is a summary of information about the Stock Options and Warrants outstanding as of April 30, 2009:

Shares Underlying Options and Warrants Outstanding				Shares Underlying Options and Warrants Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.01	1,348,662	0.25 years	$0.01	1,348,662	$0.01

The following is a summary of activity of outstanding stock options:

	Number Of Shares	Weighted Average Exercise Price
Balance, July 31, 2008	1,348,662	$0.01
Options cancelled	—	—
Options expired	—	—
Options issued during the period	—	—

Balance, April 30, 2009	1,348,662	0.01

Exercisable	1,348,662	$0.01

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Crude oil and natural gas prices increased significantly during fiscal 2008 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $120/Bbl for oil and $9.00 per Mmbtu for natural gas at July 31, 2008. Since that time prices took a dramatic drop that reflects softness in world economies as a result of the global economic downturn and the perceived impact to future demand for oil and gas. More recently crude oil prices are nearing $70/bbl again while natural gas prices lag behind at about $4.00/mmbtu reflecting speculation that the world economic recession is easing and demand will return to energy markets, particularly in China and India The impact of price volatility is uncertain and as a result some oil producing countries are threatening an imposed drop in production to compensate for lower prices. If pricing remains high, by demand or artificial methods employed by the oil producing countries, the impact will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to widely fluctuate and to be influenced by global economic turmoil, Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

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

Three months ended April 30, 2009 compared to Quarter ended April 30, 2008.

Revenues for the three months ending April 30, 2009 were $122,170 compared to revenues of $108,566 for the comparable quarter ended April 30, 2008 and represent a 13% increase over the prior year period due to increased crude oil production from Coquille Bay offset by reduced crude prices for the period. The Company’s production at Coquille Bay is limited by available salt water disposal capacity and gas available for gas lift. The Company is preparing to rework certain of its wells to improve operations. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana.

Oil and gas production operating expenses were $162,521 for the quarter ended April 30, 2009 compared to $163,940 for the quarter ended April 30, 2008 and represent a 1% decline in the level of expenses. Operations at Coquille Bay were significantly curtailed during the most recent quarter as they were in last year’s comparable quarter. Operating expenses are expected to increase as workover operations commence to improve production in the future.

General and administrative costs were $72,692 for the three months ending April 30, 2009 compared to $237,589 for the same period a year earlier. Overall G&A expenses declined by some 70% and are lower than will normally be expected. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff. Interest expense for the quarter was $535,685 in 2009 compared to $449,132 for the same period in 2008 and are expected to be reduced to about the $50,000 per quarter level, as a result of the settlement of the Company’s debt.

The Company had an after-tax net gain of $12,342,102 ($0.728 per share) for the quarter ended April 30, 2009 compared to a net loss of $829,885 ($0.050 per share) for the comparable quarter a year earlier. The net gain for the quarter is comprised mainly from the retirement of the Company’s debt as a result of the sale of certain assets. The Company does not expect to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly.

Nine months ended April 30, 2009 compared to Nine Months ended April 30, 2008.

Revenues for the nine months ending April 30, 2009 were $1,014,369 compared to revenues of $1,196,450 for the comparable period ended April 30, 2008 and represent a 15 % decrease over the prior year period due to the decreased prices received for crude oil production from Coquille Bay. Production remained about the same from the nine month period a year ago. The Company’s production at Coquille Bay is limited by available salt water disposal capacity and gas available for gas lift. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as we continue to improve operations in the field.

Oil and gas production operating expenses were $805,097 for the nine months ended April 30, 2009 compared to $1,100,558 for the nine months ended April 30, 2008 and represent a 27% decline in the level of expenses. The Company believes that the most recent quarter reflects lower than normal levels of operating costs at Coquille Bay due to limited production. Operating expenses are expected to increase as workover operations commence to improve production in the future.

General and administrative costs were $292,588 for the nine months ending April 30, 2009 compared to $656,938 for the same period a year earlier. Overall G&A expenses declined by some 55% as a result of cost-cutting measures by the Company and as a result of a lower level of activity. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff. Interest expense for the nine months was $1,552,033 in 2009 compared to $1,294,784 for the same period in 2008. As a result of the retirement of the Company’s senior and subordinated debt, interest levels will be significantly lower in subsequent quarters.

The Company had a gain of $11,186,090 ($0.659 per share) for the nine months ended April 30, 2009 compared to a net loss of $2,068,786 ($0.128 per share) for the comparable period a year earlier. The net gain for the quarter was primarily due to the gain resulting from the sale of certain properties and the retirement of its senior and subordinated debt. The Company does not expect to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly.

FINANCIAL CONDITION

Capital Resources and Liquidity

Because of the closing of the Hillside, Warrior and Coquille Bay asset acquisitions in 2004, the Company’s capital requirements relate primarily to the remedial efforts to return wells to production and to workover and repair operations on various wells to increase production, including the repairs required at Coquille Bay after hurricane Katrina. Now that the repairs at Coquille Bay are completed and production has been re-established, the Company has a great deal of flexibility in the timing and amount of these expenditures. The Company did not make any capital expenditures for workovers in the most recent quarter due to limited production at Coquille Bay and due to a lack of capital.

As a result of the inability of the Company to raise capital for its mining operations, Management decided to terminate all of the Company’s mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures and subsequently sold its interest in the operations of the Duke Mine and retained a net smelter royalty. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. Management decided to seek a partner for the Duke Mine during 2005 and focus its management resources and limited capital on the oil and natural gas properties acquired from Hillside and Warrior and to focus on additional acquisitions in the oil and gas sector. The Company completed a joint venture arrangement with ATLCC during the year ended July 31, 2007, however ATLCC failed to provide the development capital and the Company re-assumed operations of the property. The Company reached an agreement with a new partner and has assigned the mine claims to a new party contingent upon renewed operations. Under the new arrangement the Company retained a small net profits interest in the operations.

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

Effective April 30, 2009, the company completed the sale of certain of its oil and gas assets located in north Louisiana and southeast Texas to Valley Falls Company and assigned the proceeds of the sale to its lender group. In addition, as part of the agreement to retire its senior and subordinated debt, the lender group received an assignment of a 5% overriding royalty interest in Coquille Bay, proportionately reduced to the Company’s record title interest in the field. The Settlement Agreement resulted in the retirement of approximately $14.6 million in principal, accrued interest and fees. (See Form 8-K dated May 6, 2009 incorporated herein by reference)

The timing of expenditures for the Company’s oil and natural gas and mining activities are generally distributed over several months, however, any cessation of production or catastrophe type expenditures create significant cash flow shortages for the Company. The Company anticipates its current working capital will not be sufficient to meet its required capital expenditures and that the Company will be required to either access additional borrowings from its lender or access outside capital. Currently the Company projects it will require non-discretionary capital expenditures of approximately $260,000 in fiscal 2009 to maintain its current levels of production. Without access to such capital for non-discretionary projects, the Company’s production may be significantly curtailed or shut in and jeopardize its leases.

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

Subsequent to the end of the quarter, the Company announced that it had received and accepted a Stock Subscription Agreement to raise $3.28 million and a Convertible Debt Agreement to raise $1.72 million from Novus Acquisition and Development Corp. Under the terms of the Stock Subscription Agreement the Company will issue a total of 16,400,000 shares of its restricted common stock representing approximately 49% of the issued and outstanding shares. Under the conversion features of the Convertible Debt Agreement, if converted to common stock, Novus would receive an additional 4,300,000 shares based on a conversion price of $0.40/share. The conversion of the debt is subject to shareholder approval, if required, and is limited to periods after December 31, 2009. the debt instrument includes an interest rate of 7% per year paid quarterly in arrears and a two year term. Closing is subject to further due diligence by Novus and is scheduled for June 30, 2009.

The Company has also has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $523,318 as of April 30, 2009. These loans bear market rates of interest and flexible terms. These funds have been used to maintain the Company’s oil and gas and mining activities and fund its overhead requirements. In addition, as of April 30, 2009 the Company has accrued salaries due its Chairman and President of $86,001. Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At April 30, 2009, the Company had current assets of $809,628, including $92,886 in cash and cash equivalents, $78,304 in certificates of deposit, and $638,438 in trade and oil and gas accounts receivable and current liabilities of $2,251,214, which resulted in negative working capital of $1,441,586. The negative working capital position is comprised of trade accounts payable of $599,506; of accrued expenses payable of $663,266 consisting primarily of interest and accrued salaries payable to the Company’s President and oil and gas suspense accounts, notes payable to the Company’s President of $523,318; and third party notes payable of $72,669. As of April 30, 2009 the Company had cash and cash equivalents of $92,886.

Debt

(See above, Capital Resources and Liquidity.) The Company had two credit facilities in place in connection with its oil and gas operations: (a.) an $15,000,000 Revolving Loan that expired on April 14, 2009 and (b.) a $350,000 subordinated note payable to Bank of Oklahoma that expired on April 14, 2009 each of which were retired effective April 30, 2009.

Revolving Loan

The Company completed the Revolving Loan, an $15 million revolving financing of which approximately $9.6 million was required at closing, including approximately $0.25 million in working capital, $0.3 million for the Caltex acquisition and $0.6 million in development capital for workovers. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of April 2007, the Company had available borrowing capacity of approximately $10.5 million based upon the current oil and gas properties evaluation. The Revolving Loan had a term of 2 years (April 14, 2009) and an interest rate of LIBOR plus 1,100 basis points and subject to a LIBOR floor of 5%. (The LIBOR Rate for July 2007 was 5.37%). The Revolving Loan was subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. In addition the Lender was granted a 2.5 % over-riding royalty interest payable from the monthly production of the Company. The Company completed a Forbearance Agreement and Amendment Number One to Credit Agreement dated March 26, 2008 providing the Company with access to additional borrowings under the credit facility in the approximate amount of $365,000. As of January 31, 2009 the Company believed it was in compliance with the covenants of credit agreements as amended. However, the Company received a subsequent notice dated October 10, 2008 indicating the Company was in default of the terms of the Forbearance Agreement and that the lender intended to begin foreclosure proceedings on or after October 24, 2008. (see Form 8-K filing dated October 15, 2008 incorporated herein by reference) On November 13, 2008 the Company and its Lender executed a new Forbearance Agreement that deferred any further action by its Lender until December 29, 2008 and anticipated the company and its Lender entering into a Settlement Agreement on or before December 15, 2008. The Company and the Lender entered into an amendment to that Forbearance Agreement extending the dates for a settlement agreement to January 15, 2009 and an expiration date for the new amended agreement on January 31, 2009. Effective April 30, 2009, the Company completed the sale of certain assets and retired and repaid its Revolving Loan.

Subordinated Debt

In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2 years from the closing date (April 14, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan. As a result of the above –referenced notice of default on its senior debt, the Company was also in default with respect to its subordinated debt facility. The Forbearance Agreement signed on November 13, 2008 and amended on December 19, 2008, also applies to the subordinated debt. the Settlement Agreement negotiated with the agent for the Lender group included the retirement and repayment of the Subordinated Debt as well.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-Q, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2009, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of April 30, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2009. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of April 30, 2009. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of April 30,

2009, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

Changes in Internal Controls

The Company changed its system of internal controls in 2005 to include the review and compilation of its financial information by independent accountants in cooperation with the Company’s own internal staff. No additional changes in internal controls were made during the quarter ended April 30, 2009. The Company’s Certifying Officers believe that these previous changes to the Company’s system of internal control over financial reporting has materially affected, and is reasonably likely to materially affect, the Company’s system of controls over financial reporting in the future.

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

The Company, through its predecessor in interest, was named with others in a breach of its duties to act as a reasonably prudent operator in the development of the Crump Gas Unit in Panola County, Texas . The Crump Unit encompasses the Company’s Mittie Horton well. The Plaintiff is seeking a cancellation of the lease for failure to produce hydrocarbons in paying quantities or alternatively to establish a lien against the leasehold to secure payment of plaintiff’s damages resulting from the Company’s failure to develop the property. The Company executed a farmout agreement with Burke Royalty (“Burke”), a co-defendant in the suit, regarding the acreage in question. Burke negotiated a settlement under which the Plaintiffs would arrange to drill additional wells. The Company has a 12.5% carried working interest in the first well drilled in the unit and the right to participate for a 12.5% working interest in subsequent wells. Chesapeake is the operator of the exploration agreement and has not recognized the Company’s interest in these wells to date. The Company has contacted Chesapeake and has provided documentation to Chesapeake which the Company believes demonstrates its ownership. Chesapeake disagrees with our position. To date the Company has taken no further actions.

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

Certain working interest owners have sued Imperial, Hillside, Wilson and Thagard filed April 14, 2008 in the 25th Judicial District Court for the State of Louisiana, Plaquemines Parish Division A, Suit No. 55-747 in regard to operations issues Bastian Bay field. Mr. Westerfield is the principal party involved in CoBas Energy, Inc., named in the above lawsuit. Apparently the parties are attempting to use the courts to circumvent the Joint Operating Agreement in an attempt to have us removed as operator. We intend to vigorously defend ourselves in this litigation. Subsequent to the end of the quarter, the Company and Westerfield et al reached a tentative agreement concerning dismissal of the case, subject to the completion and execution of acceptable agreements which are in progress of being drafted.

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

Dated: June 10, 2009