Form 10-K
period 2009-07-31
IMPERIAL PETROLEUM INC
filed 2009-10-29
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On July 31, 2009, there were 16,964,441 shares of the Registrant’s common stock issued and outstanding. The aggregate market value of the Registrant’s voting stock held by non-affiliates is $1,064,618. See Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

Documents Incorporated by Reference: NONE

IMPERIAL PETROLEUM, INC

FORM 10-K

FISCAL YEAR ENDED JULY 31, 2009

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

1

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

At July 31, 2009, the Company operated 18 oil and gas wells in Louisiana. In addition, the Company owns an overriding royalty interest in Kentucky as well as the rights to several inactive gas wells as part of its New Albany Shale play. Net daily production from the Company’s oil and gas properties was approximately 44 Bopd and 66 Mmcfpd for the year ended July 31, 2009. The Company’s estimated net proven oil and gas reserves as of July 31, 2009 were 243 MBO and 2,501 Mmcfg, respectively. The Company is the operator and owner of the Duke Gold Mine in Utah, although no significant operations occurred during the fiscal year.

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

The Company completed the acquisition of a 16% non-operated working interest in the Coquille Bay Field of south Louisiana in May 2004 from Royal-T Oil Company (“Royal-T”) for $800,000 which was funded out of additional borrowings from the Company’s revolving line of credit. The properties are located in Plaquemines Parish, Louisiana. Subsequent to year end July 31, 2004, the Company acquired the remaining interests owned by Royal-T and became the operator of the project. The Company’s interest in the project increased to a 22% working interest, however as a result of certain non-consenting partners, the Company presently carries 49.5% of the capital investment. Natural gas production from the project began on one well in February 2005. The Company established a total of six producing completions prior to extensive damage caused by hurricane Katrina. Production rates were approximately 75 Bopd and 800 mcfpd immediately prior to the storm. Coquille Bay was shut in after hurricane Katrina awaiting repairs to the Company’s platform and facilities as well as the platform operated by Martin Marks that delivers the Company’s gas to market. The Company’s production was restored in April 2007 on a continuous basis from three completions and is limited by the capacity of the saltwater disposal system to handle produced water volumes. As of July 31, 2009, the Coquille Bay field was capable of producing approximately 70-80 Bopd and 100 mcfpd,. Additional workover operations are planned in the future to repair the saltwater disposal system and rework or recomplete other wells to increase production.

The Company completed the purchase of the rights to 31 wells and associated leases in Guadalupe County, Texas for the development of proved behind pipe reserves of approximately 300,000 bbls from Caltex Operating Company and Apache Energy in June 2004. The proposed formation is the Pecan Gap at 1900 feet and has been logged and cored in most of the wells on the leases. The Company issued a total of 1.375 million shares of its restricted common stock in connection with the acquisition and closing fees and paid $300,000 in cash. The Company sold its rights to these properties in connection with the settlement of its debt in April 2009.

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

In November 2004, the Company completed the change of control of Warrior to Universal Wireline Equipment LLC, a company based in Tulsa, OK. The Company retained 5 million shares of its previously owned Warrior common stock in connection with the change of control and received 720,000 shares of Imperial common stock which was previously held by Warrior. With the change of control, the Company sold certain rights to its Duke Gold Mine and received an additional 5 million shares of Warrior common stock and retained a 5% net smelter royalty in any proceeds from mining and processing of the Duke Mine claims in the future. Subsequent to closing, Warrior advised the Company that it would be unable to fulfill the obligations relating to the Duke Mine acquisition and the Company received a re-assignment of the mining claims and retained the shares of Warrior stock as liquidated damages. The result of the failed transaction was that the Company reduced its ownership of Warrior to 7.6% of its common stock. The Company subsequently completed a new joint venture arrangement of its Duke Gold Mine in April 2006 with ATLCC, however ATLCC failed to begin capital improvements and the Company terminated the proposed joint venture. A second joint venture partner for the Duke Mine also failed to complete its financing and conduct operations. No operations have been conducted on the Duke Mine in the current fiscal year.

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

In March 2008 the Company signed a Forbearance Agreement with its senior lender in connection with its failure to make certain payments due under its credit facility. Under the terms of the Agreement, the Company agreed to engage a broker or investment banker on or before April 15, 2008 to explore the sale of its assets to retire its debt. After several conversations with potential investment bankers, the Company and its Senior Lender agreed to postpone the retention of an investment banker and to allow management to pursue the sale of individual assets or a re-structuring of the Company’s senior debt with other parties. On October 10, 2008, the Company received notice that it is in default under the terms of the Forbearance Agreement and that its senior lender intends to pursue foreclosure beginning October 24, 2008. The Company reached a Settlement Agreement with its lenders effective April 30, 2009 that resulted in the sale of its North Louisiana and southeast Texas properties with the proceeds paid to its lenders in exchange for the retirement of its senior and subordinated debt facility. The Settlement Agreement closed effective April 30, 2009. (See Capital Resources and Liquidity: Long Term Debt).

Subsequent Events

None

Business Strategy

The Company’s management has focused its efforts on the acquisition and exploitation of oil and gas assets. With over 35 years experience in evaluating, acquiring and exploiting oil and gas reserves, the Company’s senior management believes that quality acquisition and exploitation opportunities continue to exist today.

Oil and Natural Gas Reserves

The following table is a summary, as of July 31, 2009, of the proved reserves of oil and natural gas net to the Company’s interest based upon estimates prepared by or for the Company. These estimates are based on assumptions the Company believes are reasonable regarding production costs, future production rates and declines. These estimates are based upon constant prices and costs as of July 31, 2009, of $65.35/Bbl and $2.65/Mmbtu adjusted for differentials. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company’s control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and could be revised. Estimates have been filed with the Energy Information Agency as part of its annual survey of oil and gas operators for 2008 based on the Company’s reserves as of July 31, 2008 in addition to reports filed with the Securities and Exchange Commission (“SEC”). The Company has no reserves outside the United States.

As of July 31, 2009

Category	Oil (MBO)	Natural Gas (MMCF)	Future Net Revenue (M$)	Present Value Discounted @10%(M$)
Producing	25	67	413	392
Non-Producing	218	2,099	14,280	6,240
Undeveloped	0	335	33	(68)
Total Proved	243	2,501	14,726	6,654

Reserves by State

The following table illustrates the Company’s reserve summaries by State as of July 31, 2009:

As of July 31, 2009

	Oil (MBO)	Natural Gas (MMCF)
Texas	0	0
Louisiana	243	2,501
Other	0	0

Total	243	2,501

Note: Other reserves included in this table reflect estimated reserves attributable to approximately 280 properties as noted above.

Acreage - The following table shows the developed and undeveloped leasehold acreage held by the Company as of July 31, 2009:

	Developed Acreage		Undeveloped Acreage
	(1) Gross	(2) Net	(1) Gross	(2) Net
Texas	0	00	0	0
Louisiana	763	676	0	0
Kentucky	0	0	0	0

Various	0	0	0	0

Total	763	470	0	0

Productive Wells - The following table summarizes the productive oil and gas wells in which the Company had an interest at July 31, 2009:

	Oil Wells		Gas Wells		Total
	(1) Gross	(2) Net	(1) Gross	(2) Net	(1) Gross	(2) Net
Texas	0	0	0	0	0	0
Louisiana	17	16.75	1	0.75	18	17.50
Other	0	0	0	0	0	0

Total	17	16.75	1	0.75	18	17.50

(1)	A “gross acre” or a “gross well” is an acre or well in which a working interest is owned by the Company and the number of gross acres or gross wells is the total number of acres or wells in which a working interest is owned by the Company.
(2)	A “net acre” or a “net well” exists when the sum of the Company’s fractional ownership interests in gross acres or gross wells equals one. The number of net acres or net wells is the sum of the fractional interests owned in gross acres or gross wells, and does not include any royalty, overriding royalty or reversionary interests.

Production, Price and Cost Data - The following table summarizes certain information relating to the production, price and cost data for the Company for the fiscal years ended, July 31, 2009, 2008, 2007.

Year Ended July 31,

	2009	2008	2007
Oil:
Production (Bbls)	16,190	14,862	10,220
Revenue	$960,407	$1,422,433	$619,074
Average barrels per day	44	40	28
Average sales price per barrel	$59.32	$95.71	$60.57
Natural Gas:
Production (Mcf)	24,099	66,787	69,157
Revenue	$108,953	$432,949	$418,975
Average Mcf per day	66	183	189
Average sales price per Mcf	$4.52	$6.48	$6.06
Production costs (1)	$985,753	$1,487,460	$834,438
Equivalent (Bbls) (2)	20,206	25,993	21,746
Production costs per equivalent bbl (3)	$48.79	$57.22	$52.57

Total oil and gas revenues	$1,069,361	$1,855,381	$1,143,194

(1)	Includes expense workovers.
(2)	Gas production is converted to barrel equivalents at the rate of six Mcf per barrel representing the estimated relative energy content of natural gas to oil.

(3)	Historical costs and expenses differ from projections included in the reserve estimates presented above as a result of remedial costs associated with repairs of the Hillside acquisition properties and repairs to the Coquille Bay platform included in historical costs and considered to be non-recurring expenses. To the extent that continued remedial costs are incurred in the future, the economic limit of the producing properties will be affected and will reduce our reserve estimates substantially.

Drilling Activity

The following table illustrates the results of the drilling activity during each of the three most recent fiscal years as reflected by number of wells drilled.:

	July 31, 2009		July 31, 2008		July 31, 2007
	Gross	Net	Gross	Net	Gross	Net
Texas	0	0	0	0	4.0	0.1
New Mexico	0	0	0	0	0	0
Louisiana	0	0	0	0	0	0
Mississippi	0	0	0	0	0	0
Other	0	0	0	0	0	0

Total	0	0	0	0	4.0	0.1

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

Oil and Natural Gas Development, Major Properties

Coquille Bay Field

The Company assumed operations of the Coquille Bay field in January 2005 from Royal-T. The field is located in Plaquemines Parish, Louisiana in approximately 4-6 feet of water. Seventeen wells have produced oil and natural gas at depths ranging from 8,000 ft. to 11,000 feet. The Company manages the field under an Operating Agreement with the State of Louisiana and owns a record title 22% working interest and a 21.4% net revenue interest. Through non-consent provisions of the Operating Agreement, the Company currently has a 49.5 % working interest and a 41.2% net revenue interest. Prior to hurricane Katrina, the Company had the field producing at approximately 75 Bopd and 800 mcfpd from six completions, however production has been plagued by continuous repair and maintenance problems and over-sized equipment at the central facility and by the lack of sufficient gas for gas lifting of the oil wells. The Company had completed work on two additional wells that had sufficient gas flow rates to supply the necessary gas lift gas immediately prior to shutting down for the hurricane. The Company completed a majority of the repairs caused by the hurricane Katrina and began producing on a limited basis in September 2006, however continuous operations were not maintained until replacement of the over-sized rental compressor in April 2007. The field is capable of producing at approximately 70-80 Bopd and 450 mcfpd (net sales 100 mcfpd) but is currently limited by its ability to dispose of salt water produced in the field and by gas available for gas lift. The Coquille Bay field has numerous workover opportunities available to increase production and reserves.

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

Royal-T Oil Co., Inc. acquired the rights from the LRDC in 1999 and settled the lawsuit with the oyster farmer and laid the flowline to a nearby Hilcorp platform. Royal-T opened the well for production and tested the well at 2.5 mmcfpd with 4,500# flowing tubing pressure on a 12/64ths choke when a wellhead leak forced Royal-T to kill the well in order to repair the leak. Royal-T perforated the well at 4,000 feet and circulated and pumped bay water into the well and eventually killed the well. After repairing the wellhead, royal-T was unable to swab the well on for production. Subsequently Royal-T re-perforated the well but ran out of funds before it could swab the well online. The well presently builds up surface pressure to 2,500# and the produces gas for several hours before loading up. The Company jetted the well with a coiled tugging unit in March 2006 after a failed attempt to run a TDT-P log due to being unable to reach bottom as a result of the tite spots in the tubing. The well did not sustain flow after the coiled tubing work and appears to have formation damage as the most recent tests indicate. Currently the gas sales line from Hilcorp’s platform which handles our gas prior to sales has been discontinued and there is no present outlet for gas sales from the field. The Company believes that its leases on this property are in jeopardy due to non-production

Principal Exploration and Development Projects: Mining Ventures

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

The Company constructed a pilot plant in 1998 at the Duke Mine and moved a portable Cosmos Concentrator on to the site. The Company spent approximately $185,000 to conduct pilot recovery tests under a small miner’s permit exemption. Pilot plant results were encouraging despite mechanical start-up problems. Upon completion of its pilot tests, the Company suspended any further exploration until construction of a full-scale modular facility can be completed. Subject to capital availability, permitting and construction schedules, the cost to construct a full scale facility is approximately $8.0 million to achieve a capacity of 10,000 tons per day. Presently there are 5 other companies active in the development of claims in the vicinity of the Duke Mine. The Company entered into discussions with a mining company to provide the capital and manage the development of the mine and completed an agreement in connection with the change of control of Warrior in which the Company would retain a 5% net smelter royalty. The mining company was unable to complete its capital efforts in relation to the Duke Mine and as a result the Company re-assumed control of the Duke Mine and entered into a similar arrangement with a new venture partner.

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

The Company currently sells a substantial portion of its oil and gas production on “spot” market or short term contracts. During the year ended July 31, 2009, the Company sold approximately 87% and 13% of its oil and gas, respectively, to Plains Marketing and Professional Oil & Gas respectively. The Company does not believe that the loss of any of these purchasers would significantly impair its operation.

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

Pearl River Navigation vs. Imperial Petroleum, Inc.

Pearl River conducted barge and crane operations after hurricane Katrina on the Coquille Bay field in Louisiana on behalf of the working interest owners. A dispute arose between the parties regarding the availability of Pearl River’s crane operator on weekends, despite the fact that Pearl River continued to bill for such operations. The

Company refused to pay the disputed invoices and Pearl River filed a lien in the amount of approximately $789,000 despite approximately $225,000 in payments by the Company. Pearl River filed a lawsuit dated August 1, 2007 in the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana. the case was moved to the United States District Court for the Eastern District of Louisiana, Civil Action No. 07-9619, Section “I”(4). The Company and Pearl River have been in negotiations over a settlement of the lien and Pearl River has agreed to accept a one-time cash payment of $100,000 and an overriding royalty interest in the field. The Company does not currently have the funds to tender a lump sum payment to Pearl River to settle the matter and has requested payment terms. The Company intends to continue to negotiate with Pearl River in an attempt to resolve this matter.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.	Market For Registrant’s Common Stock; and Related Stockholder Matters.

The Company’s common stock is traded in the over-the-counter market. From 1984 to 1997 trading had been so limited and sporadic that it was not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company was advised that trading in its shares resumed in September 1997 and the Company’s stock was quoted at approximately $0.25 per share in sporadic trading. At July 31, 2009, the approximate bid price for the Company’s common stock was $0.10 per share and the approximate asked price was $0.11 per share with a closing price of $0.11 per share.

No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

There are approximately 602 holders of record of the Company’s common stock.

ITEM 6.	Selected Financial Data.

	2009	2008	2007	2006	2005
Operating Revenue	1,069,361	1,855,381	1,143,194	3,435,006	2,963,651
Income (loss) from continuing opns	(2,199,020)	(668,891)	(1,655,802)	372,878	73,783
Net Income (loss)	10,785,443	(2,588,859)	(3,243,996)	(3,426,724)	(2,695,812)
Net Income (loss) per share	0.636	(0.16)	(0.28)	(0.31)	(0.26)
Total Assets	3,138,809	6,273,704	6,101,286	18,085,079	17,082,279
Stockholder’s Equity	892,560	(9,882,882)	(7,354,022)	(5,428,118)	(2,198,762)
Cash Dividends Paid per Common Share	0	0	0	0	0
Number of Outstanding Shares (weighted)	16,694,441	16,289,523	11,487,701	10,946,960	10,465,050

ITEM 7.	Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

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

As a result of the collapse of the world economies into recession, crude oil and natural gas prices decreased significantly during fiscal 2009 from 2008 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $65.35/Bbl for oil and $2.58 per Mmbtu for natural gas at July 31, 2009. Since that time prices have first rebounded somewhat. The impact of high prices turning to lowered prices is uncertain and much volatility exists in world oil and gas pricing as oil producing countries are threatening an imposed drop in production to compensate for lower prices. If pricing remains high, by demand or artificial methods employed by the oil producing countries, the impact will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to widely fluctuate and to be influenced by global economic turmoil, Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

Prices for gold had remained relatively stable and has edged significantly higher during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation and most likely reflects a “flight to gold” in the face of global economic turmoil. Current spot prices for gold are approximately $1,000.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

Copper prices have fluctuated dramatically since the Company’s acquisition of its copper property with prices ranging from a low of about $0.65 per pound in August 1993 to about $2.78 per pound today. Currently, copper prices have edged significantly downward. Wide variations in copper prices have resulted from the increased demand for electrical wire and copper related products as a result of the continued high growth rate of the economies of the industrialized nations and as a result of periodic reductions in the availability of scrap copper for recycling. Continued fluctuations in the spot price for copper are expected to result from variations in the availability of scrap copper and the continued strong demand from emerging nations.

Year ended July 31, 2009 compared to year ended July 31, 2008

Total revenues for the Company for the year ended July 31, 2009 were $1,069,361 compared to $1,855,381 for the prior year and represent a 42% decrease. Approximately half of the decrease in total revenues is a result of a decrease in commodity prices during the year from an average receiving price in 2008 on an equivalent barrel basis of $71.38/Bbl to $52.93/Bbl in 2009 and the other half is due to an decrease in production, primarily natural gas production from Coquille Bay. Coquille Bay continues to suffer from a lack of available gas for gas lift and as a result the Company continues to conserve natural gas and limits sales. With continued softness in commodity prices and problems maintaining continued production at Coquille Bay due to limited gas, the Company expects its revenues to decline in the coming quarters.

Total operating expenses for the year ended July 31, 2009 were $1,505,897 compared to $2,524,272 for the year earlier. Direct operating expenses have decreased despite increased activity at Coquille Bay and are expected to remain stable. General and administrative costs (“G&A”) for the year ended July 31, 2009 were $383,101 compared to $758,269 for the year ended July 31, 2008 and reflect lower expenses due to the fact that the Company operated most of 2009 under a forbearance agreement with its lenders that limited its activities. G&A costs are expected to continue to remain at the current levels. Interest costs decreased to $1,600,431 for the year ended July 31, 2009 compared to $1,923,838 for the prior year as a result of the settlement of the Company’s debt with its lenders in the fourth quarter of fiscal 2009. Interest costs will be substantially reduced in the coming quarters as the Company retired its primary debt.

The Company incurred a net after tax. gain of $10,785,443 ($0.636 per share) for the fiscal year ended July 31, 2009 compared to an after tax loss of $2,588,859 ($0.159 per share) for the prior year. The largest component of the net gain is the gain on the settlement of the Company’s debt of $12,984,463. The Company experienced a net loss during the year of $436,536 from continuing operations Depreciation, depletion and amortization costs decreased from a total of $624,120 last year to $383,189 in the current year as a result of the retirement of the credit agreements and the sale of certain assets in connection with the settlement of debt. The Company expects to continue to incur losses until such time as its oil and gas production is significantly increased.

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

The Company incurred a net, or so–called after tax. loss of $2,588,859 ($0.159 per share) for the fiscal year ended July 31, 2008 compared to an after tax loss of $3,243,996 ($0.28 per share) for the prior year. The largest component of the net loss is interest expense, representing 73%. Depreciation, depletion and amortization costs decreased from a total of $914,878 last year to $624,120 in the current year as a result of no additional fees in the current year for credit agreement amendments. The Company expects to continue to incur losses until such time as its production is significantly increased.

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

As a result of the inability of the Company to raise capital for its mining operations, Management decided to terminate all of the Company’s mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures and subsequently sold its interest in the operations of the Duke Mine and retained a net smelter royalty. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. Management decided to seek a partner for the Duke Mine during 2005 and focus its management resources and limited capital on the oil and natural gas properties acquired from Hillside and Warrior and to focus on additional acquisitions in the oil and gas sector. The Company completed a joint venture arrangement with ATLCC during the year ended July 31, 2007, however ATLCC failed to provide the development capital and the Company re-assumed operations of the property. The Company reached an agreement with a new partner and has assigned the mine claims to a new party contingent upon renewed operations. Under the new arrangement the Company retained a small net profits interest in the operations, however, the latest party ahs been unable to complete its financing and as a result the Company is again seeking a joint venture mining partner.

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

In April 2007, the Company completed a re-financing of its senior and subordinated debt facility with its then current lenders consisting of a $15.0 million Revolving Loan facility and a $0.35 million subordinated debt facility. The total amount borrowed under the re-financing was approximately $10.2 million under the combined credit facility and included approximately $0.3 million for the acquisition of the Caltex properties and $0.85 million for workovers and working capital. The availability under the Revolving Loan was subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and was reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of April 2007, the Company had available borrowing capacity of approximately $10.5 million based upon the then current oil and gas properties evaluation. The Revolving Loan had a term of 2 years (April 14, 2009) and an interest rate of LIBOR plus 1,100 basis points and subject to a LIBOR floor of 5%. (The LIBOR Rate for July 2007 was 5.37%). The Revolving Loan was subject to the normal and customary financial covenants and was secured by a first mortgage and lien right to all of the Company’s operations and assets. In addition the Lender was granted a 2.5 % over-riding royalty interest payable from the monthly production of the Company. In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing were a term of 2 years from the closing date (April 14, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity.

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

Effective April 30, 2009, the Company completed the sale of certain of its oil and gas assets located in north Louisiana and southeast Texas to Valley Falls Company and assigned the proceeds of the sale to its lender group. In addition, as part of the agreement to retire its senior and subordinated debt, the lender group received an assignment of a 5% overriding royalty interest in Coquille Bay, proportionately reduced to the Company’s record title interest in the field. The Settlement Agreement resulted in the retirement of approximately $14.6 million in principal, accrued interest and fees. (See Form 8-K dated May 19, 2009 incorporated herein by reference)

The timing of expenditures for the Company’s oil and natural gas and mining activities are generally distributed over several months, however, any cessation of production or catastrophe type expenditures create significant cash flow shortages for the Company. The Company anticipates its current working capital will not be sufficient to meet its required capital expenditures and that the Company will be required to either access additional borrowings from its lender or access outside capital. Currently the Company projects it will require non-discretionary capital expenditures of approximately $260,000 in the next fiscal year to maintain its current levels of production. Without access to such capital for non-discretionary projects, the Company’s production may be significantly curtailed or shut in and jeopardize its leases.

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

The Company has also has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $515,618 as of July 31, 2009. These loans bear market rates of interest and flexible terms. These funds have been used to maintain the Company’s oil and gas and mining activities and fund its overhead requirements. In addition, as of July 31, 2009 the Company has accrued salaries due its Chairman and President of $120,001. Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At July 31, 2009, the Company had current assets of $130,304, including $17,153 in cash and cash equivalents, $52,500 in certificates of deposit, and $60,651 in trade and oil and gas accounts receivable and current liabilities of $1,839,687, which resulted in negative working capital of $1,709,383. The negative working capital position is comprised of trade accounts payable of $471,948; of accrued expenses payable of $718,444 consisting primarily of interest and accrued salaries payable to the Company’s President and oil and gas suspense accounts; notes payable to the Company’s President of $515,618; and third party notes payable of $12,858. As of July 31, 2009 the Company had cash and cash equivalents of $17,153.

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

Off Balance Sheet Arrangements

None.

Contractual Obligations

See above, Capital Resources and Liquidity.

Debt

(See above, Capital Resources and Liquidity.) The Company had two credit facilities in place in connection with its oil and gas operations: (a.) an $15,000,000 Revolving Loan that expires on April 14, 2009 and (b.) a $350,000 subordinated note payable to Bank of Oklahoma that expires on Apri114, 2009 each of which were retired effective April 30, 2009.

Revolving Loan

The Company completed the Revolving Loan, an $15 million revolving financing of which approximately $9.6 million was required at closing, including approximately $0.25 million in working capital, $0.3 million for the Caltex acquisition and $0.6 million in development capital for workovers. The availability under the Revolving Loan is subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and is reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of April 2007, the Company had available borrowing capacity of approximately $10.5 million based upon the current oil and gas properties evaluation. The Revolving Loan had a term of 2 years (April 14, 2009) and an interest rate of LIBOR plus 1,100 basis points and subject to a LIBOR floor of 5%. (The LIBOR Rate for July 2007 was 5.37%). The Revolving Loan was subject to the normal and customary financial covenants and is secured by a first mortgage and lien right to all of the Company’s operations and assets. In addition the Lender was granted a 2.5 % over-riding royalty interest payable from the monthly production of the Company. The Company completed a Forbearance Agreement and Amendment Number One to Credit Agreement dated March 26, 2008 providing the Company with access to additional borrowings under the credit facility in the approximate amount of $365,000. As of January 31, 2009 the Company believed it was in compliance with the covenants of credit agreements as amended. However, the Company received a subsequent notice dated October 10, 2008 indicating the Company was in default of the terms of the Forbearance Agreement and that the lender intended to begin foreclosure proceedings on or after October 24, 2008. (see Form 8-K filing dated October 15, 2008 incorporated herein by reference) On November 13, 2008 the Company and its Lender executed a new Forbearance Agreement that deferred any further action by its Lender until December 29, 2008 and anticipated the company and its Lender entering into a Settlement Agreement on or before December 15, 2008. The Company and the Lender entered into an amendment to that Forbearance Agreement extending the dates for a settlement agreement to January 15, 2009 and an expiration date for the new amended agreement on January 31, 2009. Effective April 30, 2009, the Company completed the sale of certain assets and retired and repaid its Revolving Loan

Subordinated Debt

In connection with the Revolving Loan, the Company also completed a subordinated financing of approximately $350,000 with a Bank of Oklahoma. The terms of the Subordinated Financing are a term of 2 years from the closing date (April 14, 2009) and an interest rate of 8% per annum paid in kind and accrued to the loan balance due at maturity. The Company can retire the Subordinated debt only after payment of the Revolving Loan. As a result of the above–referenced notice of default on its senior debt, the Company was also in default with respect to its subordinated debt facility. The Forbearance Agreement signed on November 13, 2008 and amended on December 19, 2008, also applies to the subordinated debt. The Settlement Agreement negotiated with the agent for the Lender group included the retirement and repayment of the Subordinated Debt.

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

In connection with the preparation of this annual report on Form 10-K/A, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of July 31, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of July 31, 2009. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of July 31, 2009, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

Segregation of Duties

As a result of lack of employees, we were unable to meet certain segregation of duties criteria and did not have existing resources for creating a compensating control mechanism. In June 2008, during our evaluation of our internal controls, Mr. Wilson, our combined Chief Executive Officer and Chief Financial Officer, identified the inability to include proper segregation of transaction authorization, transaction processing and custody within our accounting department, resulting in a material weakness in our internal controls over financial reporting.. Despite our material weakness regarding our segregation of duties, we believe that our financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Changes in Internal Controls

No additional changes in internal controls were made during the year ended July 31, 2009.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of Registrant.

Directors and Executive Officers

The following table sets forth certain information regarding the directors, executive officers and key employees of the Company.

Name	Age	Position
Jeffrey T. Wilson	56	Director, Chairman of the Board, President and Chief Executive Officer
Annalee C. Wilson	53	Director
Aaron M. Wilson	30	Director
Malcolm W. Henley	57	Director
J. Gregory Thagard	46	Director

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

Based upon a review of From 3, 4 and 5 filings made by the Company’s officers and directors during the past fiscal year ended July 31, 2009 under Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

ITEM 11.	Executive Compensation.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company’s Chairman of the Board, President and Chief Executive Officer and (2) other compensation paid to officers and directors of the Company. Except as provided in the table below, during the three fiscal years ended July 31, 2009, 2008 and 2007 (i) no restricted stock awards were granted, (ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

SUMMARY COMPENSATION TABLE

	Annual Compensation		Long Term Awards Warrants
Name and Principal Position	Year	Salary	Bonus	# shares
Jeffrey T. Wilson	2009	$140,000		—
	2008	$140,000		—
	2007	$140,000		200,000	*
Annalee C. Wilson	2009			—
	2008			—
	2007			200,000	*
Aaron M. Wilson	2009			—
	2008			—
	2007			200,000	*
Malcolm W. Henley	2009			—
	2008			—
	2007			200,000	*

*	Expired;

None of the executive officers listed received prerequisites or other personal benefits that exceeded the greater of $50,000 or 10% of the salary and bonus for such officers. Directors are currently not paid for their service to the Company. Mr. Thagard , Mr. Malcolm Henley and Mr. Aaron Wilson have received compensation as consultants and contractors to the Company and its subsidiaries in the current fiscal year ending July 31, 2009 in the amounts of $84,000, $12,500 and $75,600 respectively.

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

As of July 31, 2009, the Company has 16,964,441 issued and outstanding shares of common stock. The following table sets forth, as of July 31, 2009, the number and percentage of shares of common stock of the Company owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company’s common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31,2009, the Company had approximately 602 holders of common stock of record.

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

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $515,618 in principal as of July 31, 2009 and has accrued salaries due from the Company of $120,000.01.

HN Corporation, a private retail company owned by Mr. Wilson and his wife, has made unsecured loans to the Company from time-to-time which total $0 in principal as of July 31, 2009. Annalee Wilson serves as the President of HN Corporation and owns 66.7% of its common stock, Jeffrey T. Wilson serves as the Vice President and Secretary of HN Corporation and owns 33.3% of its stock and Aaron M. Wilson serves as a Vice President of HN Corporation.

Mr. Thagard , Mr. Malcolm Henley and Mr. Aaron Wilson, each directors of the Company, have received compensation as consultants and contractors to the Company and its subsidiaries in the current fiscal year ending July 31, 2009 in the amounts of $84,000, $12,500 and $75,600, respectively.

ITEM 14.	Principal Accountant Fees and Services.

The following table presents the fees for professional audit services rendered by the accountancy firm of Weaver & Martin, LLC for the audit of the Company’s annual consolidated financial statements for the fiscal year ended July 31, 2009 and for the fiscal year ended July 31, 2008, and fees for other services rendered by each during those periods:

Fee Category	Fiscal 2009	Fiscal 2008
Audit Fees	$39,750	$39,750
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$39,750	$39,750

Audit fees include fees related to the services rendered in connection with the annual audit of the Company’s consolidated financial statements, the quarterly reviews of the Company’s quarterly reports on Form 10-Q and the reviews of and other services related to registration statements and other offering memoranda. The audit fees in 2009 were comparable to those incurred in 2008.

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

All of the services for 2009 and 2008 were performed by the full-time, permanent employees of Weaver and Martin, LLC

All of the 2009 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors to the extent that rule was applicable during fiscal year 2009. Weaver & Martin, LLC has not provided any services unrelated to the audit during 2009.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Financial Statements and Schedules

Financial Statements of Imperial Petroleum, Inc.

Reports of Independent Public Accountants;

Consolidated Balance Sheets as of July 31, 2009 and 2008;

Consolidated Statements of Operations for the years ended July 31, 2009, 2008, and 2076;

Consolidated Statements of Stockholder Equity for the years ended July 31, 2009, 2008, and 2007;

Consolidated Statements of Cash Flows for the years ended July 31, 2009, 2008, and 2007;

Notes to Consolidated Financial Statements.

Supplemental Financial Information

Schedule II – Amounts Receivable from Related Parties. Other Schedules are omitted as they are not required.

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

IMPERIAL PETROLEUM, INC.

Date: October 29, 2009	/s/ JEFFREY T. WILSON
Jeffrey T. Wilson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY T. WILSON Jeffrey T. Wilson	President and Chief Executive Officer (Principal Executive Officer) and Director	October 29, 2009

IMPERIAL PETROLEUM, INC.

Index to Consolidated Financial Statements

Audited Financial Statements of Imperial Petroleum, Inc.

(See Item 15: Exhibits, Financial Statements and Reports on Form 8-K)

IMPERIAL PETROLEUM, INC.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Imperial Petroleum, Inc. and Subsidiaries

Evansville, Indiana

We have audited the accompanying consolidated balance sheet of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the three years ended July 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the three years ended July 31, 2009, in conformity with U. S. generally accepted accounting principles.

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

/s/
Weaver & Martin, LLC
Kansas City Missouri
October 29, 2009

IMPERIAL PETROLEUM, INC.

Consolidated Balance Sheet

July 31, 2009 and 2008

	2009	2008
ASSETS

Current Assets:
Cash	$17,153	$185,872
Certificates of Deposit	52,500	75,906
Accounts Receivable	60,651	883,955

Total current assets	130,304	1,145,733
Property, plant and equipment:
Mining claims, options, and development costs	—	40,620
Oil and gas properties (full cost method)	3,509,514	5,739,795

	3,509,514	5,780,415
Less: accumulated depreciation, depletion and amortization	(501,009)	(898,591)

Net property, plant and equipment	3,008,505	4,881,824
Other assets:

Deferred financing expense – net of accumulated amortization of $3,212,333 and $2,966,186, respectively	—	246,147

Total assets	$3,138,809	$6,273,704

IMPERIAL PETROLEUM, INC.

Consolidated Balance Sheet

July 31, 2009 and 2008

	2009	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$471,948	$1,181,963
Accrued expenses	718,444	676,954
Notes payable – current portion	12,858	432,426
Notes payable – related parties	515,618	529,367
Line of Credit	—	12,528,775
Other Current Liabilities	120,819	467,815

Total current liabilities	1,839,687	15,817,300
Long-term liabilities:
Asset retirement obligation	406,562	349,286

Total long-term liabilities	406,562	349,286

STOCKHOLDERS’ EQUITY:
Common stock of $.006 par value; authorized 150,000,000 shares; 16,964,441 and 16,941,441 issued, respectively	101,788	101,788
Paid-in capital	11,511,265	11,511,265
Retained deficit	(10,013,189)	(20,798,631)
Treasury stock, at cost (241,637 shares)	(707,304)	(707,304)

Total stockholders’ equity	892,560	(9,892,882)

Total liabilities and stockholders’ equity	$3,138,809	$6,273,704

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Operations

For the Years Ended July 31, 2009, 2008 and 2007

	2009	2008	2007
Revenues and other income:

Oil and gas	$1,069,361	$1,855,381	$1,143,194

Total operating income	1,069,361	1,855,381	1,143,194

Costs and expenses:

Production costs and taxes	985,753	1,487,460	729,293
Mining lease expense	—	1,923	14,768
General and administrative	383,101	758,269	1,905,298
Depreciation, depletion and amortization	137,043	276,620	149,607

Total costs and expenses	1,505,897	2,524,272	2,798,996

Net Income (Loss) from operations	(436,536)	(668,891)	(1,655,802)

Other income and (expense):
Interest expense	(1,600,431)	(1,923,838)	(1,716,183)
Interest income	2,594	31,849	28,040
Amortization of loan fees	(246,146)	(347,500)	(765,271)
Other income (expense)	(14,615)	190,000	—
Gain (loss) on sale of assets	13,080,577	129,521	865,190

Total other income and (expense)	11,221,979	(1,919,968)	(1,588,224)

Net income (loss) before income tax	10,785,443	(2,588,859)	(3,243,996)

Provision for income taxes	—	—	—

Net Income (Loss)	$10,785,443	$(2,588,859)	$(3,243,996)

NET INCOME/(LOSS) PER SHARE	$0.64	$(0.16)	$(0.28)

WEIGHTED AVERAGE SHARES OUTSTANDING	16,694,441	16,289,523	11,487,701

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended July 31, 2009, 2008 and 2007

	Common Stock		Additional Paid-In Capital	Unamortized Cost of Stock Issued	Retained Deficit	Treasury Stock	Total Stockholder’s Equity
	Shares	Par Value
BALANCE, July 31, 2006	11,241,126	$67,447	10,247,264	(69,750)	$(14,965,775)	$(707,304)	$(5,428,118)
Options issued for services	—	—	1,042,852	—	—	—	1,042,852
Stock cancelled	(125,000)	(750)	750	—	—	—	—
Stock issued for services	468,616	2,812	34,988	—	—	—	37,800
Stock issued for assets	220,000	1,320	24,860	—	—	—	26,180
Options exercised	4,160,000	24,960	115,040	—	—	—	140,000
Amortization of prior	—	—	—	69,750	—	—	69,750
Capital contributed	—	—	500	—	—	—	500
Net loss for the period	—	—	—	—	(3,243,996)	—	(3,243,996)
Rounding	(301)	(1)	1,011	—	—	—	1,010

BALANCE, July 31, 2007	15,964,441	$95,788	$11,467,265	$—	$(18,209,771)	$(707,304)	(7,354,022)

Stock Issued for services	1,000,000	$6,000	$44,000	—	—	—	$50,000
Net loss for the period	—	—	—	—	(2,588,859)	—	(2,588,859)

BALANCE, July 31, 2008	16,964,441	$101,788	$11,511,265	—	$(20,798,631)	$(707,304)	$(9,892,882)

Net Income for the period	—	—	—	—	10,785,443	—	10,785,443

Balance as of July 31, 2009	16,964,441	$101,788	$11,511,265	—	$(10,013,188)	$(707,304)	$892,650

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2009, 2008 and 2007

	2009	2008	2007
Operating activities:

Net gain/loss	$10,785,443	$(2,588,859)	$(3,243,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	383,189	624,120	914,878
Expenses paid with common stock and warrants	—	50,000	1,107,842
Amortization of stock issued for services	—	—	69,750
Gain on sale and disposal of assets	(13,080,577)	(129,521)	(865,190)
Change in accounts receivable	823,304	(460,997)	75,941
Change in accounts payable	(710,015)	72,986	(1,044,554)
Change in other liabilities	(289,720)	198,604	392,113
Change in accrued expenses	41,490	245,992	107,350

Net cash provided by (used in) operating activities	(2,046,886)	(1,987,675)	(2,485,866)

Investing activities:
Purchase of oil and gas	(434,407)	(872,806)	(652,306)
Purchase of mining claims	—	—	(8,860)
Reinvestment in certificates of deposit	—	—	(28,040)
Proceeds from certificates of deposit	23,406	124,480	—
Proceeds of sale of assets	15,251,261	139,520	13,696,102

Net cash provided by (used in) investing activities	$14,840,260	$(608,806)	13,006,896

Financing activities:
Advances on notes payable	10,000	2,185,557	10,347,000
Payments on notes payable	(429,568)	(29,312)	(19,588,261)
Proceeds from notes payable-related party	5,000	37,450	—
Payments on Line of credit	(12,528,775)	—	—
Payments to notes payable-related party	(18,750)	—	(136,611)
Payment of financing cost	—	—	(695,000)
Contributed capital	—	—	500
Proceeds from stock warrants exercised	—	—	140,000

Net cash provided by (used in) financing activities	(12,962,093)	2,193,695	(9,932,372)

Net change in cash and cash equivalents	(168,719)	(402,786)	588,658
Cash and cash equivalents, beginning of year	185,872	588,658	—

Cash and cash equivalents, end of year	17,153	185,872	$588,658

Supplemental disclosures for cash flow information:
Cash paid during the period for

Interest	$4,057,763	$14,182	$6,380,786
Income taxes	—	—	—

Supplemental schedule of non-cash investing and financing:
Stock issued for fixed assets	$—	$—	$26,180
Stock issued for services and interest	—	50,000	37,800
Options issued for services	—	—	1,042,852

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements

For the Years Ended July 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Imperial Petroleum, Inc. (the “Company”), a publicly held corporation, was organized under the laws of the state of Nevada.

The Company’s principal business consists of oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. At July 31, 2009, the Company had not begun mining activities.

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

Accounts Receivable

Bad debts on receivables are evaluated periodically and charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts is included in the financial statements. During 2009, 2008 and 2007 the Company charged off $0.

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

The Company’s cash is deposited in two financial institutions. Cash and certificates of deposit at banks are insured by the FDIC up to $250,000. At times, the balances in these accounts may be in excess of federally insured limits. The Company currently operates in the oil and gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company’s major purchasers of its oil and gas during 2009 were Plains Marketing and Professional Oil & Gas. accounting for 87% and 13% revenues respectively. The Company’s major purchasers of its oil and gas during 2008 were Plains Marketing and Mideast Gas Systems, Inc., accounting for 42.9% and 21.0% revenues, respectively.

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

Amortization of Financing Fees

Deferred financing fees are amortized ratably over the term of the related debt. Amortization expense for the years ended July 31, 2009, 2008 and 2007 was $ 246,146, $347,500, and $ 765,271 respectively.

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

Earnings and Loss Per Common Share

Earnings (Loss) per common share is computed based upon the weighted average common shares outstanding.

Reclassification

Certain reclassifications have been made to prior periods to conform to the current presentation.

2. GOING CONCERN

Financial Condition

The Company’s financial statements for the year ended July 31, 2009 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company had a net income of $10,785,443 for the year ended July 31, 2009 and net losses of $2,588,859, and $3,243,996 for the years ended July 31, 2008 and 2007, respectively, and as of July 31, 2009 has an accumulated deficit of $10,013,189.

Management Plans to Continue as a Going Concern

The Company retired its senior and subordinated debt, and except for debt owed to its principal, is debt free. The Company is currently seeking development and acquisition capital to expand its operations.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

3. PROPERTY, PLANT and EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	2009	2008
Oil and gas properties	$3,254,664	$5,484,945
Mining claims	0	40,620
Oil and gas equipment	254,850	254,850

Total	$3,509,514	$5,780,415

4. INCOME TAXES

Provisions for income taxes are as follows:

	2009	2008	2007
(in thousands)
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	—	—	—
State	—	—	—

	$—	$—	$—

The following are the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	2009	2008	2007
	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$(8)	$—	$—

Total deferred tax liabilities	(8)	$—	$—
Valuation allowance	8	—	—

Net deferred tax liability	—	—	—

Deferred tax assets:
Unrealized loss on securities	707	$707	$707
Property, plant and equipment	—	120	88
Net operating losses	1,921	6,336	5,296
Other	129	75	40

Total deferred tax assets	2,757	7,238	6,131

Valuation allowance	(2,757)	(7,238)	(6,131)

Net deferred tax assets	—	—	—

Net deferred tax asset (liability)	$—	$—	$—

A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company has net operating loss (NOL) carry forwards to offset its earnings of approximately $5,643,000. If not utilized, the net operating losses will expire in varying amounts from 2009 to 2028.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted FIN 48 effective August 1, 2008. The adoption did not have a material impact on our financial statements.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

The following table shows a reconciliation of the beginning and ending unrecognized tax benefits (liabilities) for 2009, 2008 and 2007.

	2009	2008	2007
Balance at August 1	$—	$—	$—
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Lapse of statute	—	—	—

Balance at July 31	$—	$—	$—

Allowable tax credits are applied currently as reductions of the provision for income taxes. Interest related to unrecognized tax benefits is reflected in interest expense, and penalties in operating expenses, if applicable.

At July 31, 2009, 2008 and 2007, accrued liabilities for interest and penalties totaled $0, $0 and $0, respectively, net of accrued income taxes. Interest and penalties affecting earnings in 2009, 2008 and 2007 were $0, $0 and $0, respectively.

The Company has filed tax returns in the U.S. federal jurisdiction, Texas, Louisiana, Mississippi, and Kentucky. All tax years since 2003 remain subject to examination. The Company does not believe it has a material unrecognized tax benefit or liability, therefore, none is provided.

The amounts of U. S. and foreign income (loss) before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes were:

	Dollars			Percent of Pretax Income
	2009	2008	2007	2009	2008	2007
Income (loss) before income taxes	$10,648	$(2,488)	$(3,922)	100.00%	100.00%	100.00%
Federal statutory income tax	—	—	—	0.00%	0.00%	0.00%
State income taxes	—	—	—	0.00%	0.00%	0.00%
Nondeductible expense and other	—	—	—	0.00%	0.00%	0.00%

Income tax (provision) benefit	$—	$—	$—	0.00%	0.00%	0.00%

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

5. NOTES PAYABLE AND LINE OF CREDIT

	2009	2008
Gary S. Williky, unsecured promissory note, dated November 24, 1997, principal due on demand plus interest at 9.0%	$5,858	$5,858

Greg Thagard, unsecured demand note	$7,000	—
Equipment note due a Bank, dated 03/01/01, payments assumed 1/16/04, principal due on demand plus interest at a variable rate at 5.5% as of 7/31/04. Collateralized by a workover rig and certain vehicles.	—	76,568
Note Payable to a Bank, subordinated debt due 1/16/08, monthly. Interest due in-kind at 8.5%. Collateralized by the oil and gas properties and certain assets of the Company on a 2nd mortgage.	—	350,000

Total	12,858	432,426

Less: current portion	12,858	432,426

Long-term notes payable	—	—

Current maturities of notes payable are as follows:

7/31/10	12,858
7/31/11	—
7/31/12	—
7/31/13	—
Thereafter	—

Total	$12,858

Notes Payable – Related Party

	2009	2008
Officer – 7.5% demand note	$27,758	$15,664
Officer – 9.0% demand note	487,860	513,703

	$515,618	$529,367

LINE OF CREDIT

The Company maintained a revolving line of credit agreement with a lending institution totaling $15 million. The Company had $10,200,511 and $2,328,264 in outstanding advances and accrued interest as of July 31, 2008. The line of credit provides for interest at the rate of LIBOR plus 11% in April of 2009, secured by the oil and gas properties and certain assets of the Company. The Company retired its line of credit facility as of April 30, 2009 (See Note 13). As of July 31, 2009, the Company currently has no debt facilities in place other than as noted in the tables above.

6. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its chief executive officer, Jeffrey T. Wilson and a Company owned and controlled by Mr. Wilson, H.N. Corporation. There are no outstanding amounts owed to HN Corporation as of July 31, 2009. The Company had accrued salaries payable to Mr. Wilson of $120,000 and $23,333 as of July 31, 2009 and 2008 respectively.

The Company owes its Chairman and Chief Executive Officer, Jeffrey T. Wilson, as a result of loans to the Company, a total of $515,618 in principal as of July 31, 2009. Interest rates on the loans are fixed at 7.5% and 9% as shown in Note 5. All of the loans are secured by a first mortgage granted by the Company to Wilson on the oil and gas assets. Accrued interest as of July 31, 2009 is $29,255.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

Mr. Thagard, Mr. Malcolm Henley and Mr. Aaron Wilson, each directors of the Company, have received compensation as consultants and contractors to the Company and its subsidiaries in the current fiscal year ending July 31, 2009 in the amounts of $84,000, $12,500 and $75,600 respectively.

In June of 2007, the Company issued a total of 300,000 shares and $10,000 to a director of the Company for public relation services provided on behalf of the Company.

In July of 2007, the Company issued 1,000,000 warrants to purchase 1,000,000 shares of common stock to its directors (200,000 each) for compensation for their services. The warrants had a term of one year and a strike price of $0.18. The warrants were valued at $309,193 using the Black Scholes valuation method using the following factors; risk free interest rate of 5.00%, strike price of $0.18, market price of $0.40, volatility of 180.72%, and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2007. As of July 31, 2009, all of these warrants had expired and none of these warrants were still outstanding.

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

Using a credit-adjusted risk free rate of 8%, and estimated useful life of wells ranging from 30-40 years, and estimated plugging and abandonment cost ranging from $9,000 per well to $125,000 per well, the Company has recorded a non-cash fixed asset addition and associated liability related to its property acquisitions of $458,7873. Oil and gas properties were increased by $458,787, which represents the present value of all future obligations to retire the wells at July 31, 2009. At July 31, 2009 the obligation was $406,562 as a result of increases in plugging costs and related services. For the periods ended July 31, 2009 and 2008, respectively, the Company recorded accretion expenses of $30,116 and $25,873 associated with this liability. These expenses are included in interest expense in the consolidated statements of operations.

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

The Company has accrued revenue payable, legal and petty suspense accounts in the amount of $173,907, $323,213 and $6,422, respectively, as of July 31, 2009. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business. Suspense accounts are cleared out annually and paid to the owners. The Company has a plugging liability for oil and gas operations in the various states in the amount of $406,562. The Company has plugging bonds posted with the state regulatory agencies in the amount of $1,208,500 to offset the cost of plugging wells in the future.

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

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

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

Pearl River Navigation vs. Imperial Petroleum, Inc.

Pearl River conducted barge and crane operations after hurricane Katrina on the Coquille Bay field in Louisiana on behalf of the working interest owners. A dispute arose between the parties regarding the availability of Pearl River’s crane operator on weekends, despite the fact that Pearl River continued to bill for such operations. The Company refused to pay the disputed invoices and Pearl River filed a lien in the amount of approximately $789,000 despite approximately $225,000 in payments by the Company. . Pearl River filed a lawsuit dated August 1, 2007 in the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana. the case was moved to the United States District Court for the Eastern District of Louisiana, civil Action No. 07-9619, Section “I”(4). The Company and Pearl River have been in negotiations over a settlement of the lien and Pearl River has agreed to accept a one-time cash payment of $100,000 and an overriding royalty interest in the Coquille Bay field. The Company does not currently have the funds to tender a lump sum payment to Pearl River to settle the matter and has requested payment terms. The Company intends to continue to negotiate with Pearl River in an attempt to complete settlement of this matter.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

9. STOCK WARRANTS

During the year ended July 31, 2007, the Company issued 7,000,000 warrants for common stock as detailed in Note 10 below. The following schedule summarizes pertinent information with regard to the stock warrants for the years ended July 31, 2008, 2007 and 2006:

	2009		2008		2007
	Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price
Beginning of year	1,348,662	$0.01	3,348,662	$0.078	1,348,662	$0.01
Granted	—	—	—	—	7,000,000	0.085
Exercised	—	—	—	—	(5,000,000)	0.070
Forfeited	—	—	—	—	—	—
Expired	1,348,662	0.01	2,000,000	0.125	—	—

End of year	—	—	1,348,662	$0.01	3,348,662	$0.078

Exercisable	—	—	1,348,662	$0.01	3,348,662	$0.078

As of July 31, 2009, the Company has no warrants outstanding or exercisable.

10. SHAREHOLDER EQUITY TRANSACTIONS

In August of 2006, the Company issued 6,000,000 warrants to purchase 6,000,000 shares of common stock for services. The warrants have a term of one year and a strike price of $0.07. The warrants were valued at $733,659 using the Black Scholes valuation method using the following factors; risk free interest rate of 5.11%, strike price of $0.07, market price of $0.16, volatility of 191.35%, and no yield. The value of the warrants was expensed as consulting expense in the year ended July 31, 2007. As of July 31, 2007, 2,000,000 warrants were exercised for 2,000,000 shares of common stock for a total of $140,000; 3,000,000 warrants were exercised in a cashless exercise for 2,160,000 shares of common stock; and 1,000,000 warrants were still outstanding. Those 1,000,000 warrants expired on August 2, 2007. Of the 6,000,000 warrants, 1,000,000 were issued to the president of the Company, 1,000,000 were issued to a director in the Company, and 1,000,000 were issued to an entity owned by the president and a director in the Company.

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

In July of 2007, the Company issued 1,000,000 warrants to purchase 1,000,000 shares of common stock to its directors (200,000 each) for compensation for their services. The warrants have a term of one year and a strike price of $0.18. The warrants were valued at $309,193 using the Black Scholes valuation method using the following factors; risk free interest rate of 5.00%, strike price of $0.18, market price of $0.40, volatility of 180.72%, and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2007. As of July 31, 2009, no warrants were still outstanding. See Note 9.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

In April of 2008, the Company issued 1,000,000 shares of common stock to an investor relations firm and its agent as compensation for their services. The common stock was valued at $0.05 per share on the date of issuance.

11. LEASE OBLIGATIONS

The Company maintains office space at its headquarters at 329 Main Street, Mezzanine Level, Evansville, IN. The Company maintains its current office space on a month-to-month basis with monthly rent of $941. Total rental expense was $11,294 for each of the years ended July 31, 2009, 2008 and 2007.

12. ACCRUED EXPENSES

The Company has accrued expenses as of July 31 as follows:

	2009	2008
Revenue in suspense	$503,521	$438,496
Accrued officer salary – CEO	121,001	23,333
Accrued interest on notes	29,255	153,940
Other	64,667	61,185

	718,444	676,954

13. GAIN ON SALE OF ASSETS AND EXTINGUISHMENT OF DEBT

Effective April 30, 2009 the Company sold certain assets located in North Louisiana and Southeast Texas in connection with a Settlement Agreement entered into between the Company and the Agent representing its Senior and Subordinated Debt holders. All of the proceeds of the sale were paid to the lenders in exchange for extinguishment for the debt resulting in a gain to the Company of $12,984,463.

14. SUBSEQUENT EVENTS

None

IMPERIAL PETROLEUM, INC.

Supplemental Information

(Unaudited)

For the Years Ended July 31, 2009, 2008 and 2007

Capitalized Costs Relating to Oil and Gas	2009	2008	2007
Property acquisitions	0	0	300,000
Proved	166,372	960,432	652,306
Unproved	—	—	—
Less – proceeds from sales of properties	—	(129,521)	(13,696,102)
Support equipment and facilities	—	—	—

Oil and gas related costs	166,372	830,911	(12,743,796)

Results of Operations for Oil and Gas Producing Activities	2009	2008	2007
Revenues	$1,069,361	$1,855,381	$1,143,194
Production costs and taxes	(985,753)	(1,487,460)	(729,293)
Depreciation, depletion and amortization	(419,189)	(276,620)	(149,607)

Income from oil and gas producing activities	$(335,581)	$91,301	$264,294

The following table sets forth the Company’s net proved oil and gas reserves at July 31, 2009 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels (bbls) in the case of oil, and units of one thousand cubic feet (MCF) in the case of gas.

	Oil (bbls)	Gas (MCF)
Proved reserves:
Balance at July 31, 2007	423,630	3,582,710
Discoveries and extensions	—	—
Acquisitions	—	—
Sales and dispositions	—	—
Revisions of previous estimates	35,301	(1,633,805)
Production	(14,862)	(66,787)

Proved reserves:
Balance at July 31, 2008	444,069	1,882,118
Discoveries and extensions	—	—
Acquisitions	—	—
Sales and dispositions	(361,939)	(346,001)
Revisions of previous estimates	177,465	988,718
Production	(16,190)	(24,099)
Proved reserves at July 31, 2009	243,405	2,500,736

Proved developed July 31, 2007	380,930	2,620,060

Proved developed July 31, 2008	401,000	1,114,000
Proved developed July 31, 2009	243,405	2,165,901

All of the Company’s reserves are located in the continental United States. In 2006, the Company acquired an interest in the Bastian Bay field in Louisiana, however due to failed workover attempts the reserves for that well were downgraded to probable reserves as of July 31, 2009 and resulted in a substantial revision to prior estimates of proven reserves.

Standardized Measure of Discounted Future Net Cash Flows

	July 31, 2009	July 31, 2008	July 31, 2007
Future Cash Inflows	$16,379,730	$55,034,629	$40,126,710
Future production costs and taxes	5,806,846	12,382,927	10,758,460
Future development costs	1,496,282	3,222,896	2,729,500
Future income tax expenses	3,176,810	13,800,082	9,323,563
Net future cash flows	5,899,792	25,628,724	17,315,187
Discount at 10%	(2,419,789)	(12,481,171)	(8,432,484)
Discounted future net cash flows from proved reserves	3,480,003	13,147,553	8,882,703
Balance, beginning of year	$13,147,533	$8,882,703	$51,563,000
Acquisitions	—	—	—
Sales of oil and gas net of production costs	(83,608)	(889,057)	(308,756)
Discoveries and extensions	—	—	—
Changes in prices and production costs	(21,556,972)	20,203,471	(674,882)
Extensions, additions and discoveries	—	—	—
Revision of quantity estimates	16,979,230	(12,039,040)	—
Sales and dispositions	(12,089,985)	—	(79,696,715)
Development costs incurred	(166,372)	452,468	652,306
Interest factor accretion of discount	769,860	520,131	1,083,313
Net change in income taxes	1,218,001	(4,476,519)	28,264,437
Changes in future development costs	(1,697,690)	493,396	(13,343,500)
Changes in production rates and other	—	—	—

Balance, end of year	$3,480,003	$13,147,553	$8,882,703

Estimated future net cash flows represent an estimate of the net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at July 31, 2009 were $65.35 per barrel of oil and $2.58 per MMBTU of gas respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions. The estimates of reserve values include estimated future development costs that the Company does not currently have the ability to fund. If the Company is unable to obtain additional funds, it may not be able to develop its oil and natural gas properties as estimated in its July 31, 2009 reserve report.

The future net revenue information assumes no escalation of costs or prices. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.