Form 10-Q
period 2009-10-31
IMPERIAL PETROLEUM INC
filed 2009-12-11
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2009

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

On October 31, 2009, there were 16,964,441 shares of the Registrant’s common stock issued and outstanding.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended October 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
		Page

Condensed Consolidated Balance Sheets as of July 31, 2009 and October 31, 2009		5

Condensed Consolidated Statements of Operations for the three months ended October 31, 2009 and 2008		6

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2009 and 2008		7-8

Notes to Condensed Consolidated Financial Statements		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors,
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults
Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and
Item 5. Other Information are not applicable		21-29

Item 6.	Exhibits	29

SIGNATURES		30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of October 31, 2009, and its results of operations for the three month period ended October 31, 2009 and 2008 and its cash flows for the three month period ended October 31, 2009 and 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	31-Oct-09	31-Jul-09
	Unaudited	Audited
ASSETS

Current Assets
Cash and Cash Equivalents	$6,252	$17,153
Certificates of Deposit	52,896	52,500
Accounts Receivable	65,611	60,651

Total current assets	124,759	130,104

Property, Plant and Equipment
Oil and gas properties (full cost method)	3,515,144	3,509,514

	3,515,144	3,509,514
Less: Accumulated DD&A	(508,566)	(501,009)

Net property, plant and equipment	3,006,578	3,008,505

Long Term Assets:
Deferred financing expenses-net	—	—

Total other assets	—	—

TOTAL ASSETS	$3,131,337	$3,138,809

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$659,941	$471,948
Accrued expenses	778,379	718,444
Notes payable-current portion	12,858	12,858
Note payable-related parties	513,618	515,618
Other current liabilities	120,819	120,819

Total current liabilities	2,085,615	1,839,687

Long Term Liabilities

Asset Retirement Obligation	406,562	406,562

Total non-current liabilities	406,562	406,562

Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 16,964,441 and 16,964,441 issued and outstanding , respectively	101,788	101,788
Additional paid-in capital	11,511,265	11,511,265
Retained earnings	(10,266,589)	(10,013,189)
Treasury stock	(707,304)	(707,304)

Total stockholder’s equity	639,160	892,560

Total Liabilities and Stockholder’s Equity	$3,131,337	$3,138,809

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending
	10/31/09	10/31/08
Revenue and other income
Oil and gas revenue	$60,586	$697,805

Total operating income	$60,586	$697,805

Costs and Expenses:
Production costs and taxes	$201,097	$318,648
General and administrative	95,804	124,312
Depreciation, depletion and amort.	7,557	81,445

Total costs and expenses	304,458	524,405

Net gain/(loss) from operations	(243,872)	173,400

Other income and (expense)
Interest expense	(12,315)	(499,312)
Interest income	396	768
Amortization of loan fees	0	(86,874)
Other income (expense)	2,391	0
Gain on sale of assets	0	0

Total other income/(expense)	(9,528)	(585,418)

Net gain/ loss before income taxes	(253,400)	(412,078)

Provision for income taxes
Current	0	0
Deferred	0	0

Total benefit from income taxes	0	0

Net gain/loss	$(253,400)	$(412,078)

Net gain/loss per share	$(0.015)	$(0.024)

Weighted average shares outstanding	16,964,441	16,964,441

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ending
	10/31/09	10/31/08
Operating activities:
Net income/(loss)	(253,400)	(412,078)
Depreciation, depletion and amortization	7,557	168,319
Change in asset retirement obligation	0	0
Change in accounts receivable	(4,960)	260,515
Change in accounts payable	187,993	(514,262)
Change in accrued expenses	59,935	42,687

Net cash provided by (used in) operating activities	(2,875)	(454,819)

Investing activities:
Purchases and improvements to oil and gas properties	(5,630)	(144,416)
Reinvestment in certificates of deposit	(396)	(768)

Net cash provided by (used in) investing activities	(6,026)	(145,202)

Financing activities:
Proceeds from line of credit	0	475,747
Payments on notes payable	0	(5,396)
Payments on notes payable-related party	(2,000)	(3,411)

Net cash provided by (used in) financing activities	(2,000)	466,940

Net change in cash and cash equivalents	(10,901)	(133,081)

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ending
	10/31/09	10/31/08
Cash and cash equivalents, beginning of period	17,153	185,872

Cash and cash equivalents, end of period	6,252	52,791

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	0	1,211

Income taxes	0	0

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results, which may be expected for the year ending July 31, 2010. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 31, 2009.

Organization

Imperial Petroleum, Inc. (the “Company”), a publicly held corporation, was organized under the laws of the state of Nevada.

The Company’s principal business consists of oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. As of October 31, 2009, the Company had not begun mining activities.

Issuance of Additional Securities

During the three months ended October 31, 2009, the Company did not issue any additional shares. The Company has agreed to issue 1,000,000 shares of its restricted common stock in connection with the purchase of certain oil and gas assets, expected to close in December 2009.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Phoenix Metals, Inc., dba the Rig Company and Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.). All significant inter-company accounts and transactions have been eliminated in consolidation.

GOING CONCERN

Financial Condition

The Company’s financial statements for the quarter ended October 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net gain of $10,785,443 for the year ended July 31, 2009 and net losses of $2,588,859 and $3,243,996 for the years ended July 31,2008 and 2007, respectively, and as of July 31, 2009 has an accumulated deficit of $10,013,089.

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

At October 31, 2009, the Company operated 18 oil and gas wells in Louisiana. In addition, the Company owns an overriding royalty interest in Kentucky as well as the rights to several inactive gas wells as part of its New Albany Shale play. Net daily production from the Company’s oil and gas properties was approximately 44 Bopd and 66 Mmcfpd for the year ended July 31, 2009. The Company’s estimated net proven oil and gas reserves as of July 31, 2009 were 243 MBO and 2,501 Mmcfg, respectively. The Company is the operator and owner of the Duke Gold Mine in Utah, although no significant operations occurred during the fiscal year.

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

In March 2008 the Company signed a Forbearance Agreement with its senior lender in connection with its failure to make certain payments due under its credit facility. Under the terms of the Agreement, the Company agreed to engage a broker or investment banker on or before April 15, 2008 to explore the sale of its assets to retire its debt. After several conversations with potential investment bankers, the Company and its Senior Lender agreed to postpone the retention of an investment banker and to allow management to pursue the sale of individual assets or a re-structuring of the Company’s senior debt with other parties. On October 10, 2008, the Company received notice that it was in default under the terms of the Forbearance Agreement and that its senior lender intended to pursue foreclosure beginning October 24, 2008. The Company reached a Settlement Agreement with its lenders effective April 30, 2009 that resulted in the sale of its North Louisiana and southeast Texas properties with the proceeds paid to its lenders in exchange for the retirement of its senior and subordinated debt facility. The Settlement Agreement closed effective April 30, 2009.

Subsequent Events

The Company signed a letter of intent to acquire certain oil and gas properties located in Louisiana from an undisclosed seller for the payment of a note payable of $350,000 and 1.0 million shares of the restricted common stock of the Company. The Company expects to close the acquisition in December 2009.

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

The Company in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders. As of October 31, 2009, the Company had a total of 3 notes payable to individuals and private companies totaling $0.526 million, in principal, of which $0.51 million was with the Company’s Chairman and President, Mr. Wilson.

(4)	STOCK OPTIONS

No new options were granted and no options were exercised during the three months ended October 31, 2009. There are no outstanding options as of October 31, 2009.

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

As a result of the collapse of the world economies into recession, crude oil and natural gas prices decreased significantly during fiscal 2009 from 2008 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $77.35/Bbl for oil and $5.10 per Mmbtu for natural gas at October 31, 2009. Since that time prices have first rebounded somewhat. The impact of high prices turning to lowered prices is uncertain and much volatility exists in world oil and gas pricing as oil producing countries are threatening an imposed drop in production to compensate for lower prices. If pricing remains high, by demand or artificial methods employed by the oil producing countries, the impact will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to widely fluctuate and to be influenced by global economic turmoil, Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

Prices for gold had remained relatively stable and has edged significantly higher during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation and most likely reflects a “flight to gold” in the face of global economic turmoil. Current spot prices for gold are approximately $1,147.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

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

Three months ended October 31, 2009 compared to Quarter ended October 31, 2008.

Revenues for the three months ending October 31, 2009 were $60,586 compared to revenues of $697,805 for the comparable quarter ended October 31, 2008 and represent a 91 % decrease over the prior year period due to the sale of properties and the lack of sales of crude oil from Coquille Bay during the quarter. The Company’s production at Coquille Bay is limited by available salt water disposal capacity and gas available for gas lift. The Company completed an initial phase of workover efforts to increase gas and to rework its saltwater disposal well to increase its capacity, however, the well work resulted in additional oil production. As a result, additional workovers will be required to develop enough gas for gas lift at peak levels. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as we continue to improve operations in the field.

Oil and gas production operating expenses were $201,097 for the quarter ended October 31, 2009 compared to $318,648 for the quarter ended October 31, 2008 and represent a 37% decline in the level of expenses. The Company believes that most of the start-up expenses for its operations at Coquille Bay have been eliminated and that normal levels of operating costs are reflected in the current quarter. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to increase as workover operations commence to improve production in the future, subject to availability of capital.

General and administrative costs were $95,804 for the three months ending October 31, 2009 compared to $124,312 for the same period a year earlier. While costs for the prior period reflect additional costs associated with the year-end accounting audit and preparation of the Form 10-K, overall expenses declined by some 23%. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff. Interest expense for the quarter was $12,315 in 2009 compared to $499,312 for the same period in 2008 and are expected to remain at or near those levels as a result of the payoff of the Company’s senior and subordinated debt.

The Company had an after-tax net loss of $253,400 ($0.015 per share) for the quarter ended October 31, 2009 compared to a net loss of $412,078 ($0.024 per share) for the comparable quarter a year earlier. The net loss for the quarter decreased due to increased revenues and decreased expenses from the Company’s oil and gas operations. The Company does not expect to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly. At the present time, the Company lacks the available capital to pursue a substantial program to improve production.

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

As a result of the inability of the Company to raise capital for its mining operations, Management decided to terminate all of the Company’s mining lease commitments except the Duke Gold Mine in Utah during fiscal 2000. As a result, the Company is active in only one mine that will require significant capital expenditures and subsequently sold its interest in the operations of the Duke Mine and retained a net smelter royalty. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development. Because of the relative magnitude of the capital expenditures that may ultimately be required for any single mining venture as operations are achieved, management has pursued a strategy of acquiring properties with significant mineral potential in an effort to create a mineral property base sufficient to allow the Company to access capital from external sources, either through debt or equity placements. Management decided to seek a partner for the Duke Mine during 2005 and focus its management resources and limited capital on the oil and natural gas properties acquired from Hillside and Warrior and to focus on additional acquisitions in the oil and gas sector. The Company completed a joint venture arrangement with ATLCC during the year ended July 31, 2007, however ATLCC failed to provide the development capital and the Company re-assumed operations of the property. The Company reached an agreement with a new partner and has assigned the mine claims to a new party contingent upon renewed operations. Under the new arrangement the Company retained a small net profits interest in the operations, however, the latest party has been unable to complete its financing and as a result the Company is again seeking a joint venture mining partner.

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

The Company has also has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $513,618 as of October 31, 2009. These loans bear market rates of interest and flexible terms. These funds have been used to maintain the Company’s oil and gas and mining activities and fund its overhead requirements. In addition, as of October 31, 2009 the Company has accrued salaries due its Chairman and President of $156,001. Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At October 31, 2009, the Company had current assets of $124,759, including $6,252 in cash and cash equivalents, $52,896 in certificates of deposit, and $65,611 in trade and oil and gas accounts receivable and current liabilities of $2,085,615, which resulted in negative working capital of $1,960,856. The negative working capital position is comprised of trade accounts payable of $659,941; of accrued expenses payable of $778,379 consisting primarily of interest and accrued salaries payable to the Company’s President and oil and gas suspense accounts; notes payable to the Company’s President of $513,618; and third party notes payable of $12,858. As of October 31, 2009 the Company had cash and cash equivalents of $6,252.

.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-Q, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of October 31, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of October 31, 2008. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of October 31, 2008, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

Segregation of Duties

As a result of lack of employees, we were unable to meet certain segregation of duties criteria and did not have existing resources for creating a compensating control mechanism. In October 2009, during our evaluation of our internal controls, Mr. Wilson, our combined Chief Executive Officer and Chief Financial Officer, identified the inability to include proper segregation of transaction authorization, transaction processing and custody within our accounting department, resulting in a material weakness in our internal controls over financial reporting. Despite our material weakness regarding our segregation of duties, we believe that our financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Changes in Internal Controls

The Company changed its system of internal controls in 2005 to include the review and compilation of its financial information by independent accountants in cooperation with the Company’s own internal staff. No additional changes in internal controls were made during the quarter ended October 31, 2009. The Company’s Certifying Officers believe that these previous changes to the Company’s system of internal control over financial reporting has materially affected, and is reasonably likely to materially affect, the Company’s system of controls over financial reporting in the future.

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

Pearl River Navigation vs. Imperial Petroleum, Inc.

Pearl River conducted barge and crane operations after hurricane Katrina on the Coquille Bay field in Louisiana on behalf of the working interest owners. A dispute arose between the parties regarding the availability of Pearl River’s crane operator on weekends, despite the fact that Pearl River continued to bill for such operations. The Company refused to pay the disputed invoices and Pearl River filed a lien in the amount of approximately $789,000 despite approximately $225,000 in payments by the Company. Pearl River filed a lawsuit dated August 1, 2007 in the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana. the case was moved to the United States District Court for the Eastern District of Louisiana, Civil Action No. 07-9619, Section “I”(4). The Company and Pearl River have settled this case and as a result, the Company has granted a judgment in favor of Pearl River of $100,000 and has assigned a 1.5% ORRI from its interests in the Coquille Bay field.

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

Dated: December 11, 2009