Form 10-Q
period 2010-01-31
IMPERIAL PETROLEUM INC
filed 2010-03-15
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2010

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

On January 31, 2010, there were 18,064,441 shares of the Registrant’s common stock issued and outstanding.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended January 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
		Page
Condensed Consolidated Balance Sheets as of July 31, 2009 and January 31, 2010		5

Condensed Consolidated Statements of Operations for the three months ended January 31, 2010 and 2009		6

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2010 and 2009		7-8

Notes to Condensed Consolidated Financial Statements		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors,
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults
Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and
Item 5. Other Information are not applicable		22-30

Item 6.	Exhibits	30

SIGNATURES		31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of January 31, 2010, and its results of operations for the six month period ended January 31, 2010 and 2009 and its cash flows for the six month period ended January 31, 2010 and 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	31-Jan-10	31-Jul-09
	Unaudited	Audited
ASSETS

Current Assets
Cash and Cash Equivalents	$29,673	$17,153
Certificates of Deposit	53,326	52,500
Accounts Receivable	100,847	60,651

Total current assets	183,846	130,104

Property, Plant and Equipment
Oil and gas properties (full cost method)	3,586,144	3,509,514

	3,586,144	3,509,514
Less: Accumulated DD&A	(513,123)	(501,009)

Net property, plant and equipment	3,073,021	3,008,505

TOTAL ASSETS	$3,256,8677	$3,138,809

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$719,376	$471,948
Accrued expenses	813,850	718,444
Notes payable-current portion	111,358	12,858
Note payable-related parties	514,618	515,618
Other current liabilities	120,819	120,819

Total current liabilities	2,280,021	1,839,687

Long Term Liabilities

Asset Retirement Obligation	406,562	406,562

Total non-current liabilities	406,562	406,562

Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 18,064,441 and 16,964,441 issued and outstanding, respectively	108,388	101,788
Additional paid-in capital	11,657,233	11,511,265
Retained earnings	(10,488,033)	(10,013,189)
Treasury stock	(707,304)	(707,304)

Total stockholder’s equity	570,284	892,560

Total Liabilities and Stockholder’s Equity	$3,256,867	$3,138,809

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Six Months Ending
	01/31/10	01/31/09	01/31/10	01/31/09
Revenue and other income
Oil and gas revenue	$35,294	$194,394	$98,271	$892,199

Total operating income	$35,294	194,394	$98,271	$892,199

Costs and Expenses:
Production costs and taxes	$91,323	323,928	$292,420	642,576
General and administrative	141,603	95,583	237,407	219,895
Depreciation, depletion and amort.	4,557	74,386	12,114	155,829

Total costs and expenses	237,483	493,897	541,941	1,018,300

Net gain/(loss) from operations	(202,189)	(299,503)	(443,670)	(126,101)

Other income and (expense)
Interest expense	(19,387)	(516,976)	(31,207)	(1,016,349)
Interest income	132	945	528	1,713
Amortization of loan fees	0	(86,874)	0	(173,749)
Gain on sale of assets	0	158,475	0	158,475

Total other income/(expense)	(19,519)	(444,430)	(31,735)	(1,029,910)

Net gain/ loss before income taxes	(221,444)	(743,933)	(474,844)	(1,156,011)

Provision for income taxes
Current	0	0	0	0
Deferred	0	0	0	0

Total benefit from income taxes	0	0	0	0

Net gain/loss	$(221,444)	$(743,933)	$(474,844)	$(1,156,011)

Net gain/loss per share	$(0.012)	$(0.044)	$(0.027)	$(0.068)

Weighted average shares outstanding	17,535,870	16,964,441	17,250,155	16,964,441

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ending
	01/31/10	01/31/09
Operating activities:
Net income/(loss)	(474,844)	$(1,156,011)
Options issued for compensation	74,468
Options issued for services	7,100
Depreciation, depletion and amortization	12,114	329,578
Change in asset retirement obligation	0	(158,475)
Change in accounts receivable	(40,196)	500,395
Change in accounts payable	247,428	(556,494)
Change in accrued expenses	95,406	80,731
		(75,360)

Net cash provided by (used in) operating activities	(78,524)	(1,035,636)

Investing activities:
Purchases and improvements to oil and gas properties	(5,630)	(255,305)
Reinvestment in certificates of deposit	(826)	(1,713)
Proceeds from sale of assets	0	158,475

Net cash provided by (used in) investing activities	(6,456)	(98,543)

Financing activities:
Proceeds from line of credit	0	969,516
Proceeds from (Payments) on notes payable	98,500	(14,069)
Proceeds from (Payments) on notes payable-related party	(1,000)	4,752

Net cash provided by (used in) financing activities	97,500	960,199

Net change in cash and cash equivalents	12,520	(173,980)

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ending
	01/31/10	01/31/09
Cash and cash equivalents, beginning of period	17,153	185,872

Cash and cash equivalents, end of period	29,673	$11,892

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	0	$1,682

Income taxes	0	0

Options issued for compensation	74,468	0
Stock issued for services	7,100	0

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

The Company’s principal business consists of oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. As of January 31, 2010, the Company had not begun mining activities.

Issuance of Additional Securities

During the six months ended January 31, 2010, the Company issued 1,100,000 shares of restricted common stock in connection with the acquisition of an interest in certain oil and gas properties and in connection with the issuance of private notes. The Company also issued options to its Board of Directors totaling 1.2 million shares at an exercise price of $0.10 per share until December 11, 2012.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Phoenix Metals, Inc., dba the Rig Company and Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.). All significant inter-company accounts and transactions have been eliminated in consolidation.

GOING CONCERN

Financial Condition

The Company’s financial statements for the six months ended January 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net gain of $10,785,443 for the year ended July 31, 2009 and net losses of $2,588,859 and $3,243,996 for the years ended July 31,2008 and 2007, respectively, and as of July 31, 2009 had an accumulated deficit of $10,013,089.

Management Plans to Continue as a Going Concern

The Company retired its senior and subordinated debt. The Company is currently seeking development and acquisition capital to expand its operations.

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

Description of Business and Basis of Presentation

Imperial Petroleum, Inc., a Nevada corporation (the “Company”), is a diversified energy, and mineral mining company headquartered in Evansville, Indiana. The Company has historically been engaged in the production and exploration of crude oil and natural gas.

At January 31, 2010, the Company operated 18 oil and gas wells in Louisiana. In addition, the Company owns an overriding royalty interest in Kentucky as well as the rights to several inactive gas wells as part of its New Albany Shale play. Net daily production from the Company’s oil and gas properties was approximately 44 Bopd and 66 Mmcfpd for the year ended July 31, 2009. The Company’s estimated net proven oil and gas reserves as of July 31, 2009 were 243 MBO and 2,501 Mmcfg, respectively. The Company is the operator and owner of the Duke Gold Mine in Utah, although no significant operations occurred during the fiscal year.

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

The Company, in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders and other parties. As of January 31, 200, the Company had a total of 5 notes payable to individuals and private companies totaling $0.626 million, in principal, of which $0.51 million was with the Company’s Chairman and President, Mr. Wilson.

(4)	STOCK OPTIONS

The Company granted new options totaling 1.2 million shares valued at $74,468 to its Board of Directors during the quarter ended January 31, 2010. No options were exercised during the six months ended January 31, 2010. As of January 31, 2010, there are 1.2 million options outstanding

The following is a summary of information about the Stock Options and Warrants outstanding as of January 31, 2010:

Shares Underlying Options and Warrants Outstanding				Shares Underlying Options and Warrants Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.10	1,200,000	3.0 years	$0.10	1,200,000	$0.10

The following is a summary of activity of outstanding stock options:

	Number Of Shares	Weighted Average Exercise Price
Balance, July 31, 2009	0	$0
Options cancelled	—	—
Options expired	—	—
Options issued during the period	1,200,000	$0.10

Balance, January 31, 2010	1,200,000	0.10

Exercisable	1,200,000	$0.10

(5)	Subsequent Events

The Company has evaluated all subsequent events through March 15, 2010, the date the financial statements were issued, and has determined that the following events require disclosure in these financial statements.

The Company signed a letter of intent to acquire certain oil and gas properties located in Louisiana from an undisclosed seller for the payment of a note payable of $350,000 and 1.0 million shares of the restricted common stock of the Company. The Company re-structured the acquisition due to limited capital for workovers and included a partner in the purchase. As a result, the Company issued 1.0 million shares of its restricted common stock and retained a 10% working interest after payout in the project. The balance of the interest was purchased by the partner.

The Company signed a Purchase and Sales Agreement to acquire 100% of the stock of e-biofuels, LLC, a producer of biodiesel located in Indiana with a name-plate capacity of 15 million gallons per year. Under the terms of the Agreement, expected to close March 31, 2010, the Company will issue 2.0 million shares of its restricted common stock and issue a Promissory Note payable in the amount of $3.5 million to the principals of e-biofuels, LLC. E-biofuels, LLC has approximately $15 million in senior debt and accrued liabilities. Upon closing e-biofuels, LLC will become a 100% wholly-owned subsidiary of the Company. The management of e-biofuels shall remain in place. During the calendar year ended December 31, 2009, e-biofuels, LLC had approximately $19.9 million in revenue. (See Form 8-K filed February 24, 2010).

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

As a result of the collapse of the world economies into recession, crude oil and natural gas prices decreased significantly during fiscal 2009 from 2008 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $74.25/Bbl for oil and $5.45 per Mmbtu for natural gas at January 31, 2010. Since that time oil prices have traded in the range of about $70-$80/bbl while natural gas prices are showing weakness and trading currently at about $4.50/Mmbtu. The impact of high prices turning to lowered prices is uncertain and much volatility exists in world oil and gas pricing as oil producing countries are threatening an imposed drop in production to compensate for lower prices. If pricing remains high, by demand or artificial methods employed by the oil producing countries, the impact will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to widely fluctuate and to be influenced by global economic turmoil, Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

Three months ended January 31, 2010 compared to Quarter ended January 31, 2009.

Revenues for the three months ending January 31, 2010 were $35,294 compared to revenues of $194,394 for the comparable quarter ended January 31, 2009 and represent a 82 % decrease over the prior year period due to the sale of properties and the lack of sales of crude oil from Coquille Bay during the quarter. The Company’s production at Coquille Bay is limited by available salt water disposal capacity and gas available for gas lift. The Company completed an initial phase of workover efforts to increase gas and to rework its saltwater disposal well to increase its capacity, however, the well work resulted in additional oil production and not additional gas production. As a result, additional workovers will be required to develop enough gas for gas lift at peak levels. Our production is currently limited and we have not accumulated enough oil to sell a load. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as we continue to improve operations in the field.

Oil and gas production operating expenses were $91,323 for the quarter ended January 31, 2010 compared to $323,928 for the quarter ended January 31, 2009 and represent a 72% decline in the level of expenses. The Company believes that most of the start-up expenses for its operations at Coquille Bay have been eliminated. Normal levels of operating costs are reflected in the prior year’s quarter with sustained production at Coquille Bay. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to increase as workover operations commence to improve production in the future, subject to availability of capital.

General and administrative costs were $141,603 for the three months ending January 31, 2010 compared to $95,583 for the same period a year earlier. Current costs include a charge of $74,468 associated with options issued to the Board. . G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff and as it incurs expenses to close the e-bofuels acquisition. Interest expense for the quarter was $19,387 in 2010 compared to $516,976 for the same period in 2009 and are expected to remain at or near those levels as a result of the payoff of the Company’s senior and subordinated debt.

The Company had an after-tax net loss of $221,444 ($0.012 per share) for the quarter ended January 31, 2010 compared to a net loss of $743,933 ($0.044 per share) for the comparable quarter a year earlier. The net loss for the quarter decreased due to increased revenues and decreased expenses from the Company’s oil and gas operations. The Company does not expect to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly. At the present time, the Company lacks the available capital to pursue a substantial program to improve production.

Six months ended January 31, 2010 compared to the Six months ended January 31, 2009.

Revenues for the six months ending January 31, 2010 were $98,271 compared to revenues of $892,199 for the comparable period ended January 31, 2009 and represent a 89 % decrease over the prior year period due to the sale of properties and the lack of sales of crude oil from Coquille Bay during the quarter. The Company’s production at Coquille Bay is limited by available salt water disposal capacity and gas available for gas lift. The Company completed an initial phase of workover efforts to increase gas and to rework its saltwater disposal well to increase its capacity, however, the well work resulted in additional oil production and not additional gas production. As a result, additional workovers will be required to develop enough gas for gas lift at peak levels. Our production is currently limited and we have not accumulated enough oil to sell a load. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as we continue to improve operations in the field.

Oil and gas production operating expenses were $292,420 for the six months ended January 31, 2010 compared to $642,576 for the same period ended January 31, 2009 and represent a 54% decline in the level of expenses. The Company believes that most of the start-up expenses for its operations at Coquille Bay have been eliminated. Normal levels of operating costs are reflected in the prior year’s quarter with sustained production at Coquille Bay. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to increase as workover operations commence to improve production in the future, subject to availability of capital.

General and administrative costs were $237,407 for the six months ending January 31, 2010 compared to $219,895 for the same period a year earlier. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff and as it incurs expenses to close the e-bofuels acquisition. Interest expense for the six months was $31,207 in 2010 compared to $1,016,349 for the same period in 2009 and are expected to remain at or near those levels as a result of the payoff of the Company’s senior and subordinated debt.

The Company had an after-tax net loss of $474,844 ($0.027 per share) for the quarter ended January 31, 2010 compared to a net loss of $1,156,011 ($0.068 per share) for the comparable quarter a year earlier. The net loss for the quarter decreased due to increased revenues and decreased expenses from the Company’s oil and gas operations. The Company does not expect to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly. At the present time, the Company lacks the available capital to pursue a substantial program to improve production.

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

The Company has also has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $514,618 as of January 31, 2010. These loans bear market rates of interest and flexible terms. These funds have been used to maintain the Company’s oil and gas and mining activities and fund its overhead requirements. In addition, as of January 31, 2010 the Company has accrued salaries due its Chairman and President of $191,002. Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At January 31, 2010, the Company had current assets of $183,846, including $29,673 in cash and cash equivalents, $53,326 in certificates of deposit, and $50,201 in trade and oil and gas accounts receivable and current liabilities of $2,280,021, which resulted in negative working capital of $2,096,175. The negative working capital position is comprised of trade accounts payable of $719,376; of accrued expenses payable of $813,850 consisting primarily of interest and accrued salaries payable to the Company’s President and oil and gas suspense accounts; notes payable to the Company’s President of $514,618; and third party notes payable of $111,358. As of January 31, 2010 the Company had cash and cash equivalents of $29,673.

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

We have no long-term debt subject to risk of loss associated with movements in interest rates.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-Q, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of January 31, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of January 31, 2009. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of January 31, 2009, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in this quarterly report.

Changes in Internal Controls

The Company changed its system of internal controls in 2005 to include the review and compilation of its financial information by independent accountants in cooperation with the Company’s own internal staff. No additional changes in internal controls were made during the quarter ended January 31, 2010. The Company’s Certifying Officers believe that these previous changes to the Company’s system of internal control over financial reporting has materially affected, and is reasonably likely to materially affect, the Company’s system of controls over financial reporting in the future.

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

During the quarter ended January 31, 2010 the Company issued a total of 100,000 shares of the Company’s restricted common stock to two individuals in conjunction with Notes Payable in which the Company raised a total of $100,000.

The Company issued 1,000,000 shares of the Company’s restricted common stock in connection with the purchase of an interest in certain oil and gas assets located in North Louisiana.

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

Dated: March 15, 2010