Form 10-Q
period 2010-04-30
IMPERIAL PETROLEUM INC
filed 2010-06-14
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2010

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

On April 30, 2010, there were 17,714,813 shares of the Registrant’s common stock issued and outstanding.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended April 30, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Page
Condensed Consolidated Balance Sheet as of July 31, 2009 and April 30, 2010	5

Condensed Consolidated Statements of Operations for the three months and nine months ended April 30, 2010 and 2009	6

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2010 and 2009	7-8

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors,
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults
Upon Senior Securities, Item 4. (Removed and Reserved). Submission of Matters to a
Vote of Security Holders and Item 5. Other Information are not applicable	23-31

Item 6. Exhibits	31

SIGNATURES	32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of April 30, 2010, and its results of operations for the nine month period ended April 30, 2010 and 2009 and its cash flows for the nine month period ended April 30, 2010 and 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	30-April-10	31-Jul-09
	Unaudited	Audited
ASSETS

Current Assets
Cash and Cash Equivalents	$25,039	$17,153
Certificates of Deposit	53,616	52,500
Accounts Receivable	44,376	60,651

Total current assets	123,031	130,104

Property, Plant and Equipment
Oil and gas properties (full cost method)	3,600,227	3,509,514

	3,600,227	3,509,514
Less: Accumulated DD&A	(518,277)	(501,009)

Net property, plant and equipment	3,081,950	3,008,505

TOTAL ASSETS	$3,204,981	$3,138,809

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$807,530	$471,948
Accrued expenses	849,631	718,444
Notes payable-current portion	169,858	12,858
Note payable-related parties	529,318	515,618
Other current liabilities	120,819	120,819

Total current liabilities	2,477,156	1,839,687

Long Term Liabilities

Asset Retirement Obligation	406,562	406,562

Total non-current liabilities	406,562	406,562

Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 17,714,813 and 16,964,441 issued and outstanding, respectively	106,289	101,788
Additional paid-in capital	10,952,028	11,511,265
Retained earnings	(10,737,054)	(10,013,189)
Treasury stock	0	(707,304)

Total stockholder’s equity	321,263	892,560

Total Liabilities and Stockholder’s Equity	$3,204,981	$3,138,809

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Nine Months Ending
	04/30/10	04/30/09	04/30/10	04/30/09
Revenue and other income
Oil and gas revenue	$24,597	$122,170	$122,868	$1,014,369

Total operating income	$24,597	$122,170	$122,868	$1,014,369

Costs and Expenses:
Production costs and taxes	$106,762	$162,521	$399,182	$805,097
General and administrative	144,979	72,692	382,386	292,588
Depreciation, depletion and amort.	5,154	39,618	17,268	195,488

Total costs and expenses	256,895	274,831	798,836	1,293,133

Net gain/(loss) from operations	(232,298)	(152,661)	(675,968)	(278,764)

Other income and (expense)
Interest expense	(16,723)	(535,685)	(48,425)	(1,552,033)
Interest income	0	685	528	2,398
Amortization of loan fees	0	(72,397)	0	(246,146)
Gain on sale of assets	0	13,102,160	0	13,260,635

Total other income/(expense)	(16,723)	12,494,763	(47,897)	11,464,854

Net gain/ loss before income taxes	(249,021)	12,342,102	(723,865)	11,186,090

Provision for income taxes
Current	0	0	0	0
Deferred	0	0	0	0

Total benefit from income taxes	0	0	0	0

Net gain/loss	$(249,021)	$12,342,763	$(723,865)	$11,186,090

Net gain/loss per share, basic	$(0.013)	$0.728	$(0.040)	$0.611

Weighted average shares outstanding	17,666,813	16,964,441	17,317,259	16,964,441
Net gain/loss per share, diluted	N/A	$0.674	N/A	$0.611
Weighted average shares outstanding, diluted	N/A	18,313,103	N/A	18,313,103

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending
	04/30/10	04/30/09
Operating activities:
Net income/(loss)	$(723,865)	$11,186,090
Options issued for compensation	74,468
Options issued for services	7,100
Depreciation, depletion and amortization	17,268	(441,596)
Loss (gain) on sale and disposal of assets		(13,260,635)
Change in accounts receivable	16,275	245,517
Change in accounts payable	335,582	(582,457)
Change in accrued expenses	131,187	(13,688)
Change in other current liabilities	0	(75,360)

Net cash provided by (used in) operating activities	(141,985)	(2,058,937)

Investing activities:
Purchases and improvements to oil and gas properties	(19,713)	(258,3065)
Reinvestment in certificates of deposit	(1,116)	(2,398)
Changes in ARO	0	(130,025)
Proceeds from sale of assets	0	15,251,261

Net cash provided by (used in) investing activities	(20,839)	14,860,532

Financing activities:
Proceeds from line of credit	0	(12,528,775)
Proceeds from (Payments) on notes payable	157,000	(365,806)
Proceeds from (Payments) on notes payable-related party	13,700	0

Net cash provided by (used in) financing activities	170,700	(12,894,581)

Net change in cash and cash equivalents	7,886	(92,986)

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending
	04/30/10	04/30/09
Cash and cash equivalents, beginning of period	17,153	185,872

Cash and cash equivalents, end of period	$25,039	$92,886

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$0	$1,682

Income taxes	0	0

Options issued for compensation	74,468	0
Stock issued for services	7,100	0

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

The Company’s principal business consists of oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. As of April 30, 2010, the Company had not begun mining activities.

Issuance of Additional Securities

During the nine months ended April 30, 2010, the Company issued 1,160,000 shares of restricted common stock in connection with the acquisition of an interest in certain oil and gas properties and in connection with the issuance of private notes. The Company also issued options to its Board of Directors totaling 1.2 million shares at an exercise price of $0.10 per share until December 11, 2012.

During the nine months ended April 30, 2010, the Company cancelled its shares held in treasury.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Phoenix Metals, Inc., dba the Rig Company and Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.). All significant inter-company accounts and transactions have been eliminated in consolidation.

GOING CONCERN

Financial Condition

The Company’s financial statements for the nine months ended April 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net gain of $10,785,443 for the year ended July 31, 2009 and net losses of $2,588,859 and $3,243,996 for the years ended July 31,2008 and 2007, respectively, and as of July 31, 2009 had an accumulated deficit of $10,013,089.

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

At April 30, 2010, the Company operated 18 oil and gas wells in Louisiana. In addition, the Company owns an overriding royalty interest in Kentucky as well as the rights to several inactive gas wells as part of its New Albany Shale play. Net daily production from the Company’s oil and gas properties was approximately 44 Bopd and 66 Mmcfpd for the year ended July 31, 2009. The Company’s estimated net proven oil and gas reserves as of July 31, 2009 were 243 MBO and 2,501 Mmcfg, respectively. The Company is the operator and owner of the Duke Gold Mine in Utah, although no significant operations occurred during the fiscal year.

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

The Company formed Arrakis Oil Recovery, LLC, a Delaware limited liability corporation in March 2010 and owns 33.3% of the equity of Arrakis. Arrakis was formed to own a license to develop and operate new eco-friendly technology to recover bitumen or heavy oil from oil sands. The technology uses mechanical and chemical (non-toxic and biodegradable surfactant) means to separate the bitumen from tar sands and avoids more costly application of high temperature and solvent extraction processes. The resultant sand is 100% free of hydrocarbons and the entire process is a zero-emissions facility. A pilot unit has been successfully demonstrated on recovery of bitumen from tar sands in Oklahoma, Texas, Utah and Canada. The Company is seeking funding to install an initial processing unit in Texas and retained an investment banker to assist in securing funding of approximately $6.1 million to begin operations. The Company will provide management and operations assistance to Arrakis as it begins operations.

The Company was approved as contract operator for 53 gas wells located in Knox county, Kentucky on behalf of the Receiver in the Heartland Resources, Inc. et al bankruptcy and District Court proceedings. The Company is seeking to acquire the properties from the various owners after the wells are returned to production. Production prior to the bankruptcy filing by Heartland was approximately 400 mcfpd from 25 wells. Under the terms of the Contract Operating Agreement, the Company will receive reimbursement for capital and repair expenses and will receive a monthly payment as contract operator. The Company has agreed to spend up to $50,000 in returning the wells to production and regulatory compliance.

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

The Company, in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders and other parties. As of April 30, 2010, the Company had a total of 8 notes payable to individuals and private companies totaling $0.699 million, in principal, of which $0.53 million was with the Company’s Chairman and President, Mr. Wilson.

(4)	STOCK OPTIONS

The Company granted new options totaling 1.2 million shares valued at $74,468 to its Board of Directors during the quarter ended April 30, 2010. No options were exercised during the six months ended April 30, 2010. As of April 30, 2010, there are 1.2 million options outstanding.

The following is a summary of information about the Stock Options and Warrants outstanding as of April 30, 2010:

Shares Underlying Options and Warrants Outstanding				Shares Underlying Options and Warrants Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$ 0.10	1,200,000	2.75 years	$0.10	1,200,000	$0.10

The following is a summary of activity of outstanding stock options:

	Number Of Shares	Weighted Average Exercise Price
Balance, July 31, 2009	0	$0
Options cancelled	—	—
Options expired	—	—
Options issued during the period	1,200,000	$0.10

Balance, April 30, 2010	1,200,000	0.10

Exercisable	1,200,000	$0.10

(5)	Subsequent Events

The Company has evaluated all subsequent events through June 14, 2010, the date the financial statements were issued, and has determined that the following events require disclosure in these financial statements.

On May 24, 2010, the Company completed the previously announced acquisition of 100% of the capital stock of e-biofuels, LLC, an Indiana limited liability corporation, that produces biodiesel from waste grease feedstocks. (See Form 8-K dated May 26, 2010). The Company issued 2.0 million shares of its restricted common stock and Convertible Promissory Notes in the total amount of $3.75 million to the shareholders of e-biofuels. The revenues of e-biofuels in its fiscal 2009 were $20.1 million with a net loss of approximately $1.9 million. e-biofuels has approximately $15.0 million in senior debt and other obligations. The Company plans to, subject to completion of its proposed financing, expand the e-biofuels plant from 15 MMGPY to 25 MMGPY in biodiesel production capacity and to convert the plant to include the production of electricity from biomass and the production of renewable boiler fuels from biomass products.

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

As a result of the collapse of the world economies into recession, crude oil and natural gas prices decreased significantly during fiscal 2009 from 2008 with New York Mercantile Exchange (“NYMEX”) prices quoted at approximately $85.25/Bbl for oil and $3.90 per Mmbtu for natural gas at April 30, 2010. Since that time oil prices have traded in the range of about $70-$80/bbl while natural gas prices are showing some strengthening heading into the summer cooling season and trading currently at about

$4.80/Mmbtu. The impact of high prices turning to lowered prices is uncertain and much volatility exists in world oil and gas pricing as oil producing countries are threatening an imposed drop in production to compensate for lower prices. The current impact of the oil spill in the Gulf of Mexico is likely to dampen offshore deep-water drilling efforts, thereby reducing future supply and resulting in continued high prices. If pricing remains high, by demand or artificial methods employed by the oil producing countries, the impact will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to widely fluctuate and to be influenced by global economic turmoil, Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

Three months ended April 30, 2010 compared to Quarter ended April 30, 2009.

Revenues for the three months ending April 30, 2010 were $24,597 compared to revenues of $122,170 for the comparable quarter ended April 30, 2009 and represent a 80 % decrease over the prior year period due to the sale of properties and the lack of sales of crude oil from Coquille Bay during the quarter. The Company’s production at Coquille Bay is limited by available salt water disposal capacity and gas available for gas lift.. The Company completed an initial phase of workover efforts to increase gas and to rework its saltwater disposal well to increase its capacity, however, the well work resulted in additional oil production and not additional gas production. As a result, additional workovers will be required to develop enough gas for gas lift at peak levels. Our production is currently limited and we have not accumulated enough oil to sell a load. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as we continue to improve operations in the field.

Oil and gas production operating expenses were $106,762 for the quarter ended April 30, 2010 compared to $162,521 for the quarter ended April 30, 2009 and represent a 35% decline in the level of expenses. The Company believes that most of the start-up expenses for its operations at Coquille Bay have been eliminated. Normal levels of operating costs are reflected in the prior year’s quarter with sustained production at Coquille Bay. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to increase as workover operations commence to improve production in the future, subject to availability of capital.

General and administrative costs were $144,979 for the three months ending April 30, 2010 compared to $72,692 for the same period a year earlier. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff and as it incurs expenses related to the e-bofuels acquisition. Interest expense for the quarter was $16,723 in 2010 compared to $535,685 for the same period in 2009 and are expected to remain at or near those levels as a result of the payoff of the Company’s senior and subordinated debt.

The Company had an after-tax net loss of $249,021 ($0.013 per share) for the quarter ended April 30, 2010 compared to a net gain of $12,342,102 ($0.674 per share) for the comparable quarter a year earlier. The net gain for the quarter ended April 30, 2009 was the result of the sale of properties and the retirement of the Company’s credit facilities. The Company does not expect to sustain profitability until its workover program is successfully completed at Coquille Bay and its oil and gas sales increase significantly. At the present time, the Company lacks the available capital to pursue a substantial program to improve production.

Nine months ended April 30, 2010 compared to the Nine months ended April 30, 2009.

Revenues for the nine months ending April 30, 2010 were $122,868 compared to revenues of $1,014,369 for the comparable period ended April 30, 2009 and represent a 88 % decrease over the prior year period due to the sale of properties and the lack of sales of crude oil from Coquille Bay during the quarter. The Company’s production at Coquille Bay is limited by available salt water disposal capacity and gas available for gas lift.. The Company completed an initial phase of workover efforts to increase gas and to rework its saltwater disposal well to increase its capacity, however, the well work resulted in additional oil production and not additional gas production. As a result, additional workovers will be required to develop enough gas for gas lift at peak levels. Our production is currently limited and we have not accumulated enough oil to sell a load. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as we continue to improve operations in the field.

Oil and gas production operating expenses were $399,182 for the nine months ended April 30, 2010 compared to $805,097 for the same period ended April 30, 2009 and represent a 50% decline in the level of expenses. The Company believes that most of the start-up expenses for its operations at Coquille Bay have been eliminated. Normal levels of operating costs are reflected in the prior year’s quarter with sustained production at Coquille Bay. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to increase as workover operations commence to improve production in the future, subject to availability of capital.

General and administrative costs were $382,386 for the nine months ending April 30, 2010 compared to $292,588 for the same period a year earlier. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff and as it incurs expenses related to the e-bofuels acquisition. Interest expense for the nine months was $48,425 in 2010 compared to $1,552,033 for the same period in 2009 and are expected to remain at or near those levels as a result of the payoff of the Company’s senior and subordinated debt.

The Company had an after-tax net loss of $723,865 ($0.040 per share) for the quarter ended April 30, 2010 compared to a net gain of $11,186,090 ($0.611 per share) for the comparable quarter a year earlier. The net gain for the nine months ended April 30, 2009 was the result of the sale of properties and the retirement of the Company’s credit facility. The Company does not expect to sustain profitability until its workover program is successfully completed and its oil and gas sales increase significantly. At the present time, the Company lacks the available capital to pursue a substantial program to improve production.

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

Effective April 30, 2009, the Company completed the sale of certain of its oil and gas assets located in north Louisiana and southeast Texas to Valley Falls Company and assigned the proceeds of the sale to its lender group. In addition, as part of the agreement to retire its senior and subordinated debt, the lender group received an assignment of a 5% overriding royalty interest in Coquille Bay, proportionately reduced to the Company’s record title interest in the field. The Settlement Agreement resulted in the retirement of approximately $14.6 million in principal, accrued interest and fees. (See Form 8-K dated May 19, 2009 incorporated herein by reference).

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

The Company has also has obtained certain unsecured loans from its Chairman and President, Jeffrey T. Wilson, which total in principal approximately $529,318 as of April 30, 2010. These loans bear market rates of interest and flexible terms. These funds have been used to maintain the Company’s oil and gas and mining activities and fund its overhead requirements. In addition, as of April 30, 2010 the Company has accrued salaries due its Chairman and President of $226,001. Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At April 30, 2010, the Company had current assets of $123,031, including $25,039 in cash and cash equivalents, $53,616 in certificates of deposit, and $44,376 in trade and oil and gas accounts receivable and current liabilities of $2,477,156, which resulted in negative working capital of $2,354,125. The negative working capital position is comprised of trade accounts payable of $807,530; of accrued expenses payable of $849,631 consisting primarily of interest and accrued salaries payable to the Company’s President and oil and gas suspense accounts; notes payable to the Company’s President of $529,318; and third party notes payable of $169,858. As of April 30, 2010 the Company had cash and cash equivalents of $25,039.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-Q, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of April 30, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2010. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of January 31, 2009. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of January 31, 2009, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

Changes in Internal Controls

The Company changed its system of internal controls in 2005 to include the review and compilation of its financial information by independent accountants in cooperation with the Company’s own internal staff. No additional changes in internal controls were made during the quarter ended April 30, 2010. The Company’s Certifying Officers believe that these previous changes to the Company’s system of internal control over financial reporting has materially affected, and is reasonably likely to materially affect, the Company’s system of controls over financial reporting in the future.

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

Our common stock is thinly traded.

Imperial has approximately 17.9 million shares of common stock outstanding, held by approximately 603 holders of record. Directors and officers own or have voting control over approximately 3.8 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 1,000,000 shares of the Company’s restricted common stock in connection with the purchase of an interest in certain oil and gas assets located in North Louisiana during the nine months ended April 30, 2010.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Removed and Reserved.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

31.1	Section 302 Certification of CEO [Please note the Company does not presently have a CFO.]

32.	Section 906 Certification by CEO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Imperial Petroleum, Inc.

By:	/s/ Jeffrey T. Wilson
Jeffrey T. Wilson,
President and Chief Executive Officer

Dated: June 14, 2010