Form 10-K
period 2010-07-31
IMPERIAL PETROLEUM INC
filed 2010-11-15
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

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

Large accelerated filer    ☐            Accelerated filer    ☐             Non-Accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On July 31, 2010, there were 21,364,813 shares of the Registrant’s common stock issued and outstanding. The aggregate market value of the Registrant’s voting stock held by non-affiliates is $4,112,486. See Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

Documents Incorporated by Reference: NONE

IMPERIAL PETROLEUM, INC

FORM 10-K

FISCAL YEAR ENDED JULY 31, 2010

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

“ Base Metals “ refers to a family of metallic elements, including copper, lead and zinc.

“ Bbl “ means barrel.

“ Bcf “ means billion cubic feet.

“Biodiesel” means ASTM quality transportation fuel made from renewable vegetable, mineral, or animal fats and oils.

“ BOE “ means equivalent barrels of oil.

“ Company ,” unless the context requires otherwise, means Imperial Petroleum, Inc., a Nevada corporation (“Imperial”) and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation (“Ridgepointe”), I.B. Energy, Inc., an Oklahoma corporation (“I.B. Energy”), Premier Operating Company, a Texas corporation (“Premier”), LaTex Resources International, a Delaware corporation (“LRI”), Phoenix Metals, Inc., dba The Rig Company a Texas corporation (“Phoenix”), Hoosier Biodiesel Company (formerly Global/Imperial Joint Venture Inc.) a Nevada corporation and e-Biofuels, LLC, an Indiana limited liability corporation. LRI and Phoenix were acquired effective April 30, 1997. The operations of LRI ceased in 1997 with the expiration of its remaining foreign activities. Phoenix has conducted limited activities since 1997 as Imperial Environmental Company and subsequently as The Rig Company although it has not officially changed its name. Eighty-percent control of SilaQuartz was acquired effective November 23, 1998 as an investment. The Company acquired 90% control of Oil City Petroleum, Inc. (“Oil City”), an Oklahoma corporation effective August 31, 1998 as an investment and sold its interest effective November 28, 2000. The Company owns approximately 7.6 % of the common stock of Warrior Resources, Inc., (“Warrior”) an Oklahoma corporation which is now called Roadhouse Foods, Inc., and carries its ownership as an asset acquisition. Hoosier Biodiesel Company was incorporated in Nevada in 2000. The Company acquired 100% of the equity of e-Biofuels, LLC, effective on May 24, 2010, and as a result e-Biofuels, LLC became a wholly-owned subsidiary of the Company and its results of operations and financial statements are consolidated beginning on that date.

“ Grade “ refers to the metal or mineral content of rock, ore or drill or other samples. With respect to precious metals, grade is generally expressed as troy ounces per ton of rock.

“ Gross “ refers to the total leasehold acres or wells in which the Company has a working interest.

“ MBbls “ means thousand barrels.

“ MBOE “ means thousands equivalent barrels of oil.

“ Mcf “ means thousand cubic feet.

“ Mcfe “ means thousand cubic feet equivalent.

“ Mineable “ refers to that portion of a mineral deposit from which it is economically feasible to extract ore.

“ MMBbls “ means million barrels.

“ MMcf “ means million cubic feet.

“ Mmcfe “ means million cubic feet equivalent.

“ Net “ refers to gross leasehold acres or wells multiplied by the percentage working interest owned by the Company.

“ Net production “ means production that is owned by the Company less royalties and production due others.

“ Net Smelter Royalty “ is a royalty based on the actual sale price received for the subject metal less the cost of smelting and/or refining the material at an offsite refinery or smelter along with off-site transportation costs.

“ Oil “ includes crude oil, condensate and natural gas liquids.

“ Patented Mining Claim “ is a mining claim, usually comprising about 20 acres, to which the US Government has conveyed title to the owner.

“ Proved developed reserves “ are those reserves which are expected to be recovered through existing wells with existing equipment and operating methods.

“ Proved reserves “ are estimated quantities of crude oil, natural gas and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

“ Proved undeveloped reserves “ are those reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

“ Unpatented Mining Claim “ is a mining claim which has been staked or marked out in accordance with federal and state mining laws to acquire the exclusive rights to explore for and exploit the minerals which may occur on such lands. The title to the property has not been conveyed to the holder of an unpatented mining claim.

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

At July 31, 2010, the Company operated 18 oil and gas wells in Louisiana. In addition, the Company owns an overriding royalty interest in Kentucky as well as the rights to several inactive gas wells as part of its New Albany Shale play. Net daily production from the Company’s oil and gas properties was approximately 4 Bopd and 34 Mmcfpd for the year ended July 31, 2010. The Company’s estimated net proven oil and gas reserves as of July 31, 2010 were 337 MBO and 3,284 Mmcfg, respectively. The Company is the operator and owner of the Duke Gold Mine in Utah, although no significant operations occurred during the fiscal year.

The Company formed Arrakis Oil Recovery, LLC in February 2010 to acquire a non-exclusive license for the development of a revolutionary new, eco-friendly process to recover oil (bitumen) from tar (oil) sands outside of Canada. The process is a non-thermal, mechanical and chemical process using a closed loop system to eliminate emissions. The process technology works equally well on oil-wet (US) tar sands or water-wet (Canadian) tar sands. The Company, subsequent to year end, acquired an exclusive license to use the technology in Canada and signed a Term Sheet to access capital for the construction of a commercial scale demonstration facility. Upon successful demonstration of the commercial unit, the Company expects to complete a financing agreement with an international partner which will include rights to develop the technology in Canada, Russia, Venezuela, Mexico and Argentina in exchange for a license fee, an ongoing royalty interest in the facilities developed and a firm financing commitment of $6.6 million for installation of a facility in the US to be operated by the Company.

The Company acquired e-biofuels, LLC on May 24, 2010, a biodiesel producer located in Middletown, Indiana with a nameplate capacity of 15 million gallons per year. E-biofuels uses premium white grease (chicken fat) as its primary feedstock for the production of its product. Biodiesel sales for the period from May 24, 2010 through July 31, 2010 were approximately $5.54 million from approximately 1.8 million gallons. Since acquiring e-biofuels, the Company has increased biodiesel sales up to 1.87 million gallons in the month of September 2010 with revenues for the month of $5.65 million.

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

On August 15, 2001, Mr. Malcolm W. Henley and Mrs. Stacey D. Smethers resigned their positions as directors of the Company to pursue other interests. Their vacancies have been filled, for each year thereafter, with Mrs. Annalee C. Wilson and Mr. Aaron M. Wilson, both family members of the Company’s President and Chairman. The directors serve normal terms until the next annual meeting require them to be re-nominated for their respective directorships.

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

In November 2009, the Company agreed to purchase certain properties from Valley Falls Company, an affiliate owned by Mr. Greg Thagard, in exchange for 1.0 million shares of restricted common stock and a one year Promissory Note of $350,000. The Company anticipated the completion of financing which would allow development of the properties. Unfortunately the financing was not completed as planned and the Company and Valley Falls agreed to sell the majority of their interests to Cave Energy, Inc., a non-affiliated entity. As a result of the sale, the Company retained a 10% back-in after payout and Valley Falls canceled the promissory note.

The Company formed Arrakis Oil Recovery, LLC in February 2010 to acquire a non-exclusive license for the development of a revolutionary new, eco-friendly process to recover oil (bitumen) from tar (oil) sands outside of Canada. The process is a non-thermal, mechanical and chemical process using a closed loop system to eliminate emissions. The process technology works equally well on oil-wet (US) tar sands or water-wet (Canadian) tar sands. The Company acquired an exclusive license to use the technology in Canada from Proven Technology in exchange fr 1.0 million shares of its restricted common stock in July 2010. The Company, subsequent to year end, signed a Term Sheet to access capital for the construction of a commercial scale demonstration facility for the technology. Upon successful demonstration of the commercial unit, the Company expects to complete a financing agreement with an international partner which will include rights to develop the technology in Canada, Russia, Venezuela, Mexico and Argentina in exchange for a license fee, an ongoing royalty interest in the facilities developed and a firm financing commitment of $6.6 million for installation of a facility in the US to be operated by the Company.

The Company acquired e-biofuels, LLC on May 24, 2010, a biodiesel producer located in Middletown, Indiana with a nameplate capacity of 15 million gallons per year. The Company issued 2.0 million shares of its restricted common stock,$3.75 million in four-year term Promissory Notes with an interest rate of 10% and assumed approximately $15 million in debt as a result of the acquisition. E-biofuels uses premium white grease (chicken fat) as its primary feedstock for the production of its product. Biodiesel sales for the period from May 24, 2010 through July 31, 2010 were approximately $5.54 million from approximately 1.8 million gallons. Since acquiring e-biofuels, the Company has increased biodiesel sales up to 1.87 million gallons in the month of September 2010 with revenues for the month of $5.65 million. (See Form 8-K filed May 26, 2010 and incorporated herein by reference.)

Subsequent Events

The Company signed consulting agreements with two parties in August 2010 and issued 1.4 million shares of its restricted common stock as compensation under the agreements. The consultants services are to assist the Company in the development of the Duke Gold Mine in Utah and to assist the Company in website development and maintenance and in the recovery of trade accounts receivable from oil and gas operations.

In August 2010, the Company signed a best-efforts agreement with a capital provider to obtain loans for the Company in the amount of $30 million. In connection with the financing, the Company placed $220,000 in a refundable escrow account with the capital provider. Closing has been extended until November 12, 2010.

Mr. Malcolm Henley resigned as a director of the Company effective August 16, 2010 due to personal reasons. There were no disputes between Mr. Henley and management of the Company or with its auditors. Mr. John Ryer was approved by the Board to replace Mr. Henley until the next regular shareholders meeting.

On September 1, 2010 the Company signed a non-binding Term Sheet with an international partner in connection with the development of its oil sands technology. The Company completed a Financing Agreement on September 30, 2010 and borrowed $250,000 to construct a commercial scale demonstration unit in Houston, Texas. Upon satisfactory demonstration of the commercial unit, the Company expects to complete a License Agreement with the international partner which will provide for the payment to the Company of a license fee of $500,000; an on-going royalty paid to the Company associated with each installation and a firm financing commitment of $6.6 million to build the Company’s initial installation in the United States.

On September 8, 2010, the Company signed a purchase and sale agreement to acquire certain properties located in Knox county, Kentucky in connection with a court-ordered sale. Under the terms of the agreement, the Company is the “stalking horse” bidder in the sale of the assets from a bankruptcy proceeding. The sale is subject to approval of the Bankruptcy Court and District Court for the Western District of Kentucky.

Business Strategy

The Company’s management has focused its efforts on the acquisition and exploitation of energy assets. With over 35 years experience in evaluating, acquiring and exploiting oil and gas reserves, the Company’s senior management believes that quality acquisition and exploitation opportunities continue to exist today.

Oil and Natural Gas Reserves

The following table is a summary, as of July 31, 2010, of the proved reserves of oil and natural gas net to the Company’s interest based upon estimates prepared by or for the Company. These estimates are based on assumptions the Company believes are reasonable regarding production costs, future production rates and declines. These estimates are based upon constant prices and costs as of July 31, 2010, of $78.85/Bbl and $4.92/Mmbtu adjusted for differentials. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company’s control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and could be revised. Estimates have been filed with the Energy Information Agency as part of its annual survey of oil and gas operators for 2009 based on the Company’s reserves as of July 31, 2009 in addition to reports filed with the Securities and Exchange Commission (“SEC”). The Company has no reserves outside the United States.

As of July 31, 2010

Category	Oil MBO	Natural Gas MMCF	Future Net Revenue (M$)	Present Value Discounted @10%(M$)
Producing	37	76	1,215	954
Non-Producing	300	2,746	26,828	11,427
Undeveloped	0	462	374	33
Total Proved	337	3,284	28,417	12,414

Reserves by State

The following table illustrates the Company’s reserve summaries by State as of July 31, 2010:

As of July 31, 2010

	Oil (MBO)	Natural Gas (MMCF)
Texas	0	0
Louisiana	337	3,284
Other	0	0

Total	337	3,284

Acreage - The following table shows the developed and undeveloped leasehold acreage held by the Company as of July 31, 2010:

	Developed Acreage		Undeveloped Acreage
	(1) Gross	(2) Net	(1) Gross	(2) Net
Texas	0	00	0	0
Louisiana	763	676	0	0
Kentucky	0	0	0	0

Various	0	0	0	0

Total	763	470	0	0

Productive Wells - The following table summarizes the productive oil and gas wells in which the Company had an interest at July 31, 2010:

	Oil Wells		Gas Wells		Total
	(1) Gross	(2) Net	(1) Gross	(2) Net	(1) Gross	(2) Net
Texas	0	0	0	0	0	0
Louisiana	17	16.75	1	0.75	18	17.50
Other	0	0	0	0	0	0

Total	17	16.75	1	0.75	18	17.50

(1)	A “gross acre” or a “gross well” is an acre or well in which a working interest is owned by the Company and the number of gross acres or gross wells is the total number of acres or wells in which a working interest is owned by the Company.
(2)	A “net acre” or a “net well” exists when the sum of the Company’s fractional ownership interests in gross acres or gross wells equals one. The number of net acres or net wells is the sum of the fractional interests owned in gross acres or gross wells, and does not include any royalty, overriding royalty or reversionary interests.

Production, Price and Cost Data - The following table summarizes certain information relating to the production, price and cost data for the Company for the fiscal years ended, July 31, 2010, 2009, 2008.

Year Ended July 31,

	2010	2009	2008
Oil:
Production (Bbls)	1,529	16,190	14,862
Revenue	$107,504	$960,407	$1,422,433
Average barrels per day	4	44	40
Average sales price per barrel	$70.31	$59.32	$95.71
Natural Gas:
Production (Mcf)	12,565	24,099	66,787
Revenue	$51,086	$108,953	$432,949
Average Mcf per day	34	66	183
Average sales price per Mcf	$4.06	$4.52	$6.48
Production costs (1)	$638,854	$985,753	$1,487,460
Equivalent (Bbls) (2)	3,623	20,206	25,993
Production costs per equivalent bbl (3)	$176.33	$48.79	$57.22

Total oil and gas revenues	$158,590	$1,069,361	$1,855,381

(1)	Includes expense workovers.

(2)	Gas production is converted to barrel equivalents at the rate of six Mcf per barrel representing the estimated relative energy content of natural gas to oil.
(3)	Historical costs and expenses differ from projections included in the reserve estimates presented above as a result of remedial costs associated with repairs of the Hillside acquisition properties and repairs to the Coquille Bay platform included in historical costs and considered to be non-recurring expenses. To the extent that continued remedial costs are incurred in the future, the economic limit of the producing properties will be affected and will reduce our reserve estimates substantially.

Drilling Activity

The following table illustrates the results of the drilling activity during each of the three most recent fiscal years as reflected by number of wells drilled.:

	July 31, 2010		July 31, 2009		July 31, 2008
	Gross	Net	Gross	Net	Gross	Net
Texas	0	0	0	0	0	0
New Mexico	0	0	0	0	0	0
Louisiana	0	0	0	0	0	0
Mississippi	0	0	0	0	0	0
Other	0	0	0	0	0	0

Total	0	0	0	0	0	0

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

Biodiesel

The Company acquired e-biofuels, LLC on May 24, 2010 as a wholly-owned subsidiary. E-biofuels owns a biodiesel production plant located in Middletown, Indiana with a nameplate capacity of 15 million gallons per year. E-biofuels primarily uses premium white grease (chicken fat) as its feedstock to produce biodiesel .During the period from May 24, 2010 through July 31,2010 the plant produced approximately 1.8 million gallons of biodiesel and generated revenues of $5.54 million. Gross profit on the manufacture of biodiesel during this period was $1.052 million or $0.58 per gallon. Average feedstock costs were $2.33 per gallon for the same period.

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

We have a history of operating losses.

We have had a history of net operating losses for at least the past three years.

Natural gas, oil and biodiesel prices fluctuate widely, and low prices would have a material adverse effect on our revenues, profitability and growth.

        The market price of all energy products remains enormously volatile and recent high prices have been replaced with relatively low prices and all within a few months. Our revenues, profitability and future growth will depend significantly on natural gas and crude oil prices. Prices received also will affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and will affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas, oil and biodiesel that we can economically produce. Factors that can cause price fluctuations include:

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

Biodiesel feedstock prices fluctuate widely and high prices may affect our ability to economically produce biodiesel.

We rely on substantial price differentials between the cost of raw materials used as feedstocks for the manufacture of biodiesel and the finished biodiesel product in order to economically produce and sell our product. Recently, soy oil prices, a biodiesel feedstock, increased in price to levels that approximate the retail sales price of the finished biodiesel product, resulting in very slim margins for production facilities. Continued tightening of margins could result in the cost of producing biodiesel becoming prohibitive.

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

Our business plan, which includes participation in 3-D seismic shoots, lease acquisitions, the drilling of exploration prospects and producing property acquisitions, has required and will require substantial capital expenditures. We also require additional financing to fund our planned growth and expansion plans for our biodiesel facility. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. The current marketplace is subject to severe economic downturns and capital raising for activities of the type conducted by the Company is of a speculative type and very difficult to obtain. Accordingly, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. In particular, our credit facility imposes limits on our ability to borrow under the facility and limits our ability to incur additional indebtedness. In the event additional capital resources are unavailable, we may be required to curtail our exploration and development activities or be forced to sell some of our assets in an untimely fashion or on less than favorable terms.

Natural gas and oil reserves are depleting assets and the failure to replace our reserves would adversely affect our production and cash flows.

Our future natural gas and oil production depends on continuing to make our current properties productive and our success in finding or acquiring new reserves. If we fail to replace reserves, our level of production and cash flows would be adversely impacted. Production from natural gas and oil properties decline as reserves are depleted,with the rate of decline depending on reservoir characteristics. Our total proved reserves will decline as reserves are produced unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Further, the majority of our reserves are proved developed producing. Accordingly, we do not have significant opportunities to increase our production from our existing proved reserves. Our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves. If we are not successful, our future production and revenues will be adversely affected.

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

The natural gas, oil and biodiesel business involves many operating risks that can cause substantial losses.

The natural gas, oil and biodiesel business involves a variety of operating risks, including:

•	Blowouts, fires and explosions.

•	Surface cratering.

•	Uncontrollable flows of underground natural gas, oil or formation water.

•	Natural disasters.

•	Pipe and cement failures.

•	Casing collapses.

•	Stuck drilling and service tools.

•	Abnormal pressure formations.

•	Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases and liquids.

If any of these events occur, we could incur substantial losses as a result of:

•	Injury or loss of life.

•	Severe damage to and destruction of property, natural resources or equipment.

•	Pollution and other environmental damage.

•	Clean-up responsibilities.

•	Regulatory investigations and penalties.

•	Suspension of our operations or repairs necessary to resume operations.

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

Not hedging our oil and gas production may result in losses.

Due to the significant volatility in natural gas and oil prices and the potential risk of significant hedging losses if NYMEX natural gas and oil prices spike on the date options settle, our oil and gas production is not currently hedged. By not hedging our production, we may be more adversely affected by declines in natural gas and oil prices than our competitors who engage in hedging arrangements. We do have short term hedges in place for our biodiesel production to cover the period of time from which we purchase the feedstock and produce the biodiesel product. Typically these hedges are in place for less than 30 days and do not provide any long-term protection from volatility.

Our ability to market our biodiesel may be impaired by capacity constraints, modifications to third party facilities and by weather issues.

We generally sell our biodiesel to large retail outlets such as Flying J, Pilot and others and much of that product is transported by truck. As such adverse weather conditions or modifications to facilities owned by others could limit our ability to sell our products and result in increased inventories or plant shut-downs.

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

We have no conclusive assurance of title to our oil and gas leased interests.

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

Competition in the energy industry is intense, and we are smaller and have a more limited operating history than most of our competitors.

We compete with a broad range of energy companies in our activities. We also compete for the equipment and labor required to operate and to develop these properties. Most of our competitors have substantially greater financial resources than we do. These competitors may be able to pay more for exploratory prospects and productive natural gas and oil properties. Further, they may be able to evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to explore for natural gas and oil and to acquire additional properties in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of our competitors have been operating for a much longer time than we have and have substantially larger staffs. We may not be able to compete effectively with these companies or in such a highly competitive environment.

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

We expect to evaluate and, where appropriate, pursue acquisition opportunities on terms our management considers favorable. Acquisition of biodiesel facilities will depend on facility cost versus replacement value, proximity to feedstocks and to retail markets, rail access, operating systems and costs and potential environmental liabilities. We expect to pursue acquisitions that have the potential to increase our biodiesel production and our domestic natural gas and oil reserves. The successful acquisition of natural gas and oil properties requires an assessment of various of the following:

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

Anti-takeover provisions of our certificate of incorporation, bylaws and Nevada law could adversely affect a potential acquisition by third parties that may ultimately be in the financial interests of our stockholders.

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

Our common stock is thinly traded.

We have approximately 21.3 million shares of common stock outstanding, held by approximately 601 holders of record. Directors and officers own or have voting control over approximately 6.7 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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

        The Company constructed a pilot plant in 1998 at the Duke Mine and moved a portable Cosmos Concentrator on to the site. The Company spent approximately $185,000 to conduct pilot recovery tests under a small miner’s permit exemption. Pilot plant results were encouraging despite mechanical start-up problems. Upon completion of its pilot tests, the Company suspended any further exploration until construction of a full-scale modular facility can be completed. Subject to capital availability, permitting and construction schedules, the cost to construct a full scale facility is approximately $8.0 million to achieve a capacity of 10,000 tons per day. Presently there are 5 other companies active in the development of claims in the vicinity of the Duke Mine. The Company entered into discussions with a mining company to provide the capital and manage the development of the mine and completed an agreement in connection with the change of control of Warrior in which the Company would retain a 5% net smelter royalty. The mining company was unable to complete its capital efforts in relation to the Duke Mine and as a result the Company re-assumed control of the Duke Mine. We are currently evaluating new opportunities for the development of the mine.

Biodiesel Operations

The Company operates two wholly-owned subsidiaries active in the biodiesel and biofuels business, e-Biofuels, LLC and Hoosier Biodiesel Company. E-Biofuels has a plant facility located in Middletown, Indiana with a nameplate processing capacity of 15 million gallons of biodiesel production per year. The plant operates two process trains using traditional catalyst technology to produce biodiesel from vegetable, mineral and animal oils and greases. The primary feedstock used to make biodiesel at the facility is premium white grease (chicken fat) which is purchased as needed from various suppliers in open-market transactions. Additional feedstocks that could be used, depending upon cost, are: vegetable oils, mineral oils and animal oils and fats. Biodiesel is a petroleum diesel fuel substitute that has gained widespread acceptance throughout the world as a renewable alternative to regular petroleum diesel. In general biodiesel is added to diesel in amounts ranging from 5% to 20% by volume. The biodiesel produced, which represents approximately 80% of the feedstock input to the plant (due to losses and glycerine production, a by-product of the production process) is required to meet stringent standards set by the federal government in order to be used as transportation fuel additives. Biodiesel is generally sold based on index prices governed by diesel fuel prices. At the present time, biodiesel producers no longer receive the benefit of incentive tax credits to produce this fuel, which prior to January 2010 were $1.00 per gallon. However, as a result of the passage of the Advanced Renewable Fuel Standard (“RFS2”) in early 2010, the federal government has mandated ever increasing amounts of renewable fuels use in gasoline and diesel fuel to offset high sulfur petroleum diesel usage in diesel engines and reduce greenhouse gas emissions. RFS2 has mandated an increase from 9 billion gallons per year up to 36 billion gallons per year by 2022.The result of this and other legislation related to increasing renewable fuel use in the transportation industry was the creation of a secondary trading market for RINS (“Renewable Information Numbers”) which are required by all renewable fuel producers in order to sell transportation biodiesel. RINS are generated when biodiesel is produced and may be traded as an independent commodity. Currently, qualified biodiesel producers receive 1.5 RINS per gallon can be sold to petroleum refiners, jobbers and others as credits to offset high sulfur diesel sales and production. Currently these “credits” are traded in open market transactions at about $0.75 per RIN.

The e-Biofuels facility averaged approximately 7 million gallons of biodiesel production in calendar year 2009 or an average of about 45% of the plant’s capacity. Since acquiring the plant and as a result of obtaining additional feedstock purchase capacity, the management at e-Biofuels has been able to increase biodiesel production to its September 2010 rate of about 1.87 million gallons for the month or an estimated annual rate of about 21 million gallons.

Hoosier Biodiesel Company has historically been engaged in the research and development area of biofuels development. The Company has developed a patent-pending production process for biodiesel and several proprietary processes related to biodiesel and biofuels production that are in the process of being implemented at the e-Biofuels facility through pilot operations. Our process technology is primarily aimed at reducing yield losses from the application of lower grade biodiesel feedstocks and in the development of new renewable boiler fuels.

Competition

There are many companies and individuals engaged in the energy business. Some are very large and well established with substantial capabilities and long earnings records. The Company is at a competitive disadvantage with some other firms and individuals in acquiring and disposing of oil and gas properties and in purchasing additional biodiesel facilities, since they have greater financial resources and larger technical staffs than the Company. In addition, in recent years a number of new small companies have been formed which have objectives similar to those of the Company and which present substantial competition to the Company.

A number of factors, beyond the Company’s control and the effect of which cannot be accurately predicted, affect the production and marketing of biodiesel, crude oil and natural gas and the profitability of the Company. These factors include crude oil imports, actions by foreign oil producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of ready market, such as fluctuating supply and demand.

The Company currently sells a substantial portion of its oil and gas production on “spot” market or short term contracts. During the year ended July 31, 2010, the Company sold approximately 85% and 15% of its oil and gas, respectively, to Plains Marketing and Professional Oil & Gas respectively. The Company does not believe that the loss of any of these purchasers would significantly impair its operation. The Company sells its biodiesel to a number of companies. During the period from May 24, 2010 through July 31, 2010, the Company sold biodiesel in the following amounts: approximately 29.8% to Pilot, 26.4% to RKA Petroleum and 20.6% to Flying J. The loss of any of these purchasers would have a material adverse effect on the Company’s sales if alternate markets could not be secured.

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

Regulation

        Federal, state and local authorities extensively regulate the energy and mining industry. Legislation affecting these industries is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and natural gas and mining industry and their individual members some of which carry substantial penalties for the failure to comply. The regulatory burden on these industries increases their cost of doing business and consequently, affects their profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

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

Regulation of the transportation fuels industry which affects our biodiesel operations is particularly intense and constantly changing. Mandated fuel mileage and changes in emissions standards by the Environmental Protection Agency of the Department of Transportation could have material repercussions to the manufacture and sale of biodiesel and other renewable fuels for transportation use. The Renewable Fuels Standard, recently passed by Congress has already had a significant impact.

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

Biodiesel

We generally have good title to our biodiesel facility and equipment.

Operational Hazards and Insurance

The operations of the Company are subject to all risks inherent in the manufacture of biodiesel and in the exploration for and operation of oil and natural gas properties, wells and facilities and mines and mining equipment, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of, drilling rigs and equipment, mines, producing facilities or other property or could result in personal injury, loss of life or pollution of the environment. In addition, weather related hazards, such as tornados and hurricanes may pose a threat to certain of the Company’s wells and facilities from time-to-time. Any such event could result in substantial expense to the Company which could have a material adverse effect upon the financial condition of the Company to the extent it is not fully insured against such risk. The Company carries insurance against certain of these risks but, in accordance with standard industry practices, the Company is not fully insured for all risks either because such insurance is unavailable or because the Company elects not to obtain insurance coverage because of cost, although such operational risks and hazards may to some extent be minimized. No combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in oil and gas or mining operations.

Employees

The Company employs one person in its Evansville, Indiana office whose functions are associated with management, operations and accounting, one individual in Georgia whose function is related to our oil sands project and 16 people in Middletown, Indiana associated with the operations of our biodiesel facility. The Company uses independent contractors to assist in its land and accounting functions and to supervise its oil, gas and mining business.

ITEM 3.	Legal Proceedings.

        We are subject to a variety of laws and regulations in all jurisdictions in which we operate. We also are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business and cannot be avoided. Some of these proceedings allege damages against us relating to property damage claims (including injuries due to product failure and other product liability related matters), employment matters, and commercial or contractual disputes. We vigorously defend ourselves against all claims which require such action. In future periods, we could be subjected to cash costs or non-cash charges to earnings if any of these matters is resolved on unfavorable terms.

Imperial Petroleum, Inc. versus Ravello Capital LLC

The Company filed suit in Federal District Court in Tulsa County, Oklahoma against Ravello Capital LLC (“Ravello”) on November 20, 2000. The suit alleged breach of contract and sought to have the contract declared partially performed in the amount of $74,800 and sought relief in the amount of $488,390 for the unpaid consideration and punitive damages and attorney’s fees. The Company received a judgment award against Ravello in the amount of $488,390 and subsequently collected and credited the judgment in the amount of $85,638.02 as a result of the re-issuance of certain of its shares in Warrior, held by Ravello in escrow and not released. The Company does not believe it will be successful in collecting the balance of the judgment against Ravello.

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

Gary Bolen, et al vs. Imperial Petroleum, Inc.: Wrongful Garnishment:

The case filed in Midland County, Texas No. CV 45671 on July 24, 2008 stems from a dispute in 2005 in which Pharoh Oil & Gas, a company owned by Mr. Bolen ceased accepting saltwater from the University BX lease despite a valid saltwater disposal agreement in place, owned by Imperial at the time, and resulted Imperial obtaining a monetary judgment against Pharoh and Bolen and executing garnishment procedures to allow the money to be escrowed pending final outcome of that trial. Imperial prevailed in that trial, through the Supreme Court of Texas, and received the judgment proceeds. Bolen contends that the procedures used by Imperial in garnishing the funds to be escrowed were improper and seeks unspecified damages. No activity occurred in the most recent fiscal year on this case. The Company is vigorously defending itself in this case.

Pearl River Navigation vs. Imperial Petroleum, Inc.

Pearl River conducted barge and crane operations after hurricane Katrina on the Coquille Bay field in Louisiana on behalf of the working interest owners. A dispute arose between the parties regarding the availability of Pearl River’s crane operator on weekends, despite the fact that Pearl River continued to bill for such operations. The Company refused to pay the disputed invoices and Pearl River filed a lien in the amount of approximately $789,000 despite approximately $225,000 in payments by the Company. Pearl River filed a lawsuit dated August 1, 2007 in the 25 th Judicial District Court for the Parish of Plaquemines, State of Louisiana. the case was moved to the United States District Court for the Eastern District of Louisiana, Civil Action No. 07-9619, Section “I”(4). The Company and Pearl River reached a settlement in the matter and Pearl River was granted a judgment in the amount of $100,000 and was assigned an overriding royalty interest in the Coquille Bay field.

Aventine Renewable Energy Holdings v. e-biofuels, LLC and

e-biofuels, LLC v. Aventine Renewable Energy Holdings

This suit was filed in the United States Bankruptcy Court for the District of Delaware. e-biofuels and Aventine entered into a purchase agreement on April 4, 2008. Aventine was to purchase fuel at $3.815 per gallon for a total of six million gallons. Aventine failed to purchase six million gallons. e-biofuels claims that Aventine initially breached the agreement when it advised e-biofuels of an anticipatory repudiation of the agreement. e-biofuels and Aventine claim more than $2,500,000.00 in damages due to the other’s breach. This case will be tried in 2011 and management is confident that e-biofuels will prevail.

BASF Corporation v. e-biofuels, LLC

BASF filed suit in Henry Superior Court alleging that from April 2, 2009 until May 18, 2009 e-biofuels purchased products on credit from BASF totaling $113,510.60. BASF claims that e-biofuels failed to pay the amount due. A settlement was reached and the case will be dismissed.

Checkered Express, Inc. v. e-biofuels, LLC

Checkered Express filed suit in Henry Circuit Court alleging e-biofuels owed Checkered Express $106,354.80 for trucking services provided to e-biofuels. Checkered Express claims e-biofuels failed to pay the amount due. A settlement was reached and the case will be dismissed.

Diversified Ingredients, Inc. v. e-biofuels, LLC

Diversified filed suit in Henry Circuit Court seeking to domesticate a Judgment entered on January 28, 2010 in the Circuit Court of St. Louis County, State of Missouri, against e-biofuels and in favor of Diversified for $157,494.38. Diversified alleged that the parties contracted for Diversified to sell products to e-biofuels for a fee. Diversified claimed that, despite acceptance of delivery of the shipments of product, e-biofuels failed to tender payment to Diversified. A settlement was reached and the case will be dismissed.

Nationwide Insurance Co. as subrogee of Gas America Services, Inc. v. e-biofuels, LLC

Nationwide filed suit in Henry Superior Court alleging that sometime prior to January 1, 2008, e-biofuels purchased fuel from Gas America, who maintained a policy of insurance with Nationwide. After Gas America began selling the fuel, it received complaints from customers who had purchased the fuel, claiming that their vehicles had become damaged. Gas America claims to have discovered that the fuel was defective and caused the damage to customers’ vehicles. Gas America paid the cost to repair its customers’ vehicles, totaling $29,001.56. The lawsuit was settled and the case has been dismissed.

Global Fuels LLC v. e-biofuels, LLC

Global Fuels filed suit in the United States District Court for the Southern District of Indiana, Indianapolis Division, claiming that it is the owner of a Judgment obtained in the District Court of the United States for the Eastern District of Missouri, Eastern Division, on which there was a judgment amount of $203,792.02 plus interest. Global Fuels claimed that e-biofuels from August 1, 2009 through September 19, 2009 e-biofuels purchased biodiesel fuel from Global Fuels. The total sale price of the biodiesel was $536,295.29. Global Fuels claimed that e-biofuels failed to pay $197,793.20 of this total. A settlement was reached and the case will be dismissed.

KA Bulk Transport, LLC, d/b/a/ Klemm Tank Lines v. e-biofuels, LLC

KA Bulk Transport brought suit in the United States District Court for the Southern District of Indiana, Indianapolis Division, claiming that it had an agreement with e-biofuels under which KA Bulk Transport would transport fuels and other liquids to and from e-biofuels’ location. KA Bulk Transport alleged that it provided substantial transportation services for e-biofuels in an amount of $90,192.90, which e-biofuels has failed to pay. A settlement was reached and the case will be dismissed.

Marshall Marketing, LLC v. e-biofuels, LLC

Marshall Marketing brought suit in Henry Circuit Court alleging that it had a contract with e-biofuels regarding a risk management program. Marshall Marketing claims that it provided services to e-biofuels pursuant to the contract, but that e-biofuels failed to pay the full amount owed. Marshall Marketing claims that e-biofuels failed to pay the total amount of the first invoice, resulting in an amount owed of $37,381.38, and that e-biofuels failed to pay the second invoice amount of $45,000.00. A settlement was reached and the case will be dismissed.

Norfolk Southern Railway Company v. e-biofuels, LLC

Norfolk Southern brought suit in the United States District Court for the Southern District of Indiana, asserting that it was entitled to payment of rail freight and switching charges incurred by e-biofuels in an amount of $109,244.40. Norfolk Southern claims e-biofuels failed to pay this amount. A settlement was reached and the case will be dismissed.

Settlemyre Industries, Inc. v. e-biofuels, LLC

Settlemyre brought suit in the United States District Court for the Southern District of Ohio, Western Division alleging that it contracted with e-biofuels to purchase 630,000 gallons of biodiesel from e-biofuels at $3.28 per gallon. The contract included a list of quality requirements and specifications that e-biofuels’ biodiesel must satisfy before Settlemyre would accept delivery. Settlemyre claims that e-biofuels was unable to provide a product to meet the specifications, which resulted in a breach of contract. As a result, Settlemyre had to purchase a similar product from other sellers at an increased price, for which Settlemyre seeks more than $630,000 in damages. e-biofuels claims the product met specifications and Settlemyre wrongfully rejected the product. Further, e-biofuels claims that Settlemyre did not properly cover or mitigate their damages, if any. Trial will be in November, 2010.

Tombstone v. Aventine, e-biofuels, LLC

Tombstone filed a claim in the Aventine bankruptcy proceeding in the United States Bankruptcy Court for the District of Delaware. Tombstone claimed as a result of the dispute between Aventine and e-biofuels that Tombstone suffered damages and did not receive product. The parties in the bankruptcy court have resolved this claim and the claim will be dismissed.

Vinmar Overseas, LTD. v. e-biofuels, LLC

Vinmar filed suit in the United States District Court for the Southern District of Texas, Houston Division, claiming that Vinmar and e-biofuels entered into a contract under which e-biofuels agreed to supply 500,000 gallons of FAME B99 to Vinmar. Vinmar claimed that e-biofuels failed to deliver the required quantities of product and owed $2,000,000.00 plus as a result of the breach and lost profit. Vinmar lost its claim of lost profit. Vinmar filed suit in Henry Circuit Court domesticating the judgment in favor of Vinmar and against e-biofuels for $930,546.87. Payments are being made toward that judgment.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.	Market For Registrant’s Common Stock; and Related Stockholder Matters.

The Company’s common stock is traded in the over-the-counter market. From 1984 to 1997 trading had been so limited and sporadic that it was not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company was advised that trading in its shares resumed in September 1997 and the Company’s stock was quoted at approximately $0.25 per share in sporadic trading. At July 31, 2010, the approximate closing price for the Company’s common stock was $0.28 per share.

No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

There are approximately 601 holders of record of the Company’s common stock.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
Fiscal Quarter
First Quarter Ended October 31	$0.14	$0.06	$0.18	$0.05
Second Quarter Ended January 31	$0.13	$0.09	$0.05	$0.007
Third Quarter Ended April 30	$0.35	$0.10	$0.07	$0.007
Fourth Quarter Ended July 31	$0.28	$0.15	$0.15	$0.03

ITEM 6.	Selected Financial Data.

	2010	2009	2008	2007	2006
Operating Revenue	5,659,364	1,069,361	1,855,381	1,143,194	3,435,006
Income (loss) from continuing opns	(17,080,676)	(436,536)	(668,891)	(1,655,802)	372,878
Net Income (loss)	(17,718,118)	10,785,443	(2,588,859)	(3,243,996)	(3,426,724)
Net Income (loss) per share	(0.99)	0.636	(0.16)	(0.28)	(0.31)
Total Assets	13,133,820	3,138,809	6,273,704	6,101,286	18,085,079
Stockholder’s Equity (Deficit)	(15,718,118)	892,560	(9,882,882)	(7,354,022)	(5,428,118)
Cash Dividends Paid per Common Share	0	0	0	0	0
Number of Outstanding Shares (weighted)	18,003,438	16,694,441	16,289,523	11,487,701	10,946,960

ITEM 7.	Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Results of Operations

The factors which most significantly affect the Company’s results of operations are (i) the sale prices of biodiesel, biodiesel feedstocks, crude oil and natural gas, (ii) the level of biodiesel, crude oil and natural gas sales, (iii) the level of direct and lease operating expenses, and (iv) the level of and interest rates on borrowings. The same factors listed above will apply to the sale of minerals and metals mined by the Company. As the Company initiates production on its mining properties, results of operations will be affected by: (i) commodity prices for copper and gold, (ii) the quantity and quality of the ores recovered and processed, and (iii) the level of operating expenses associated with the mining operations.

As a result of the collapse of the world economies into recession, crude oil and natural gas prices decreased significantly during fiscal 2009 from 2008. Commodity prices rebounded in fiscal 2010 with West Texas Intermediate (“WTI”) prices quoted at approximately $78.85/Bbl for oil and $4.92 per Mmbtu for natural gas at July 31, 2009. Since that time oil prices have remained about the same and natural gas prices have declined. Diesel prices are impacted by crude oil prices and determine biodiesel prices to a large degree. Biodiesel prices have remained relatively stable at around $3.02 per gallon. The impact of high prices turning to lowered prices is uncertain and much volatility exists in world oil and gas pricing as oil producing countries are threatening an imposed drop in production to compensate for lower prices. If pricing remains high, by demand or artificial methods employed by the oil producing countries, the impact will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to widely fluctuate and to be influenced by global economic turmoil, Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

Prices for gold had remained relatively stable and has edged significantly higher during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation and most likely reflects a “flight to gold” in the face of global economic turmoil. Current spot prices for gold are approximately $1,300.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

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

Year ended July 31, 2010 compared to year ended July 31, 2009

Total revenues for the Company for the year ended July 31, 2010 were $5,659,364 compared to $1,069,361 for the prior year and represent a 529% increase. As a result of the e-biofuels acquisition which is included for the period from May 24, 2010 through July 31, 2010, the Company’s revenues have increased dramatically such that biodiesel sales accounted for 97% of our revenues. Since year end, further increases in biodiesel sales for e-biofuels has increased revenues to approximately $5.87 million for the month of September 2010 on sales of approximately 1.87 million gallons of biodiesel. The average sales price for biodiesel during the period was $3.02 per gallon. Coquille Bay continues to suffer from a lack of available gas for gas lift and as a result the Company continues to conserve natural gas and limits sales. We presently expect that our biodiesel sales will account for the majority of our revenues during the current fiscal year. We expect revenues to increase dramatically compared to the prior fiscal year with a full year of biodiesel sales from our e-biofuels subsidiary.

Total operating expenses for the year ended July 31, 2010 were $5,129,451 compared to $985,783 for the year earlier. Direct operating expenses have increased due to the costs associated with e-biofuels. Our gross margin from the production of biodiesel is approximately 19% with feedstock costs of approximately $2.32 per gallon. We experienced on limited activity in Coquille bay for the year. General and administrative costs (“G&A”) for the year ended July 31, 2010 were $1,141,281 compared to $383,101 for the year ended July 31, 2009. We expect significantly increased G&A costs as a result of a full year of inclusion of e-biofuels, however, we do not anticipate the addition of significant staff at e-biofuels despite increased production levels and as a result we anticipate increased overall margins. Interest costs decreased to $437,231 for the year ended July 31, 2010 compared to $1,600,431 for the prior year as a result of the settlement of the Company’s senior debt and offset somewhat by the incorporation of e-biofuels for two months. On a full-year basis, interest rates are expected to increase above 2009 levels.

The Company incurred a net after tax loss of $17,818,186 ($0.99 per share) for the fiscal year ended July 31, 2010 compared to an after tax gain of $10,785,443 ($0.636 per share) for the prior year. The net loss for the year ended July 31, 2010 is primarily the result of the write-off of goodwill associated with the acquisition of e-biofuels in the amount of $16,276,784. The largest component of the net gain for the prior fiscal years was the gain on the settlement of the Company’s debt of $12,984,463. The Company experienced a net loss during the year ended July 31, 2010 of $17,080,676 from continuing operations. Depreciation, depletion and amortization costs decreased from a total of $383,189 last year to $192,524 and will increase further as a result of a full year with e-biofuels included.

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

Capital Resources and Liquidity

The Company’s capital requirements in the past have related primarily to the remedial efforts to return wells to production and to workover and repair operations on various wells to increase production, including the repairs required at Coquille Bay after hurricane Katrina. Now that the repairs at Coquille Bay are completed and production has been re-established, the Company has a great deal of flexibility in the timing and amount of these expenditures. The Company did not make any capital expenditures for workovers in the most recent quarter due to limited production at Coquille Bay and due to a lack of capital. With the acquisition of e-biofuels, we do not expect significant capital improvements at the current levels of production, however, subject to available capital, we do anticipate expansion of the plant capacity by an additional 10 million gallons per year.

As a result of the inability of the Company to raise capital for its mining operations, the Company is active in only one mine that will require significant capital expenditures, the Duke Mine located in Utah. The Company has a wide degree of discretion in the level of capital expenditures it must devote to the mining project on an annual basis and the timing of its development. The Company has primarily been engaged, in its recent past, in the acquisition and testing of mineral properties to be inventoried for future development.

Hurricane Katrina had a significant impact to the Company’s south Louisiana operations and facilities that resulted in the Company becoming non-compliant with the terms of its original credit agreements that had been put in place in early 2004. The Company decided to pursue the sale of assets to reduce bank debt and negotiated a Forbearance Agreement with its senior lenders in February 2006 to allow it sufficient time to complete a sale of assets The Company signed a Definitive Purchase and Sales Agreement with Whittier Energy Company and Premier Natural Resources LLC that was closed on August 9, 2006. The proceeds of the initial closing (also referred to as Phase I) of approximately $12.0 million were used to reduce senior debt by $11.3 million and to pay vendor payables. A second closing (also referred to as Post-Closing or Phase II Closing) of the asset sale to Whittier and Premier occurred on November 9, 2006 and resulted in approximately $1.85 million in additional proceeds to the Company that were used to further retire senior debt ($1.7 million) and to reduce vendor payables ($0.15 million).

        In April 2007, the Company completed a re-financing of its senior and subordinated debt facility with its then current lenders consisting of a $15.0 million Revolving Loan facility and a $0.35 million subordinated debt facility. The total amount borrowed under the re-financing was approximately $10.2 million under the combined credit facility and included approximately $0.3 million for the acquisition of the Caltex properties and $0.85 million for workovers and working capital. The availability under the Revolving Loan was subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and was reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of April 2007, the Company had available borrowing capacity of approximately $10.5 million based upon the then current oil and gas properties evaluation. On March 26, 2008 as a result of a cash flow shortage created by the temporary loss of production at Coquille Bay, the Company negotiated a Forbearance Agreement and Amendment Number One to Credit Agreement with its senior lender in order to access additional borrowings under its credit facility. The Company received a notice from its senior lender on October 10, 2008, that it was in default of the Forbearance Agreement and that the lender intended to begin foreclosure proceedings after October 24, 2008. (see Form 8-K filed October 15, 2008, incorporated herein by reference) On November 13, 2008 the Company and its Lender executed a new Forbearance Agreement that deferred any further action by its Lender until December 29, 2008 and anticipated the Company and its Lender entering into a Settlement Agreement on or before December 15, 2008. The November Forbearance Agreement was amended on December 19, 2008 to provide for an extension of time until January 15, 2009 to enter into a settlement agreement and January 31, 2009 for the expiration of the amended Forbearance Agreement. Effective April 30, 2009, the Company completed the sale of certain of its oil and gas assets located in north Louisiana and southeast Texas to Valley Falls Company and assigned the proceeds of the sale to its lender group. In addition, as part of the agreement to retire its senior and subordinated debt, the lender group received an assignment of a 5% overriding royalty interest in Coquille Bay, proportionately reduced to the Company’s record title interest in the field. The Settlement Agreement resulted in the retirement of approximately $14.6 million in principal, accrued interest and fees. (See Form 8-K dated May 19, 2009 incorporated herein by reference) As a result of the Settlement Agreement, the Company retired its senior and subordinated debt facilities.

The timing of expenditures for the Company’s oil and natural gas and mining activities are generally distributed over several months, however, any cessation of production or catastrophe type expenditures create significant cash flow shortages for the Company. The Company anticipates its current working capital will not be sufficient to meet its required capital expenditures and that the Company will be required to either access additional borrowings from its lender or access outside capital. Currently the Company projects it will require non-discretionary capital expenditures of approximately $500,000 in the next fiscal year to re-establish and maintain economic levels of production at Coquille Bay. Without access to such capital for non-discretionary projects, the Company’s production may be significantly curtailed or shut in and jeopardize its leases.

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. The following is a description of the terms and conditions of each facility as of July 31, 2010:

First Merchants Bank, N.A. Term Loans: The Company has three term loans with First Merchants Bank: Term Loan A has a balance due of $2,789,119 and an interest rate of 6%; Term Loan B has a balance due of $5,163,322 with an interest rate of 3%; and Term Loan C has a balance due of $3,115,167 with an interest rate of 10%. The Term loans expire on December 31, 2010 and are secured by all of the assets of e-biofuels; the personal guarantees of Craig Ducey and Chad Ducey and by a corporate guarantee of the Company. The Company is not in compliance with the terms of these notes.

Cienna Capital/ Small Business Administration Mortgage Note: The Company has a mortgage secured by the real estate and facility located in Middletown, Indiana. The balance due is $1,601,025 with a variable interest rate . The note is further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 25.5 years from December 2007.

SBA Equipment Loan: The Company obtained a loan for the purchase of equipment through the issuance of a Debenture in December 2007 in the original amount of $772,000. The balance due is $603,083 with an interest rate of 6.5%. The note is secured by certain equipment located at the Middletown, Indiana plant and further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 120 months.

Capital Leases: The Company has capital leases related to vehicles used in the operation of the facility at Middletown, Indiana which total $150,659 and have varying market based interest rates.

The level of the Company’s capital expenditures will vary in the future depending on commodity market conditions, upon the level of biodiesel production and oil and gas activity achieved by the Company, the success of its remedial workover operations and upon the availability of capital for discretionary and non-discretionary projects. The Company anticipates that its cash flow will be sufficient to fund its operations at their current levels however, additional funds or borrowings will be required for expansion. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain.

The Company has also has obtained certain unsecured loans from various individuals and from its Chairman and President, Jeffrey T. Wilson, in the approximate amounts of $2,001,221 and $451,786 as of July 31, 2010. These loans bear market rates of interest and flexible terms and are generally unsecured. These funds have been used to maintain the Company’s biodiesel, oil and gas and mining activities and fund its overhead requirements. In addition, as a result of the acquisition of e-biofuels, the Company issued notes payable to the principals of e-biofuels in the amount of $3.75 million with a 10% interest rate. Principal and interest under these notes is accrued and due and payable at the end of four years from May 2010. As of July 31, 2010, the Company has accrued salaries due its Chairman and President of $260,001 and accounts payable due to Werks Management, a company owned by Craig Ducey and Chad Ducey, in the amount of $128,511. Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At July 31, 2010, the Company had current assets of $707,313, including $28,525 in cash and cash equivalents, $121,252 in trade and oil and gas accounts receivable, $358,811 in inventories and current liabilities of $22,480,356, which resulted in negative working capital of $21,773,043. The negative working capital position is comprised of senior debt of $11,738,251; trade accounts payable of $2,896,376; of accrued expenses payable of $5,539,283 consisting primarily of ; settlements and contingent liabilities of $2,077,424 and of interest and accrued salaries payable to the Company’s President and oil and gas suspense accounts; notes payable to the related parties of $4,184,574; and short-term third party notes payable of $1,633,849. As of July 31, 2010 the Company had cash and cash equivalents of $28,525.

Seasonality

The results of operations of the Company are seasonal due to seasonal fluctuations in the market prices for biodiesel, crude oil and natural gas. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results, which may be realized on an annual basis. Because of regional issues with cold weather, biodiesel sales are generally lower in colder climates during the winter months.

Inflation and Prices

The Company’s revenues and the value of its biofuels,oil and natural gas and mining properties have been and will be affected by changes in the prices for biodiesel, crude oil, natural gas and gold prices. The Company’s ability to obtain additional capital on attractive terms is also substantially dependent on the price of these commodities. Prices for these commodities are subject to significant fluctuations that are beyond the Company’s ability to control or predict.

Off Balance Sheet Arrangements

None.

Contractual Obligations

See above, Capital Resources and Liquidity.

Debt

(See above, Capital Resources and Liquidity.)

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. The following is a description of the terms and conditions of each facility as of July 31, 2010:

First Merchants Bank, N.A. Term Loans: The Company has three term loans with First Merchants Bank: Term Loan A has a balance due of $2,789,119 and an interest rate of 6%; Term Loan B has a balance due of $5,163,322 with an interest rate of 3%; and Term Loan C has a balance due of $3,115,167 with an interest rate of 10%. The Term loans expire on December 31, 2010 and are secured by all of the assets of e-biofuels; the personal guarantees of Craig Ducey and Chad Ducey and by a corporate guarantee of the Company. The Company is not in compliance with the terms of these notes.

Cienna Capital/ Small Business Administration Mortgage Note: The Company has a mortgage secured by the real estate and facility located in Middletown, Indiana. The balance due is $1,601,025 with a variable interest rate. The note is further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 25.5 years from December 2007.

SBA Equipment Loan: The Company obtained a loan for the purchase of equipment through the issuance of a Debenture in December 2007 in the original amount of $772,000. The balance due is $603,083 with an interest rate of 6.5%. The note is secured by certain equipment located at the Middletown, Indiana plant and further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 120 months.

Capital Leases: The Company has capital leases related to vehicles used in the operation of the facility at Middletown, Indiana which total $150,659 and have varying market based interest rates.

Other Debt: The Company has private notes and debt with various individuals, small companies and its Chairman that totals $2,445,007 as of July 31, 2010. Generally this debt is unsecured and bear market interest rates and flexible terms.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk.

Commodity Risk

Our major commodity price risk exposure is to the prices received for our biodiesel, natural gas and oil production and prices paid for biodiesel feedstock. Realized prices for our production are the spot prices applicable to biodiesel, natural gas and crude oil. Purchase prices for biodiesel feedstocks are generally based on spot prices and are under short term contracts, usually month to month. Prices received for biodiesel, natural gas and oil are volatile and unpredictable and are beyond our control.

Interest Rate Risk

We have long-term debt subject to risk of loss associated with movements in interest rates.

ITEM 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements are included in this report beginning of page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

        In connection with the preparation of this annual report on Form 10-K/A, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of July 31, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of July 31, 2010. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of July 31, 2010, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

Segregation of Duties

As a result of lack of employees, we were unable to meet certain segregation of duties criteria during most of the past fiscal year and did not have existing resources for creating a compensating control mechanism. During our evaluation of our internal controls, Mr. Wilson, our combined Chief Executive Officer and Chief Financial Officer, identified the inability to include proper segregation of transaction authorization, transaction processing and custody within our accounting department, resulting in a material weakness in our internal controls over financial reporting. Despite our material weakness regarding our segregation of duties, we believe that our financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Remediation Initiative

With the acquisition of e-biofuels, we have added additional accounting personnel. We have continued to engage an outside consulting firm to assist us in implementing additional controls to improve our overall control processes and provide checks and balances. In addition, it is our intention to hire a minimum of two qualified accounting individuals as soon as the necessary financial resources become available.

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

Changes in Internal Controls

No additional changes in internal controls were made during the year ended July 31, 2010.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of Registrant.

Directors and Executive Officers

The following table sets forth certain information regarding the directors, executive officers and key employees of the Company.

Name	Age	Position
Jeffrey T. Wilson	57	Director, Chairman of the Board, President and Chief Executive Officer
Annalee C. Wilson	54	Director
Aaron M. Wilson	31	Director
John Ryer	47	Director
J. Gregory Thagard	47	Director

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

John Ryer has been a Director of the Company since August, 2010 and replaced Malcolm Henley upon his resignation. Mr. Ryer has extensive experience in the financial and financial services industry.

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

Based upon a review of From 3, 4 and 5 filings made by the Company’s officers and directors during the past fiscal year ended July 31, 2010 under Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

ITEM 11.	Executive Compensation.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company’s Chairman of the Board, President and Chief Executive Officer and (2) other compensation paid to officers and directors of the Company. Except as provided in the table below, during the three fiscal years ended July 31, 2010, 2009 and 2008 (i) no restricted stock awards were granted, (ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

SUMMARY COMPENSATION TABLE

	Annual Compensation		Long Term Awards Warrants
Name and Principal Position	Year	Salary	Bonus	# shares
Jeffrey T. Wilson*	2010	$140,000		800,000

	2009	$140,000		—

	2008	$140,000		—

Annalee C. Wilson	2010			400,000

	2009			—

	2008			—

Aaron M. Wilson	2010			400,000

	2009			—

	2008			—

Malcolm W. Henley**	2010			400,000

	2009			—

	2008			—

J. Greg Thagard	2010			400,000

	2009			—

	2008			—

*	Mr. Wilson’s salary is accrued and unpaid.
**	Mr. Henley resigned effective August 16, 2010.

None of the executive officers listed received prerequisites or other personal benefits that exceeded the greater of $50,000 or 10% of the salary and bonus for such officers. Directors are currently not paid for their service to the Company. Mr. Thagard , Mr. Malcolm Henley and Mr. Aaron Wilson have received compensation as consultants and contractors to the Company and its subsidiaries in the current fiscal year ending July 31, 2010 in the amounts of $3,000, $0 and $69,200 respectively. Mr. Thagard has an accounts receivable due from the Company as of July 31, 2010 of $84,000.

The Board of Directors, from both publicly disclosed sources and from private discussions, periodically determines the level of executive compensation and any increases thereto based on comparable salaries for executives of similar sized companies within our industry in setting the compensation for Mr. Wilson. The Board believes that the compensation of Mr. Wilson, in light of his many duties typically performed by more than one person, is insufficient compared to the compensation levels for executives of a similar type and functioning in companies of a similar size and will be recommending an increase in salary.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management.

As of July 31, 2010, the Company has 21,364,813 issued and outstanding shares of common stock. The following table sets forth, as of July 31, 2010, the number and percentage of shares of common stock of the Company owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company’s common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31,2010, the Company had approximately 601 holders of common stock of record.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Jeffrey T. Wilson (1)(4)	2,675,505	12.5%
Annalee C. Wilson (2)(4)	914,243	4.3%
Aaron M. Wilson (3)(4)	87,475	0.4%
J. Greg Thagard (5)	1,000,000	4.7%
John Ryer(6)	25,000	0.1%
All officers and directors as a Group (5 people) at 7/31/2010	4,702,223	22.0%
Craig Ducey (7)	1,000,000	4.7%
Chad Ducey (8)	1,000,000	4.7%
Taghmen Ventures Ltd (9)	1,000,000	4.7%
Total officers, directors and 5% shareholders	7,702,223	36.1%

(1)	The mailing address of Mr. Jeffrey Wilson is PO Box 1006, Evansville, IN 47706. Includes 147,395 shares held jointly with Mrs. Wilson; includes 416,753 shares owned by HN Corporation in which Mr. Wilson owns 33.3%. Does not include 75,000 shares held in Trust by Old National Bank for Mr. Wilson’s children

(2)	The mailing address of Mrs. Annalee Wilson is PO Box 1006, Evansville, IN 47706. Includes 147,396 shares held jointly with Mr. Wilson; includes 833,634 shares owned by HN Corporation in which Mrs. Wilson owns 66.7%. Does not include 75,000 shares held in Trust by Old National Bank for Mrs. Wilson’s children.
(3)	The mailing address for Mr. Aaron Wilson is PO Box 1006, Evansville, IN 47706. Includes 31,635 shares held in Trust by Old National Bank.
(4)	The mailing address of HN Corporation is 3117 N First Ave., Evansville, IN 47710. Mrs. Annalee Wilson is the President of HN Corporation, Jeffrey T. Wilson is the Vice President of HN Corporation and Aaron M. Wilson is a Vice President of HN Corporation.
(5)	The mailing address of Greg Thagard is PO Box 1006, Evansville, IN 47706. The shares are beneficially owned by Valley Falls Company, an entity owned by Mr. Thagard.
(6)	The mailing address of John Ryer is PO Box 1006, Evansville, IN 47706.
(7)	The address of Craig Ducey is 701 Norfleet Drive West, Middletown, IN.
(8)	The address of Chad Ducey is 701 Norfleet Drive West, Middletown, IN.
(9)	The address of Taghmen Ventures Ltd. is EFG House, St Julian’s Avenue, St Peter Port Guernsey.

ITEM 13.	Certain Relationships and Related Transactions.

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $451,786 in principal as of July 31, 2010 and has accrued salaries due from the Company of $160,000.01.

HN Corporation, a private retail company owned by Mr. Wilson and his wife, has made unsecured loans to the Company from time-to-time which total $0 in principal as of July 31, 2010. Annalee Wilson serves as the President of HN Corporation and owns 66.7% of its common stock, Jeffrey T. Wilson serves as the Vice President and Secretary of HN Corporation and owns 33.3% of its stock and Aaron M. Wilson serves as a Vice President of HN Corporation.

Mr. Thagard and Mr. Aaron Wilson, each directors of the Company, have received compensation as consultants and contractors to the Company and its subsidiaries in the current fiscal year ending July 31, 2010 in the amounts of $3,000 and $69,200, respectively. Mr. Thagard has an accounts receivable from the Company of $84,000 as of July 31, 2010.

Mr. Greg Thagard owns Valley Falls Company and owns 1,000,000 shares of the Company’s common stock as a result of the sale of certain assets to the Company and subsequently to Cave Energy.

Mr. Craig Ducey, Mr. Chad Ducey and Mr. Brian Carmichael owned Werks Management, a company that provides contract consulting services to e-biofuels. Werks Management receives $70,000 per month in consulting fees for such services. Mr. Craig Ducey, Mr. Chad Ducey and Mr. Brian Carmichael provide the primary management services for e-biofuels.

Subsequent to year end, Mr. Brian Carmichael signed a new consulting agreement with e-biofuels and will receive a commission of $0.015 per gallon of biodiesel sold through the Middletown, Indiana plant. The agreement has a term of one year. Mr. Carmichael no longer owns an interest in Werks Management as a result of this new agreement.

ITEM 14.	Principal Accountant Fees and Services.

The following table presents the fees for professional audit services rendered by the accountancy firm of Weaver & Martin, LLC for the audit of the Company’s annual consolidated financial statements for the fiscal year ended July 31, 2010 and for the fiscal year ended July 31, 2009, and fees for other services rendered by each during those periods:

Fee Category	Fiscal 2010	Fiscal 2009
Audit Fees	$69,750	$39,750
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$69,750	$39,750

Audit fees include fees related to the services rendered in connection with the annual audit of the Company’s consolidated financial statements, the quarterly reviews of the Company’s quarterly reports on Form 10-Q and the reviews of and other services related to registration statements and other offering memoranda. The audit fees in 2010 were higher than those incurred in 2009 due to the acquisition of e-biofuels.

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

All of the services for 2010 and 2009 were performed by the full-time, permanent employees of Weaver and Martin, LLC

All of the 2010 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors to the extent that rule was applicable during fiscal year 2010. Weaver & Martin, LLC has not provided any services unrelated to the audit during 2010.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Financial Statements and Schedules

Financial Statements of Imperial Petroleum, Inc.

Reports of Independent Public Accountants;

Consolidated Balance Sheets as of July 31, 2010 and 2009;

Consolidated Statements of Operations for the years ended July 31, 2010, 2009, and 2008;

Consolidated Statements of Stockholder Equity for the years ended July 31, 2010, 2009, and 2008;

Consolidated Statements of Cash Flows for the years ended July 31, 2010, 2009, and 2008;

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

6/22/07: 8-K: Definitive Agreement to acquire assets from Apollo Resources International Inc.

8/07/07: 8-K: Termination of Apollo acquisition.

4/15/08: 8-K: Forbearance Agreement and Amendment Number 1 to Credit Agreement.

10/15/08: 8-K: Notice of Default on Forbearance Agreement.

11/17/08: 8-K: New Forbearance Agreement.

12/23/08: 8-K: Amendment of Forbearance Agreement to extend date.

05/06/09: 8-K: Closing of Settlement Agreement and Sale of Properties.

06/09/09: 8-K: Execution of Stock Subscription Agreement with Novus.

02/26/10: 8-K: Stock Purchase Agreement with e-biofuels, LLC.

03/29/10: 8-K: Extension of Closing of e-biofuels, LLC Agreement.

05/25/10: 8-K: Closing of e-biofuels, LLC.

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

IMPERIAL PETROLEUM, INC.

Date: November 15, 2010	/S/ JEFFREY T. WILSON
Jeffrey T. Wilson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEFFREY T. WILSON Jeffrey T. Wilson	President and Chief Executive Officer (Principal Executive Officer) and Director	November 15, 2010

IMPERIAL PETROLEUM, INC.

Index to Consolidated Financial Statements

Audited Financial Statements of Imperial Petroleum, Inc.

(See Item 15: Exhibits, Financial Statements and Reports on Form 8-K)

IMPERIAL PETROLEUM, INC.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Imperial Petroleum, Inc. and Subsidiaries

Evansville, Indiana

We have audited the accompanying consolidated balance sheet of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the three years ended July 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2010 and 2009, and the consolidated results of its operations, stockholders’ deficit and its cash flows for the three years ended July 31, 2010, in conformity with U. S. generally accepted accounting principles.

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

/s/ Weaver & Martin, LLC
Kansas City Missouri
November 15, 2010

IMPERIAL PETROLEUM, INC.

Consolidated Balance Sheet

July 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets:
Cash	$28,525	17,153
Certificates of Deposit	0	52,500
Accounts Receivable	121,252	60,651
Inventory	139,350	—
Other Current Assets	418,186	0

Total current assets	707,313	130,303
Property, plant and equipment:
Mining claims, options, and development costs	—	—
Fixed Assets	10,983,569	—
Oil and gas properties (full cost method)	3,530,375	3,509,514

	14,513,944	3,509,514
Less: accumulated depreciation, depletion and amortization	(2,296,270)	(501,009)

Net property, plant and equipment	12,217,674	3,008,505
Other assets:
License agreement, net of accumulated amortization of $1,167.	208,833	0

Total assets	$13,133,820	3,138,809

IMPERIAL PETROLEUM, INC.

Consolidated Balance Sheet

July 31, 2010 and 2009

	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,896,376	$471,948
Accrued expenses	5,539,283	718,444
Notes payable – current portion	1,633,849	12,858
Notes payable – related parties	434,574	515,618
Term Loans	11,067,608	0
Other Senior Debt	670,643	0
Other Current Liabilities	238,023	120,819

Total current liabilities	22,480,356	1,839,687
Long-term liabilities:
Mortgage Note	1,533,464	—
Notes Payable, Other	649,031	—
Notes payable, related parties	3,750,000	—
Asset retirement obligation	439,087	406,562

Total long-term liabilities	6,371,472	406,562
STOCKHOLDERS’ EQUITY:
Common stock of $.006 par value; authorized 150,000,000 shares; 21,364,813 and 16,964,441 issued, respectively	128,190	101,788
Common stock, owed but not issued (1,000,000 shares)	6,000	—
Paid-in capital	11,979,071	11,511,265
Retained deficit	(27,831,379)	(10,013,189)
Treasury stock, at cost (0 shares and 241, 012 shares at July 31, 2010 and 2009 respectively)	0	(707,304)

Total stockholders’ equity	(15,718,118)	892,560

Total liabilities and stockholders’ equity	$13,133,820	$3,138,809

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Operations

For the Years Ended July 31, 2010, 2009 and 2008

	2010	2009	2008
Revenues and other income:
Biodiesel	$5,500,774	—	—
Oil and gas	158,590	$1,069,361	$1,855,381
Total operating income	5,659,364	1,069,361	1,855,381

Costs and expenses:
Biofuels Direct Costs	4,489,314	—	—
Production costs and taxes	638,853	985,753	1,487,460
Mining lease expense	1,284	—	1,923
Impairment Costs	16,276,784	—	—
General and administrative	1,141,281	383,101	758,269
Depreciation, depletion and amortization	192,524	137,043	276,620

Total costs and expenses	22,740,040	1,505,897	2,524,272

Net Income (Loss) from operations	(17,080,676)	(436,536)	(668,891)
Other income and (expense):
Interest expense	(437,231)	(1,600,431)	(1,923,838)
Interest income	528	2,594	31,849
Amortization of loan fees	—	(246,146)	(347,500)
Other income (expense)	(300,807)	(14,615)	190,000
Gain (loss) on sale of assets	—	13,080,577	129,521

Total other income and (expense)	(737,510)	11,221,979	(1,919,968)

Net income (loss) before income tax	(17,818,186)	10,785,443	(2,588,859)
Provision for income taxes	—	—	—

Net Income (Loss)	$(17,818,186)	$10,785,443	$(2,588,859)

NET INCOME/(LOSS) PER SHARE	$(0.99)	$0.64	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING	18,003,438	16,694,441	16,289,523

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended July 31, 2010, 2009 and 2008

	Common Stock		Additional Paid-In Capital	Common Stock, owed but not Issued	Retained Deficit	Treasury Stock	Total Stockholder’s Equity
	Shares	Par Value
BALANCE, July 31, 2007	15,964,441	$95,788	$11,467,265	$—	$(18,209,771)	$(707,304)	(7,354,022)

Stock Issued for services	1,000,000	$6,000	$44,000	—	—	—	$50,000
Net loss for the period	—	—	—	—	(2,588,859)	—	(2,588,859)

BALANCE, July 31, 2008	16,964,441	$101,788	$11,511,265	—	$(20,798,631)	$(707,304)	$(9,892,882)
Net Income for the period	—	—	—	—	10,785,443	—	10,785,443

Balance as of July 31, 2009	16,964,441	$101,788	$11,511,265	—	$(10,013,189)	$(707,304)	$892,560

Stock Issued for acquisition	3,000,000	18,000	453,000	—	—	—	471,000
Stock Issued for services	250,000	1,500	190,000	6,000	—	—	197,500
Warrant exercise	400,000	2,400	37,600	—	—	—	40,000
Board Warrants	—	—	265,109	—	—	—	265,109
Cancel Treasury/Other Sh	(409,628)	(2,458)	(704,846)	—	—	707,304	0
Stock Issued for License	1,000,000	6,000	204,000	—	—	—	210,000
Stock Issued for Notes	160,000	960	22,940	—	—	—	22,940
Net Income for the period	—	—	—	—	(17,818,186)	—	(17,818,186)
Balance as of July 31, 2010	21,364,813	$128,190	$11,979,071	$6,000	$(27,831,379)	$—	$(15,718,118)

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2010, 2009 and 2008

	2010	2009	2008
Operating activities:
Net gain/loss	$(17,818,186)	$10,785,443	$(2,588,859)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	192,524	383,189	624,120
Expenses paid with common stock and warrants	486,508	—	50,000
Impairment expense	16,276,784	—	—
Gain on sale and disposal of assets	—	(13,080,577)	(129,521)
Change in accounts receivable	19,052	823,304	(460,997)
Change in inventory	(87,095)	—	—
Change in accounts payable	149,067	(710,015)	72,986
Change in other assets	(408,418)	—	—
Change in other liabilities	117,204	(289,720)	198,604
Change in accrued expenses	644,753	41,490	245,992

Net cash provided by (used in) operating activities	(427,807)	(2,046,886)	(1,987,675)
Investing activities:
Purchase of oil and gas	(13,861)	(434,407)	(872,806)
Cash acquired in acquisition	32,903	—	—
Purchase of fixed assets	(90,982)	—	—
Proceeds from certificates of deposit	52,500	23,406	124,480
Proceeds of sale of assets	64,000	15,251,261	139,520

Net cash provided by (used in) investing activities	$44,560	$14,840,260	(608,806)

Financing activities:
Advances on notes payable	436,451	10,000	2,185,557
Payments on notes payable	—	(429,568)	(29,312)
Proceeds from notes payable-related party	—	5,000	37,450
Payments on Line of credit	—	(12,528,775)	—
Payments to notes payable-related party	(81,832)	(18,750)	—
Proceeds from stock warrants exercised	40,000	—	—

Net cash provided by (used in) financing activities	394,619	(12,962,093)	2,193,695

Net change in cash and cash equivalents	11,372	(168,719)	(402,786)
Cash and cash equivalents, beginning of year	17,153	185,872	588,658

Cash and cash equivalents, end of year	28,525	17,153	$185,872

Supplemental disclosures for cash flow information:
Cash paid during the period for
Interest	$394,619	$4,057,763	$14,182
Income taxes	—	—	—
Supplemental schedule of non-cash investing and financing:
Expenses paid with common stock and options	$486,508	—	50,000
Note payable issued for acquisition	3,750,276	—	—
Stock issued for acquisition	400,000	—	—
Stock issued for assets	281,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements

For the Years Ended July 31, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Imperial Petroleum, Inc. (the “Company”), a publicly held corporation, was organized under the laws of the state of Nevada.

The Company’s principal business consists of biodiesel production and oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. At July 31, 2010, the Company had not begun mining activities.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Premier Operating Company, I. B. Energy, Inc., LaTex Resources International, Inc., The Rig Company (formerly Phoenix Metals, Inc.), Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.) and e-Biofuels, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Bad debts on receivables are evaluated periodically and charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts is included in the financial statements. During 2010, 2009 and 2008 the Company charged off $0.

Fair Value of Financial Instruments

Fair values of cash and cash equivalents, investments and short-term debt approximate their carrying values due to the short period of time to maturity. Fair values of long-term debt are based on quoted market prices or pricing models using current market rates, which approximate carrying values. See Note 15 for further details.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable.

The Company’s cash is deposited in four financial institutions. Cash and certificates of deposit at banks are insured by the FDIC up to $250,000. At times, the balances in these accounts may be in excess of federally insured limits. The Company currently operates in the oil and gas and biodiesel production industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company’s major purchasers of its biodiesel were 29.8% to Pilot; 26.4% to RKA Petroleum and 20.6% to Flying J. The Company’s major purchasers of its oil and gas during 2010 were Plains Marketing and Professional Oil & Gas. accounting for 85% and 53% revenues respectively. The Company’s major purchasers of its oil and gas during 2009 were Plains Marketing and Professional Oil & Gas., accounting for 87% and 13.0% revenues, respectively.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company recognizes revenues based on actual volumes of oil, gas and biodiesel sold based on the month of production.

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

Inventories

Inventories are stated at the lower of cost or market. There was no inventory as July 31, 2009. There was $139,350 of inventory as of July 31, 2010 all pertaining to our operations at e-biofuels. The balance of the inventory is made up of $52,941 in raw materials and $86,409 in finished goods. There is no allowance for obsolete inventory as of July 31, 2009 or 2010

Long-Lived Assets

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

Amortization of Financing Fees

Deferred financing fees are amortized ratably over the term of the related debt. Amortization expense for the years ended July 31, 2010, 2009 and 2008 was $0, $ 246,146, and $347,500, respectively.

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

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

Recent Accounting Pronouncements

The FASB issued ASC subtopic 855-10 (formerly SFAS 165 “Subsequent Events”), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements. The Company has adopted this standard. The standard increased our disclosure by requiring disclosure reviewing subsequent events. ASC 855-10 is included in the “Subsequent Events” accounting guidance.

In April 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The Company determined that adoption of FSP 157-4 did not have a material impact on its results of operations and financial position.

In July 2006, the FASB issued ASC subtopic 740-10 (formerly Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”). ASC815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of FASB ASC No. 860 will not have an impact on the Company’s financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

2. GOING CONCERN

Financial Condition

The Company’s financial statements for the year ended July 31, 2010 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company had a net loss for the year ended July 31, 2010 of $17,818,318, net income of $10,785,443 for the year ended July 31, 2009 and a net loss of $2,588,859 for the years ended July 31, 2008 and as of July 31, 2010 has an accumulated deficit of $27,831,379.

Management Plans to Continue as a Going Concern

With the acquisition of e-Biofuels, LLC in May 2010 and the rapid increase in sales volumes achieved by the Company, the Company believes that its e-Biofuels subsidiary will result in sufficient positive cash flow to maintain the Company’s operations and service its obligations.

3. PROPERTY, PLANT and EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	2010	2009
Biodiesel: Plant and equipment	$8,967,152	$0
Automobiles	147,417	0
Land	273,900	0
Building	1,595,100	0
Oil and gas properties	3,275,525	3,254,664
Mining claims	0	0
Oil and gas equipment	254,850	254,850

Total	$14,513,944	$3,509,514

4. ACQUISITIONS, GOODWILL AND GOODWILL IMPAIRMENT:

e-Biofuels, LLC acquisition

On May 24, 2010, the Company acquired the capital stock and assets of e-biofuels, LLC, a biodiesel producer located in Middletown, Inidana with a manufacturing facility having a nameplate capacity of 15 million gallons per year. E-biofuels is now a 100% wholly-owned subsidiary of the Company. The acquisition has been accounted for under the purchase accounting method . Our consolidated financial statements for the year ended July 31, 2010 include the financial results of e-biofuels, LLC. subsequent to the date of the acquisition.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

The fair value of the transaction was $4,150,277. The Company issued promissory notes in the amount of $3,750,277 and issued 2,000,000 shares of common stock, which was valued at $400,000 based on the closing market price on the date of closing.

The aggregate purchase price was allocated to the assets acquired on their preliminary estimated fair values at the date of the acquisition. The preliminary estimate of the excess of purchase price over the fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. In accordance with U.S. generally accepted accounting principles, we have up to twelve months from closing of the acquisition to finalize the valuation. The following table summarizes the preliminary estimate of fair value of assets as part of the acquisition with e-biofuels, LLC:

2010
Tangible assets acquired, net of liabilities assumed	$(12,126,507)
Goodwill	16,276,784

$4,150,277

The Company reviewed the goodwill for impairment as of the date of acquisition. Due to the lack of proven future cash flows generated by the assets acquired, the full amount of the goodwill was impaired during the period ended July 31, 2010. Impairment expense relating to this acquisition was $16,276,784 for the year ended July 31, 2010.

Pro forma financial statements

The unaudited pro forma consolidated statement of operations for the years ended July 31, 2010 and 2009 combines the historical results of Imperial Petroleum, Inc. and the unaudited pro forma results of the Company acquired during 2010 and gives effect to the acquisition as if it occurred on August 1, 2008. Pro forma adjustments have been made related to impairment of goodwill. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future, and do not include any adjustments for cost savings or other synergies achieved in the consolidations of the companies.

The following table contains unaudited pro forma results for the years ended July 31, 2010 and 2009 as if the acquisition had occurred on August 1, 2008:

	Year Ended July 31,
	2010 Reported	Pro Forma	2009 Reported	Pro Forma
Net Revenues	$5,659,364	$15,310,340	$1,069,361	$30,570,964
Net Income (loss)	$(17,818,186)	$(20,140,507)	$10,785,443	$2,264,407

Net (loss) per share-basic and fully diluted	$(0.99)	$(1.12)	$0.64	$0.14

5. INCOME TAXES

Provisions for income taxes are as follows:

	2010	2009	2008
	(in thousands)
Current:
Federal	$(5,836)	$3,850	$(958)
State	(147)	639	(149)

	(5,983)	4,489	(1,107)

Deferred:
Federal	5,836	(3,850)	958
State	147	(639)	149

	$5,983	$(4,489)	$1,107

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

The following are the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	2010	2009	2008
	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$(777)	$(8)	$—
Other	(14)	—

Total deferred tax liabilities	(791)	$—	$—

Deferred tax assets:
Unrealized loss on securities	707	$707	$707
Property, plant and equipment	—	—	120
Net operating losses	2,750	1,921	6,336
Investment in subsidiary	5,717	—	—
Biodiesel producer carryover credit	187	—	—
Other	162	129	75

Total deferred tax assets	9,523	2,757	7,238

Valuation allowance	(8,732)	(2,757)	(7,238)

Net deferred tax assets	—	—	—

Net deferred tax asset (liability)	$—	$—	$—

A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company has net operating loss (NOL) carry forwards to offset its earnings of approximately $8,087,966 and a tax credit carry forward of approximately $187,000. If not utilized, the net operating losses will expire in varying amounts from 2027 to 2029.

In June 2006, the FASB issued ASC subtopic 740-10, “Accounting for Uncertainty in Income Taxes”. This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted ASC 740-10 effective August 1, 2008. The adoption did not have a material impact on our financial statements.

The following table shows a reconciliation of the beginning and ending unrecognized tax benefits (liabilities) for 2010, 2009 and 2008.

	2010	2009	2008
Balance at August 1	$—	$—	$—
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Lapse of statute	—	—	—

Balance at July 31	$—	$—	$—

Allowable tax credits are applied currently as reductions of the provision for income taxes. Interest related to unrecognized tax benefits is reflected in interest expense, and penalties in operating expenses, if applicable.

At July 31, 2010, 2009 and 2008, accrued liabilities for interest and penalties totaled $0, $0 and $0, respectively, net of accrued income taxes. Interest and penalties affecting earnings in 2010, 2009 and 2008 were $0, $0 and $0, respectively.

The Company has filed tax returns in the U.S. federal jurisdiction, Texas, Louisiana, Mississippi, and Kentucky. All tax years since 2006 remain subject to examination. The Company does not believe it has a material unrecognized tax benefit or liability, therefore, none is provided.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

The amounts of U. S. and foreign income (loss) before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes were:

	Dollars			Percent of Pretax Income
	2010	2009	2008	2010	2009	2008
Income (loss) before income taxes	$(2,446)	$10,648	$(2,488)	100.00%	100.00%	100.00%
Federal statutory income tax	831	(3,620)	846	-34.00%	-34.00%	-34.00%
State income taxes	147	(639)	149	-6.00%	-6.00%	-6.00%
Nondeductible expense and other	5,005	(230)	112	-204.21%	-2.16%	-4.50%

Income tax (provision) benefit	$5,983	$(4,489)	$1,107	344.21%	-42.16%	-44.50%

6. NOTES PAYABLE

	2010	2009
Gary S. Williky, unsecured promissory note, dated November 24, 1997, principal due on demand plus interest at 9.0%	$5,898	$5,858
Greg Thagard, unsecured demand note	4,000	7,000
John Ryer, secured promissory note by 200,000 sh, dated February 25, 2010, due February 25, 2011, interest at 10%	25,000	0
Frank Deleo, secured promissory note by 100,000 sh, dated March 5, 2010, due March 5, 2011, interest at 10%	10,000	0
Titan Recovery Services, unsecured promissory note, dated February 10, 2010, due February 10, 2011, interest at 10%	25,000	0
Charles Sickmeir, unsecured promissory note, dated December 11,2009, due December 11, 2010, interest at 10%	50,000	0
Clint Keown, unsecured promissory note, dated December 11, 2009, due December 11, 2010, interest at 10%	50,000	0
Trinity Industries, secured promissory note, dated January 1, 2010, interest at 6%, collateralized by rail cars.	722,228	0
Various unsecured promissory notes of e-biofuels, dated July 1, 2006 through September 11, 2009, interest varying from 5.5% to 14%	1,240,095	0
Mortgage note due a Bank, dated July 1, 2006, secured by facility and real estate of e-biofuels, variable interest rate at 2.63% as of July 31, 2010. Term 25.5 years.	1,601,025	0
Equipment note due a Stark Equipment, various dates payments assumed 5/24/10, principal due on from May 2011 to Aug 2013 plus interest at a variable rates range from 16% to 24% as of 7/31/10. Collateralized by certain vehicles.	150,658	0
Equipment note due a SBA, dated October 8, 2007, payments assumed 5/24/10, principal matures on October 2017 plus interest at a variable rate at 6.48% as of 7/31/10. Collateralized by certain equipment.	603,083	0
Term Note Payable to a Bank, debt due 12/31/10, monthly. Interest due monthly at 6%. Collateralized by the assets of e-biofuels.	2,789,119	0
Term Note Payable to a Bank, debt due 12/31/10, monthly. Interest due monthly at 3%. Collateralized by the assets of e-biofuels.	5,163,322	0
Term Note Payable to a Bank, debt due 12/31/10, monthly. Interest due monthly at 10%. Collateralized by the assets of e-biofuels.	3,115,167	0

Total	15,554,595	12,858

Less: current portion	13,372,100	12,858

Long-term notes payable	2,182,495	—

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

Current maturities of notes payable are as follows:

7/31/11	13,372,100
7/31/12	321,672
7/31/13	309,878
7/31/14	220,161
7/31/15	67,560
Thereafter	1,263,334

Total	$15,554,595

Notes Payable – Related Party

	2010	2009
Officer – 7.5% demand note	$13,177	$27,758
Officer – 9.0% demand note	421,122	487,860
Employee—8% demand note	1,675,312
Employee—8% demand note	1,675,312
Employee—8% demand note	268,651
Employee—8% demand note	131,000

Total	$4,184,574	$515,618

Less Current	434,574	515,6180

Long Term	3,750,000	0

DEBT

As of July 31, 2010, the Company currently has no debt facilities in place other than as noted in the tables above.

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. The following is a description of the terms and conditions of each facility as of July 31, 2010:

First Merchants Bank, N.A. Term Loans: The Company has three term loans with First Merchants Bank: Term Loan A has a balance due of $2,789,119 and an interest rate of 6%; Term Loan B has a balance due of $5,163,322 with an interest rate of 3%; and Term Loan C has a balance due of $3,115,167 with an interest rate of 10%. The Term loans expire on December 31, 2010 and are secured by all of the assets of e-biofuels; the personal guarantees of Craig Ducey and Chad Ducey and by a corporate guarantee of the Company. The Company is not in compliance with the terms of these notes.

Cienna Capital/ Small Business Administration Mortgage Note: The Company has a mortgage secured by the real estate and facility located in Middletown, Indiana. The balance due is $1,601,025 with a variable interest rate . The note is further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 25.5 years from December 2007.

SBA Equipment Loan: The Company obtained a loan for the purchase of equipment through the issuance of a Debenture in December 2007 in the original amount of $772,000. The balance due is $603,083 with an interest rate of 6.5%. The note is secured by certain equipment located at the Middletown, Indiana plant and further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 120 months.

Capital Leases: The Company has capital leases related to vehicles used in the operation of the facility at Middletown, Indiana which total $150,659 and have varying market based interest rates.

Other Debt: The Company has private notes and debt with various individuals, small companies and its Chairman that totals $2,445,007 as of July 31, 2010. Generally this debt is unsecured and bear market interest rates and flexible terms.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

7. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its chief executive officer, Jeffrey T. Wilson and a Company owned and controlled by Mr. Wilson, H.N. Corporation. There are no outstanding amounts owed to HN Corporation as of July 31, 2010. The Company had accrued salaries payable to Mr. Wilson of $261,001 and $120,000 as of July 31, 2010 and 2009 respectively.

The Company owes its Chairman and Chief Executive Officer, Jeffrey T. Wilson, as a result of loans to the Company, a total of $434,299 in principal as of July 31, 2009. Interest rates on the loans are fixed at 7.5% and 9% as shown in Note 6. All of the loans are secured by a first mortgage granted by the Company to Wilson on the oil and gas assets. Accrued interest as of July 31, 2010 is $49,524.

Mr. Thagard and Mr. Aaron Wilson, each directors of the Company, have received compensation as consultants and contractors to the Company and its subsidiaries in the current fiscal year ending July 31, 2010 in the amounts of $4,000 and $69,200 respectively. Mr. Thagard has an accounts receivable from the Company of $84,000 as of July 31, 2010.

Mr. Craig Ducey, Mr. Chad Ducey and Mr. Brian Carmichael owned Werks Management, a company that provides contract consulting services to e-biofuels. Werks Management receives $70,000 per month in consulting fees for such services. Mr. Craig Ducey, Mr. Chad Ducey and Mr. Brian Carmichael provide the primary management services for e-biofuels.

Subsequent to year end, Mr. Brian Carmichael signed a new consulting agreement with e-biofuels and will receive a commission of $0.015 per gallon of biodiesel sold through the Middletown, Indiana plant. The agreement has a term of one year. Mr. Carmichael no longer owns an interest in Werks Management as a result of this new agreement.

In each of December 2009 and in May 2010, the Company issued 2,400,000 warrants to purchase 2,400,000 shares of common stock to its directors (200,000 each) for compensation for their services for a total of 2,400,000 warrants. The warrants had a term of two and three years and a strike price of $0.10 and $0.20 per share respectively. The warrants were valued at $265,109 using the Black Scholes valuation method using the following factors; risk free interest rate of 5.00%, strike prices of $0.10 and $0.20, market price of $0.07 and $0.20, volatility of 178% and 185%, and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2010. As of July 31, 2010, 2,000,000 of these warrants were still outstanding.

8. ASSET RETIREMENT OBLIGATION

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

Using a credit-adjusted risk free rate of 8%, and estimated useful life of wells ranging from 30-40 years, and estimated plugging and abandonment cost ranging from $9,000 per well to $125,000 per well, the Company has recorded a non-cash fixed asset addition and associated liability related to its property acquisitions of $458,787. Oil and gas properties were increased by $458,787, which represents the present value of all future obligations to retire the wells at July 31, 2010. At July 31, 2010 the obligation was $439,087 as a result of increases in plugging costs and related services. For the periods ended July 31, 2010 and 2009, respectively, the Company recorded accretion expenses of $32,525 and $30,116 associated with this liability. These expenses are included in interest expense in the consolidated statements of operations.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

9. LITIGATION, COMMITMENTS AND CONTINGENCIES

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

The Company has accrued revenue payable, legal and petty suspense accounts in the amount of $173,907, $323,213 and $6,422, respectively, as of July 31, 2010. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business. Suspense accounts are cleared out annually and paid to the owners. The Company has a plugging liability for oil and gas operations in the various states in the amount of $439,087. The Company has plugging bonds posted with the state regulatory agencies in the amount of $1,208,500 to offset the cost of plugging wells in the future.

The Company has reserved as a contingent liability a total of $630,000 as of July 31, 2010 against future losses associated with the litigation listed below.

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

Pearl River Navigation vs. Imperial Petroleum, Inc.

Pearl River conducted barge and crane operations after hurricane Katrina on the Coquille Bay field in Louisiana on behalf of the working interest owners. A dispute arose between the parties regarding the availability of Pearl River’s crane operator on weekends, despite the fact that Pearl River continued to bill for such operations. The Company refused to pay the disputed invoices and Pearl River filed a lien in the amount of approximately $789,000 despite approximately $225,000 in payments by the Company. . Pearl River filed a lawsuit dated August 1, 2007 in the 25 th Judicial District Court for the Parish of Plaquemines, State of Louisiana. the case was moved to the United States District Court for the Eastern District of Louisiana, civil Action No. 07-9619, Section “I”(4). The Company and Pearl River have been settled the case and Pearl River has agreed to accept payment of $100,000 on monthly payment terms from production and an overriding royalty interest in the Coquille Bay field.

Aventine Renewable Energy Holdings v. e-biofuels, LLC and

e-biofuels, LLC v. Aventine Renewable Energy Holdings

This suit was filed in the United States Bankruptcy Court for the District of Delaware. e-biofuels and Aventine entered into a purchase agreement on April 4, 2008. Aventine was to purchase fuel at $3.815 per gallon for a total of six million gallons. Aventine failed to purchase six million gallons. e-biofuels claims that Aventine initially breached the agreement when it advised e-biofuels of an anticipatory repudiation of the agreement. e-biofuels and Aventine claim more than $2,500,000.00 in damages due to the other’s breach. This case will be tried in 2011 and management is confident that e-biofuels will prevail.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

BASF Corporation v. e-biofuels, LLC

BASF filed suit in Henry Superior Court alleging that from April 2, 2009 until May 18, 2009 e-biofuels purchased products on credit from BASF totaling $113,510.60. BASF claims that e-biofuels failed to pay the amount due. A settlement was reached and the case will be dismissed.

Checkered Express, Inc. v. e-biofuels, LLC

Checkered Express filed suit in Henry Circuit Court alleging e-biofuels owed Checkered Express $106,354.80 for trucking services provided to e-biofuels. Checkered Express claims e-biofuels failed to pay the amount due. A settlement was reached and the case will be dismissed.

Diversified Ingredients, Inc. v. e-biofuels, LLC

Diversified filed suit in Henry Circuit Court seeking to domesticate a Judgment entered on January 28, 2010 in the Circuit Court of St. Louis County, State of Missouri, against e-biofuels and in favor of Diversified for $157,494.38. Diversified alleged that the parties contracted for Diversified to sell products to e-biofuels for a fee. Diversified claimed that, despite acceptance of delivery of the shipments of product, e-biofuels failed to tender payment to Diversified. A settlement was reached and the case will be dismissed.

Nationwide Insurance Co. as subrogee of Gas America Services, Inc. v. e-biofuels, LLC

Nationwide filed suit in Henry Superior Court alleging that sometime prior to January 1, 2008, e-biofuels purchased fuel from Gas America, who maintained a policy of insurance with Nationwide. After Gas America began selling the fuel, it received complaints from customers who had purchased the fuel, claiming that their vehicles had become damaged. Gas America claims to have discovered that the fuel was defective and caused the damage to customers’ vehicles. Gas America paid the cost to repair its customers’ vehicles, totaling $29,001.56. The lawsuit was settled and the case has been dismissed.

Global Fuels LLC v. e-biofuels, LLC

Global Fuels filed suit in the United States District Court for the Southern District of Indiana, Indianapolis Division, claiming that it is the owner of a Judgment obtained in the District Court of the United States for the Eastern District of Missouri, Eastern Division, on which there was a judgment amount of $203,792.02 plus interest. Global Fuels claimed that e-biofuels from August 1, 2009 through September 19, 2009 e-biofuels purchased biodiesel fuel from Global Fuels. The total sale price of the biodiesel was $536,295.29. Global Fuels claimed that e-biofuels failed to pay $197,793.20 of this total. A settlement was reached and the case will be dismissed.

KA Bulk Transport, LLC, d/b/a/ Klemm Tank Lines v. e-biofuels, LLC

KA Bulk Transport brought suit in the United States District Court for the Southern District of Indiana, Indianapolis Division, claiming that it had an agreement with e-biofuels under which KA Bulk Transport would transport fuels and other liquids to and from e-biofuels’ location. KA Bulk Transport alleged that it provided substantial transportation services for e-biofuels in an amount of $90,192.90, which e-biofuels has failed to pay. A settlement was reached and the case will be dismissed.

Marshall Marketing, LLC v. e-biofuels, LLC

Marshall Marketing brought suit in Henry Circuit Court alleging that it had a contract with e-biofuels regarding a risk management program. Marshall Marketing claims that it provided services to e-biofuels pursuant to the contract, but that e-biofuels failed to pay the full amount owed. Marshall Marketing claims that e-biofuels failed to pay the total amount of the first invoice, resulting in an amount owed of $37,381.38, and that e-biofuels failed to pay the second invoice amount of $45,000.00. A settlement was reached and the case will be dismissed.

Norfolk Southern Railway Company v. e-biofuels, LLC

Norfolk Southern brought suit in the United States District Court for the Southern District of Indiana, asserting that it was entitled to payment of rail freight and switching charges incurred by e-biofuels in an amount of $109,244.40. Norfolk Southern claims e-biofuels failed to pay this amount. A settlement was reached and the case will be dismissed.

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

Settlemyre Industries, Inc. v. e-biofuels, LLC

Settlemyre brought suit in the United States District Court for the Southern District of Ohio, Western Division alleging that it contracted with e-biofuels to purchase 630,000 gallons of biodiesel from e-biofuels at $3.28 per gallon. The contract included a list of quality requirements and specifications that e-biofuels’ biodiesel must satisfy before Settlemyre would accept delivery. Settlemyre claims that e-biofuels was unable to provide a product to meet the specifications, which resulted in a breach of contract. As a result, Settlemyre had to purchase a similar product from other sellers at an increased price, for which Settlemyre seeks more than $630,000 in damages. e-biofuels claims the product met specifications and Settlemyre wrongfully rejected the product. Further, e-biofuels claims that Settlemyre did not properly cover or mitigate their damages, if any. Trial will be in November, 2010.

Tombstone v. Aventine, e-biofuels, LLC

Tombstone filed a claim in the Aventine bankruptcy proceeding in the United States Bankruptcy Court for the District of Delaware. Tombstone claimed as a result of the dispute between Aventine and e-biofuels that Tombstone suffered damages and did not receive product. The parties in the bankruptcy court have resolved this claim and the claim will be dismissed.

Vinmar Overseas, LTD. v. e-biofuels, LLC

Vinmar filed suit in the United States District Court for the Southern District of Texas, Houston Division, claiming that Vinmar and e-biofuels entered into a contract under which e-biofuels agreed to supply 500,000 gallons of FAME B99 to Vinmar. Vinmar claimed that e-biofuels failed to deliver the required quantities of product and owed $2,000,000.00 plus as a result of the breach and lost profit. Vinmar lost its claim of lost profit. Vinmar filed suit in Henry Circuit Court domesticating the judgment in favor of Vinmar and against e-biofuels for $930,546.87. Payments are being made toward that judgment.

10. STOCK WARRANTS

During the year ended July 31, 2010, the Company issued 2,400,000 warrants for common stock as detailed in Note 10 below. A total of 1,200,000 warrants have a term of 2 years and the remaining 1,200,000 warrants have a term of 3 years. The following schedule summarizes pertinent information with regard to the stock warrants for the years ended July 31, 2010, 2009 and 2008:

	2009		2008		2008
	Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price
Beginning of year	—	$—	1,348,662	$0.01	3,348,662	$0.078
Granted	2,400,000	0.15	—	—	—	—
Exercised	400,000	0.10	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	1,348,662	0.01	2,000,000	0.125

End of year	2,000,000	0.162	—	$—	1,348,662	$0.01

Exercisable	2,000,000	—	—	$—	1,348,662	$0.01

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

11. SHAREHOLDER EQUITY TRANSACTIONS

In April of 2008, the Company issued 1,000,000 shares of common stock to an investor relations firm and its agent as compensation for their services. The common stock was valued at $0.05 per share on the date of issuance.

In January 2010, the Company issued 100,000 shares in connection with certain working capital notes. The shares were valued at $0.071 per share on the date of issuance.

In January 2010, the Company issued 1,000,000 shares to Valley Falls Company in connection with the acquisition of certain properties from Valley Falls. The common stock was valued at $0.071 per share on the date of issuance.

In April 2010 the Company issued 60,000 shares associated with certain working capital notes. The shares were valued at $0.28 per share on the date of issuance.

In May 2010, Mr. Jeffrey Wilson exercised 400,000 warrants at $0.10 per share and the Company issued 400,000 shares.

In May 2010, The Company issued 2,000,000 shares in connection with its acquisition of e-Biofuels. The shares were valued at $0.20 per share on the date of issuance.

In June 2010 the Company issued 250,000 shares for consulting services to four individuals. The shares were valued at $0.23 per share on the date of issuance.

In July 2010 the Company issued 1,000,000 shares to Proven Technologies for an exclusive license to oil sands technology for Canada. The shares were valued at $0.23 per share on the date of issuance.

In July 2010 the Company issued 1,400,000 shares in connection with a consulting agreement for the Duke Mine. The shares were valued at $0.14 per share on the date of issuance.

The Company canceled certain shares held in treasury in the amount of 241,012.

12. LEASE OBLIGATIONS

The Company maintains office space at its headquarters at 329 Main Street, Mezzanine Level, Evansville, IN. The Company maintains its current office space on a month-to-month basis with monthly rent of $941. Total rental expense was $11,294 for each of the years ended July 31, 2010, 2009 and 2008.

The Company leases certain vehicles, equipment and railcars for its biodiesel operation in Middletown, IN under operating lease contracts with Stark Leasing, Trinity Industries and others.

	2011	2012	2013	2014	2015	Thereafter	Total
Total operating lease obligations	$733,341	$514,055	$354,419	$157,500	$—	—	$1,759,315

13. ACCRUED EXPENSES

The Company has accrued expenses as of July 31 as follows:

	2010	2009
Revenue in suspense	$503,541	$503,521
Accrued officer salary – CEO	261,001	121,001
Accrued interest on notes	132,083	29,255
Accrued Settlements	1,447,432	0
Accrued feedstock purchase liabilities	2,402,889	0
Contingent liability	630,000	0
Other	162,337	64,667

	5,539,283	718,444

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

14. GAIN ON SALE OF ASSETS AND EXTINGUISHMENT OF DEBT

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

Note 15 – Fair Value

We adopted ASC Topic 820-10, “Fair Value Measurements” at the beginning of fiscal year 2010 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of ASC Topic 820-10 did not impact our combined financial position or results of operations. ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We have no level 3 assets or liabilities.

The tables below present reconciliation for all assets and liabilities measured at fair value on a recurring basis as of July 31, 2010 and 2009.

	July 31, 2010
	Fair Value Measurements
	Level 1 Quoted Prices in Active Markets Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets:
Cash	$28,525	—	—	$28,525
Accounts receivable	—	$121,252	—	$121,252

Liabilities
Accounts payable, accrued and other liabilities	—	$8,673,682	—	$8,673,682
Notes payable	—	$19,739,169	—	$19,739,169

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements (continued)

	July 31, 2009
	Fair Value Measurements
	Level 1 Quoted Prices in Active Markets Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets:
Cash	$17,153	—	—	$17,153
Certificates of Deposit	$52,500	—	—	$52,500
Accounts receivable	—	$60,651	—	$60,651

Liabilities
Accounts payable, accrued and other liabilities	—	$1,311,211	—	$1,311,211
Notes payable	—	$528,476	—	$528,476

16. SUBSEQUENT EVENTS

The Company signed consulting agreements with two parties in August 2010 and issued 1.4 million shares of its restricted common stock as compensation under the agreements. The consultants services are to assist the Company in the development of the Duke Gold Mine in Utah and to assist the Company in website development and maintenance and in the recovery of trade accounts receivable from oil and gas operations.

In August 2010, the Company signed a best-efforts agreement with a capital provider to obtain loans for the Company in the amount of $30 million. In connection with the financing, the Company placed $220,000 in a refundable escrow account with the capital provider. Closing has been extended until November 12, 2010.

Mr. Malcolm Henley resigned as a director of the Company effective August 16, 2010 due to personal reasons. There were no disputes between Mr. Henley and management of the Company or with its auditors. Mr. John Ryer was approved by the Board to replace Mr. Henley until the next regular shareholders meeting.

On September 1, 2010 the Company signed a non-binding Term Sheet with an international partner in connection with the development of its oil sands technology. The Company completed a Financing Agreement on September 30, 2010 and borrowed $250,000 to construct a commercial scale demonstration unit in Houston, Texas. Upon satisfactory demonstration of the commercial unit, the Company expects to complete a License Agreement with the international partner which will provide for the payment to the Company of a license fee of $500,000; an on-going royalty paid to the Company associated with each installation and a firm financing commitment of $6.6 million to build the Company’s initial installation in the United States.

On September 8, 2010, the Company signed a purchase and sale agreement to acquire certain properties located in Knox county, Kentucky in connection with a court-ordered sale. Under the terms of the agreement, the Company is the “stalking horse” bidder in the sale of the assets from a bankruptcy proceeding. The sale is subject to approval of the Bankruptcy Court and District Court for the Western District of Kentucky.

IMPERIAL PETROLEUM, INC.

Supplemental Information

(Unaudited)

For the Years Ended July 31, 2010, 2009 and 2008

Capitalized Costs Relating to Oil and Gas	2010	2009	2008
Property acquisitions	0	0	0
Proved	166,372	960,432	960,432
Unproved	—	—	—
Less – proceeds from sales of properties	—	(129,521)	(129,521)
Support equipment and facilities	—	—	—

Oil and gas related costs	166,372	830,911	830,911

Results of Operations for Oil and Gas Producing Activities	2010	2009	2008
Revenues	$158,590	$1,069,361	$1855,381
Production costs and taxes	(638,853)	(985,753)	(1,487,460)
Depreciation, depletion and amortization	(23,270)	(419,189)	(276,620)

Income from oil and gas producing activities	$(503,533)	$(335,581)	$91,301

The following table sets forth the Company’s net proved oil and gas reserves at July 31, 2010 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels (bbls) in the case of oil, and units of one thousand cubic feet (MCF) in the case of gas.

	Oil (bbls)	Gas (MCF)
Proved reserves:
Balance at July 31, 2008	444,069	1,882,118
Discoveries and extensions	—	—
Acquisitions	—	—
Sales and dispositions	(361,939)	(346,001)
Revisions of previous estimates	177,465	988,718
Production	(1,6190)	(24,099)

Proved reserves:
Balance at July 31, 2009	380,930	2,620,060
Discoveries and extensions	—	—
Acquisitions	—	—
Sales and dispositions	—	—
Revisions of previous estimates	(42,401)	651,377
Production	(1,529)	(12,565)
Proved reserves at July 31, 2010	337,000	3,284,000

Proved developed July 31, 2008	401,000	1,114,000

Proved developed July 31, 2009	243,405	2,165,901
Proved developed July 31, 2010	337,000	2,822,000

All of the Company’s reserves are located in the continental United States. In 2006, the Company acquired an interest in the Bastian Bay field in Louisiana, however due to failed workover attempts the reserves for that well were downgraded to probable reserves as of July 31, 2009 and resulted in a substantial revision to prior estimates of proven reserves.

Standardized Measure of Discounted Future Net Cash Flows

	July 31, 2010	July 31, 2009	July 31, 2008
Future Cash Inflows	$40,921,091	$16,379,730	$55,034,629
Future production costs and taxes	9,473,518	5,806,846	12,382,927
Future development costs	3,031,343	1,496,282	3,222,896
Future income tax expenses	9,434,272	3,176,810	13,800,082
Net future cash flows	18,981,958	5,899,792	25,628,724
Discount at 10%	(10,689,109)	(2,419,789)	(12,481,171)
Discounted future net cash flows from proved reserves	8,292,849	3,480,003	13,147,553
Balance, beginning of year	$3,480,003	$13,147,553	$8,882,703
Acquisitions	—	—	—
Sales of oil and gas net of production costs	(83,608)	(83,608)	(889,057)
Discoveries and extensions	—	—	—
Changes in prices and production costs	3,638,578	(21,56,972)	20,203,471
Extensions, additions and discoveries	—	—	—
Revision of quantity estimates	926,254	16,979,230	(12,039,040)
Sales and dispositions	—	(12,089,985)	—
Development costs incurred	(8,795)	(166,372)	452,468
Interest factor accretion of discount	445,450	769,860	520,131
Net change in income taxes	1,276,522	1,218,001	(4,476,519)
Changes in future development costs	(1,381,555)	(1,697,690)	493,396
Changes in production rates and other	—	—	—

Balance, end of year	$8,292,849	$3,480,003	$13,147,553

Estimated future net cash flows represent an estimate of the net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at July 31, 2010 were $78.85 per barrel of oil and $4.92 per MMBTU of gas respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions. The estimates of reserve values include estimated future development costs that the Company does not currently have the ability to fund. If the Company is unable to obtain additional funds, it may not be able to develop its oil and natural gas properties as estimated in its July 31, 2010 reserve report.

The future net revenue information assumes no escalation of costs or prices. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.