Form 10-Q
period 2010-10-31
IMPERIAL PETROLEUM INC
filed 2010-12-15
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2010

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

On October 31, 2010, there were 22,764,813 shares of the Registrant’s common stock issued and outstanding.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended October 31, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Page
Condensed Consolidated Balance Sheets as of July 31, 2010 and October 31, 2010	5

Condensed Consolidated Statements of Operations for the three months ended October 31, 2010 and 2009	6

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2010 and 2009	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors,
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults
Upon Senior Securities, Item 4. Removed and Reserved and
Item 5. Other Information are not applicable	16-23

Item 6. Exhibits	23

SIGNATURES	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of October 31, 2010, and its results of operations for the three month period ended October 31, 2010 and 2009 and its cash flows for the three month period ended October 31, 2010 and 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	31-Oct-10	31-Jul-10
	Unaudited	Audited
ASSETS

Current Assets
Cash and Cash Equivalents	$341,071	$28,525
Accounts Receivable	1,082,037	121,252
Inventory	121,855	139,350
Other Current Assets	666,387	418,186

Total current assets	2,211,350	707,313

Property, Plant and Equipment
Fixed Assets	11,648,146	10,983,569
Oil and gas properties (full cost method)	3,530,375	3,530,375
	15,218,521	14,513,944
Less: Accumulated DD&A	(2,505,943)	(2,296,270)

Net property, plant and equipment	12,672,578	12,217,674
Other Assets:
License Agreement, net of amortization of $4,667 and $1,167, respectively	205,333	208,833

TOTAL ASSETS	$15,089,261	$13,133,820

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$3,122,588	$2,896,376
Accrued expenses	5,814,755	5,539,283
Notes payable-current portion	2,156,867	1,633,849
Note payable-related parties	455,062	434,574
Term Loans	10,946,582	11,067,608
Other Senior Debt	586,066	670,643
Other current liabilities	618,563	283,023

Total current liabilities	23,700,483	22,480,356

Long Term Liabilities

Mortgage Note	1,503,464	1,533,464
Notes Payable, Other	574,400	649,031
Notes Payable, Related Parties	3,750,000	3,750,000
Asset Retirement Obligation	439,087	439,087

Total non-current liabilities	6,266,951	6,371,472

Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 22,764,813 and 21,364,813 issued and outstanding, respectively	136,590	128,190
Common Stock, owed but not issued (1,000,000 shares at 7/31/10, none at 10/31/10)	0	6,000
Additional paid-in capital	12,127,244	11,979,071
Retained earnings	(27,142,007)	(27,831,379)

Total stockholder’s equity	(14,878,173)	(15,718,118)

Total Liabilities and Stockholder’s Equity	$15,089,261	$13,133,820

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending
	10/31/10	10/31/09
Revenue and other income
Biofuels Revenue	$15,830,327		$0
Oil and gas revenue	28,951		60,586
Other	62,827		0

Total operating income	$15,922,105		$60,586

Costs and Expenses:
Biofuels Cost of Production	$13,578,168		$0
Production costs and taxes	113,965		201,097
General and administrative	1,305,846		95,804
Depreciation, depletion and amort.	213,173		7,557

Total costs and expenses	15,211,152		304,458

Net gain/(loss) from operations	710,953		(243,872)

Other income and (expense)
Interest expense	(331,580)		(12,315)
Interest income	0		396
Amortization of loan fees	0		0
Other income (expense)	310,000		2,391
Gain on sale of assets	0		0

Total other income/(expense)	(21,580)		(9,528)

Net gain/ loss before income taxes	689,372		(253,400)

Provision for income taxes
Current	0		0
Deferred	0		0

Total benefit from income taxes	0		0

Net gain/loss	$689,372		$(253,400)

Net gain/loss per share (basic)	$0.030		$(0.015)

Weighted average shares outstanding	22,500,369		16,964,441
Net gain/loss per share (diluted)	$0.029	$	N/A

Weighted average shares outstanding	23,965,823		N/A

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ending
	10/31/10	10/31/09
Operating activities:
Net income/(loss)	$689,372	$(253,400)
Depreciation, depletion and amortization	213,173	7,557
Amortization of stock and options issued for services	37,643	—
Change in accounts receivable	(960,785)	(4,960)
Change in inventory	17,495	—
Change in other assets	(355,272)	—
Change in accounts payable	226,212	187,993
Change in accrued expenses	580,473	59,935

Net cash provided by (used in) operating activities	448,311	(2,875)

Investing activities:
Purchases and improvements to fixed assets	(225,153)	(5,630)
Reinvestment in certificates of deposit	—	(396)

Net cash provided by (used in) investing activities	(225,153)	(6,026)

Financing activities:
Proceeds (payments) on notes payable	68,900	—
Proceeds (payments) on notes payable-related party	20,488	(2,000)

Net cash provided by (used in) financing activities	89,388	(2,000)

Net change in cash and cash equivalents	312,546	(10,901)
Cash and cash equivalents, beginning of period	28,525	17,153

Cash and cash equivalents, end of period	$341,071	$6,252

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	145,939	—
Income taxes	—	—
Stock and options issued for services	150,572	—
Equipment acquired with notes payable	479,424	—

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results, which may be expected for the year ending July 31, 2011. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 31, 2010.

Organization

Imperial Petroleum, Inc. (the “Company”), a publicly held corporation, was organized under the laws of the state of Nevada.

The Company’s principal business consists of biodiesel production and sales and oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. As of October 31, 2010, the Company had not begun mining activities. The Company is developing a newly formed subsidiary, Arrakis Oil Recovery, LLC for the recovery of heavy oil from mineable oil sands in the U.S. and internationally.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Phoenix Metals, Inc., dba the Rig Company, Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.), e-Biofuels, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

GOING CONCERN

Financial Condition

The Company’s financial statements for the quarter ended October 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $17,818,186 for the year ended July 31, 2010; a net gain of $10,785,443 for the year ended July 31, 2009 and net losses of $2,588,859 and $3,243,996 for the years ended July 31,2008 and 2007, respectively. As of July 31, 2010 the Company has an accumulated deficit of $27,831,379.

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

At October 31, 2010, the Company operated 18 oil and gas wells in Louisiana. In addition, the Company owns an overriding royalty interest in Kentucky as well as the rights to several inactive gas wells as part of its New Albany Shale play. Net daily production from the Company’s oil and gas properties was approximately 4 Bopd and 34 Mmcfpd for the year ended July 31, 2010. The Company’s estimated net proven oil and gas reserves as of July 31, 2010 were 337 MBO and 3,284 Mmcfg, respectively. The Company is the operator and owner of the Duke Gold Mine in Utah, although no significant operations occurred during the fiscal year.

The Company formed Arrakis Oil Recovery, LLC in February 2010 to acquire a non-exclusive license for the development of a revolutionary new, eco-friendly process to recover oil (bitumen) from tar (oil) sands outside of Canada. The process is a non-thermal, mechanical and chemical process using a closed loop system to eliminate emissions. The process technology works equally well on oil-wet (US) tar sands or water-wet (Canadian) tar sands. The Company acquired an exclusive license to use the technology in Canada and signed a Term Sheet to access capital for the construction of a commercial scale demonstration facility. Upon successful demonstration of the commercial unit, the Company expects to complete a financing agreement with an international partner which will include rights to develop the technology in Canada, Russia, Venezuela, Mexico and Argentina in exchange for a license fee, an ongoing royalty interest in the facilities developed and a firm financing commitment of $6.6 million for installation of a facility in the US to be operated by the Company.

The Company acquired e-biofuels, LLC on May 24, 2010, a biodiesel producer located in Middletown, Indiana with a nameplate capacity of 15 million gallons per year. E-biofuels uses premium white grease (chicken fat) as its primary feedstock for the production of its product. Biodiesel sales for the period from May 24, 2010 through July 31, 2010 were approximately $5.54 million from approximately 1.8 million gallons. Biodiesel Sales for the first quarter were approximately 5.2 million gallons resulting in revenues of approximately $15.8 million. Since acquiring e-biofuels, the Company has increased biodiesel sales monthly up to 1.98 million gallons in the month of October 2010 with revenues for the month of $6.29 million.

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

The Company acquired e-biofuels, LLC on May 24, 2010, a biodiesel producer located in Middletown, Indiana with a nameplate capacity of 15 million gallons per year. The Company issued 2.0 million shares of its restricted common stock, $3.75 million in four-year term Promissory Notes with an interest rate of 10% and assumed approximately $15 million in debt as a result of the acquisition. E-biofuels uses premium white grease (chicken fat) as its primary feedstock for the production of its product. Biodiesel sales for the period from May 24, 2010 through July 31, 2010 were approximately $5.54 million from approximately 1.8 million gallons. Since acquiring e-biofuels, the Company has increased biodiesel sales up to 1.87 million gallons in the month of September 2010 with revenues for the month of $5.65 million. (See Form 8-K filed May 26, 2010 and incorporated herein by reference.)

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

In August 2010, the Company signed a best-efforts agreement with a capital provider to obtain loans for the Company in the amount of $30 million. In connection with the financing, the Company placed $220,000 in a refundable escrow account with the capital provider. Closing has been extended until December 20, 2010.

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

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. The following is a description of the terms and conditions of each facility as of October 31, 2010:

First Merchants Bank, N.A. Term Loans: The Company has three term loans with First Merchants Bank: Term Loan A has a balance due of $2,668,143 and an interest rate of 6%; Term Loan B has a balance due of $5,163,322 with an interest rate of 3%; and Term Loan C has a balance due of $3,115,116 with an interest rate of 10%. The Term loans expire on December 31, 2010 and are secured by all of the assets of e-biofuels; the personal guarantees of Craig Ducey and Chad Ducey and by a corporate guarantee of the Company. The Company is not in compliance with the terms of these notes.

Cienna Capital/ Small Business Administration Mortgage Note: The Company has a mortgage secured by the real estate and facility located in Middletown, Indiana. The balance due is $1,591,324 with a variable interest rate . The note is further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 25.5 years from December 2007.

SBA Equipment Loan: The Company obtained a loan for the purchase of equipment through the issuance of a Debenture in December 2007 in the original amount of $772,000. The balance due is $586,066 with an interest rate of 6.5%. The note is secured by certain equipment located at the Middletown, Indiana plant and further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 120 months.

Capital Leases: The Company has capital leases related to vehicles used in the operation of the facility at Middletown, Indiana which total $580,516 and have varying market based interest rates.

Other Debt: The Company has private notes and debt with various individuals, small companies and its Chairman that totals $6,111,929 as of October 31, 2010. Generally this debt is unsecured and bear market interest rates and flexible terms.

Clean Sands Loan: On September 30, 2010, the Company entered into a Financing Agreement with Clean Sands International, LLC to provide $250,000 in funds for the construction of a commercial scale demonstration unit for its oil sand recovery project. The term of the loan is 12 months with interest paid monthly at 12%. The loan is secured by the equipment and a warrant to purchase 2,000,000 shares of the Company’s common stock at $0.006/share. The warrants are only issueable in the event that the Company defaults on the loan on or before September 30, 2011. The loan is a part of the Term Sheet executed between the Company and Clean Sands that also provides for the negotiation of a License Agreement covering several territories outside the United States that, if completed, would be granted to Clean Sands for development of the technology.

(4)	STOCK OPTIONS

There are 2,100,000 outstanding options as of October 31, 2010. See Note 5 for option issuances for the quarter.

(5)	STOCK ISSUED DURING THE QUARTER

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company issued a total of 1,400,000 shares of restricted common stock and 100,000 warrants to purchase common stock during the quarter for services related to debt collection, website development and consulting services related to the Duke Mine. One million of the shares issued had been owed, but not issued as of July 31, 2010. The warrants have a term of 3 years and an exercise price of $0.25 per share.

(6)	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company signed purchase agreements with two parties to acquire an additional 26% interest in the Coquille Bay field in Louisiana and 100% of the gas pipeline that services the field in exchange for 1,500,000 shares and the settlement of certain joint interest accounts owed to the Company.

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

As a result of the collapse of the world economies into recession, crude oil and natural gas prices decreased significantly during fiscal 2009 from 2008. Commodity prices rebounded in fiscal 2010 with West Texas Intermediate (“WTI”) prices quoted at approximately $78.85/Bbl for oil and $4.00 per Mmbtu for natural gas at October 31, 2009. Since that time oil prices have remained about the same and natural gas prices have declined. Diesel prices are impacted by crude oil prices and determine biodiesel prices to a large degree. Biodiesel prices have remained relatively stable at around $3.02 per gallon. The impact of high prices turning to lowered prices is uncertain and much volatility exists in world oil and gas pricing as oil producing countries are threatening an imposed drop in production to compensate for lower prices. If pricing remains high, by demand or artificial methods employed by the oil producing countries, the impact will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to widely fluctuate and to be influenced by global economic turmoil, Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

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

Three months ended October 31, 2010 compared to Quarter ended October 31, 2009.

Revenues for the three months ending October 31, 2010 were $15,922,105 compared to revenues of $60,586 for the comparable quarter ended October 31, 2009. The significant increase is the result of the acquisition of e-Biofuels, LLC and its operations. Coquille Bay continues to suffer from a lack of available gas for gas lift and as a result the Company continues to conserve natural gas and limits sales. We presently expect that our biodiesel sales will account for the majority of our revenues during the current fiscal year. We expect revenues to increase dramatically compared to the prior fiscal year with a full year of biodiesel sales from our e-biofuels subsidiary.

Total operating expenses for the quarter ended October 31, 2010 were $15,211,152 compared to $304,458 for the same quarter ended a year earlier. Direct operating expenses have increased due to the costs associated with e-biofuels. Our gross margin from the production of biodiesel is approximately 19% with feedstock costs of approximately $2.32 per gallon. We experienced limited activity in Coquille Bay field for the year. General and administrative costs (“G&A”) for the quarter ended October 31, 2010 were $1,305,846 compared to $95,804 for the quarter ended October 31, 2009. We expect significantly increased G&A costs as a result of a full year of inclusion of e-biofuels, however, we do not anticipate the addition of significant staff at e-biofuels despite increased production levels and as a result we anticipate increased overall margins. Interest costs increased to $331,955 for the quarter ended October 31, 2010 compared to $12,315 for the prior quarter as a result of the acquisition of e-Biofuels and its debt. On a full-year basis, interest rates are expected to increase substantially above 2009 levels.

The Company incurred a net after tax gain of $689,372 ($0.030 per share) for the quarter ended October 31, 2010 compared to an after tax loss of $253,400 ($0.015 per share) for the prior year quarter ended October 31, 2009. The net gain for the current quarter is primarily the result of the operations of e-Biofuels, LLC generated a net gain of $1,128,590 for the quarter.

FINANCIAL CONDITION

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

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. The following is a description of the terms and conditions of each facility as of October 31, 2010:

First Merchants Bank, N.A. Term Loans: The Company has three term loans with First Merchants Bank: Term Loan A has a balance due of $2,668,143 and an interest rate of 6%; Term Loan B has a balance due of $5,163,322 with an interest rate of 3%; and Term Loan C has a balance due of $3,115,116 with an interest rate of 10%. The Term loans expire on December 31, 2010 and are secured by all of the assets of e-biofuels; the personal guarantees of Craig Ducey and Chad Ducey and by a corporate guarantee of the Company. The Company is not in compliance with the terms of these notes.

Cienna Capital/ Small Business Administration Mortgage Note: The Company has a mortgage secured by the real estate and facility located in Middletown, Indiana. The balance due is $1,591,324 with a variable interest rate . The note is further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 25.5 years from December 2007.

SBA Equipment Loan: The Company obtained a loan for the purchase of equipment through the issuance of a Debenture in December 2007 in the original amount of $772,000. The balance due is $586,066 with an interest rate of 6.5%. The note is secured by certain equipment located at the Middletown, Indiana plant and further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 120 months.

Capital Leases: The Company has capital leases related to vehicles used in the operation of the facility at Middletown, Indiana which total $580,566 and have varying market based interest rates.

Clean Sands Loan: On September 30, 2010, the Company entered into a Financing Agreement with Clean Sands International, LLC to provide $250,000 in funds for the construction of a commercial scale demonstration unit for its oil sand recovery project. The term of the loan is 12 months with interest paid monthly at 12%. The loan is secured by the equipment and a warrant to purchase 2,000,000 shares of the Company’s common stock at $0.006/share. The warrants are only issueable in the event that the Company defaults on the loan on or before September 30, 2011. The loan is a part of the Term Sheet executed between the Company and Clean Sands that also provides for the negotiation of a License Agreement covering several territories outside the United States that, if completed, would be granted to Clean Sands for development of the technology.

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

The Company has also has obtained certain unsecured loans from various individuals and from its Chairman and President, Jeffrey T. Wilson, in the approximate amount of $455,062 as of October 31, 2010. These loans bear market rates of interest and flexible terms and are generally unsecured. These funds have been used to maintain the Company’s biodiesel, oil and gas and mining activities and fund its overhead requirements. In addition, as a result of the acquisition of e-biofuels, the Company issued notes payable to the principals of e-biofuels in the amount of $3.75 million with a 10% interest rate. Principal and interest under these notes is accrued and due and payable at the end of four years from May 2010. As of October 31, 2010, the Company has accrued salaries due its Chairman and President of $296,001 and accounts payable due to Werks Management, a company owned by Craig Ducey and Chad Ducey, in the amount of $143,570. Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At October 31, 2010, the Company had current assets of $2,211,350, including $341,071 in cash and cash equivalents, $1,082,037 in trade and oil and gas accounts receivable, $121,855 in inventories and current liabilities of $23,700,483, which resulted in negative working capital of $21,489,133. The negative working capital position is comprised of senior debt of $11,532,648; trade accounts payable of $3,122,588; of accrued expenses payable of $5,815,430 consisting primarily of settlements and contingent liabilities and of interest and accrued salaries payable to the Company’s President and oil and gas suspense accounts; notes payable to related parties of $455,062; and short-term third party notes payable of $2,156,867. As of October 31, 2010 the Company had cash of $341,071.

Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk.

Commodity Risk

Our major commodity price risk exposure is to the prices received for our biodiesel, biodiesel feedstocks, natural gas and oil production. Realized prices for our production are the spot prices applicable to biodiesel fuel, natural gas and crude oil. Prices received for biodiesel fuel, natural gas and oil are volatile and unpredictable and are beyond our control.

Interest Rate Risk

We have long-term debt subject to risk of loss associated with movements in interest rates.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K/A, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of October 31, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of October 31, 2010. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of October 31, 2010, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

No additional changes in internal controls were made during the quarter ended October 31, 2010.

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

The Company has accrued revenue payable, legal and petty suspense accounts in the amount of $173,907, $323,213 and $6,422, respectively, as of October 31, 2010. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business. Suspense accounts are cleared out annually and paid to the owners. The Company has a plugging liability for oil and gas operations in the various states in the amount of $439,087. The Company has plugging bonds posted with the state regulatory agencies in the amount of $1,208,500 to offset the cost of plugging wells in the future.

The Company has reserved as a contingent liability a total of $320,000 as of October 31, 2010 against future losses associated with the litigation listed below.

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

Settlemyre Industries, Inc. v. e-biofuels, LLC

Settlemyre brought suit in the United States District Court for the Southern District of Ohio, Western Division alleging that it contracted with e-biofuels to purchase 630,000 gallons of biodiesel from e-biofuels at $3.28 per gallon. The contract included a list of quality requirements and specifications that e-biofuels’ biodiesel must satisfy before Settlemyre would accept delivery. Settlemyre claims that e-biofuels was unable to provide a product to meet the specifications, which resulted in a breach of contract. As a result, Settlemyre had to purchase a similar product from other sellers at an increased price, for which Settlemyre seeks more than $630,000 in damages. e-biofuels claims the product met specifications and Settlemyre wrongfully rejected the product. Further, e-biofuels claims that Settlemyre did not properly cover or mitigate their damages, if any. A settlement was reached and the case will be dismissed.

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

Our common stock is thinly traded.

We have approximately 22.8 million shares of common stock outstanding, held by approximately 601 holders of record. Directors and officers own or have voting control over approximately 6.7 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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

Dated: December 15, 2010