Form 10-Q
period 2011-01-31
IMPERIAL PETROLEUM INC
filed 2011-03-15
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2011

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

On January 31, 2011, there were 25,425,394 shares of the Registrant’s common stock issued and outstanding.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended January 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Page
Condensed Consolidated Balance Sheets as of July 31, 2010 and January 31, 2011	5

Condensed Consolidated Statements of Operations for the three months and six months ended January 31, 2011 and 2010	6

Condensed Consolidated Statements of Cash Flows for the three months and six months ended January 31, 2011 and 2010	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors,
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults
Upon Senior Securities, Item 4. Removed and Reserved and Item 5. Other Information

are not applicable

17-24

Item 6. Exhibits	24

SIGNATURES	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

We have prepared the condensed consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of January 31, 2011, and its results of operations for the three and six month period ended January 31, 2011 and 2010 and its cash flows for the three and six month period ended January 31, 2011 and 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	31-Jan-11	31-Jul-10
	Unaudited	Audited
ASSETS

Current Assets
Cash and Cash Equivalents	$56,855	$28,525
Accounts Receivable	2,432,230	121.252
Inventory	438,738	139,350
Other Current Assets	133,273	418,186

Total current assets	3,061,126	707,313

Property, Plant and Equipment
Fixed Assets	11,918,466	10,983,569
Oil and gas properties (full cost method)	4,257,876	3,530,375

	16,176,342	14,513,944
Less: Accumulated DD&A	(2,716,512)	(2,296,270)

Net property, plant and equipment	13,459,830	12,217,674
Other Assets:
License Agreement, net of amortization of $8,166 and $1,167, respectively	201,834	208,833
Other Assets	220,000	0

TOTAL ASSETS	$16,942,790	$13,133,820

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$2,702,289	$2,896,376
Accrued expenses	6,345,741	5,539,283
Notes payable-current portion	1,748,152	1,633,849
Note payable-related parties	444,286	434,574
Term Loans	10,819,263	11,067,608
Other Senior Debt	563,194	670,643
Other current liabilities	1,572,531	283,023

Total current liabilities	24,194,179	22,480,356

Long Term Liabilities

Mortgage Note	1,581,493	1,533,464
Notes Payable, Other	454,534	649,031
Notes Payable, Related Parties	3,750,000	3,750,000
Asset Retirement Obligation	439,087	439,087

Total non-current liabilities	6,225,114	6,371,472

Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 25,425,394 and 21,364,813 issued and outstanding , respectively	152,552	128,190
Common Stock, owed but not issued (1,000,000 shares at 7/31/10, none at 1/31/11)	0	6,000
Additional paid-in capital	13.008,782	11,979,071
Retained earnings	(26,639,136)	(27,831,379)

Total stockholder’s equity	(13,477,802)	(15,718,118)

Total Liabilities and Stockholder’s Equity	$16,942,790	$13,133,820

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending			Six Months Ending
	01/31/11	01/31/10		01/31/11	01/31/10
Revenue
Biofuels revenue	$13,849,551		$0	$29,679,878		$0
Oil and gas revenue	75,228		35,294	104,179		98,271
Other revenue	29,200		0	92,027		0

Total operating income	$13,953,979		$35,294	$29,876,084		$98,271

Costs and Expenses:
Biofuels direct expense	$12,275,542	$		$25,853,710	$
Oil and Gas expenses	240,078		91,323	354,043		292,420
General and administrative	731,839		141,603	2,037,685		237,407
Depreciation, depletion and amort.	214,070		4,557	427,243		12,114

Total costs and expenses	$13,461,529		$237,483	$28,672,681		$541,941

Net gain/(loss) from operations	$429,450		$(202,189)	$1,203,403		$(443,670)

Other income and (expense)
Interest expense	(471,483)		(19,387)	(803,063)		(31,207)
Interest income	0		132	0		528
Amortization of loan fees	0		0	0		0
Other Income	481,904		0	791,904		0

Total other income/(expense)	10,421		(19,519)	(11,159)		(31,735)

Net gain/ loss before income taxes	$502,871		(221,444)	1,192,244		(474,844)

Provision for income taxes
Current	0		0	0		0
Deferred	0		0	0		0

Total benefit from income taxes	0		0	0		0

Net gain/loss	$502,871		$(221,444)	$1,192,244		$(474,844)

Net gain/loss per share-basic	$0.021		$(0.012)	$0.051		$(0.027)

Weighted average shares outstanding-basic	23,825,127		17,535,870	23,162,748		17,250,155
Net gain per share-diluted	$0.020		N/A	$0.049		N/A

Weighted average shares outstanding-diluted	24,877,399		N/A	24,215,020		N/A

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ending
	1/31/11	1/31/10
Operating activities:
Net income/(loss)	$1,192,244	$(474,844)
Depreciation, depletion and amortization	427,243	12,114
Options issued for compensations	—	74,468
Gain on sale of licensing rights	(500,000)	—
Stock and options issued for services	160,572	7,100
Amortization of stock and options issued for services	76,875	—
Changes in operating assets and liabilities:
Change in accounts receivable	(2,310,978)	(40,196)
Change in inventory	(299,388)	—
Change in other assets	(11,962)	—
Change in accounts payable	(139,097)	247,428
Change in accrued expenses	806,458	95,406
Changes in other liabilities	1,289,508	95,406

Net cash provided by (used in) operating activities	691,475	16,882

Cash flow from Investing activities:
Purchases and improvements to fixed assets	(355,474)	(5,630)
Proceeds from sale of licensing rights	275,000	—
Reinvestment in certificates of deposit	—	(826)

Net cash provided by (used in) investing activities	(80,474)	(6,456)

Financing activities:
Proceeds (payments) on notes payable, net	(592,383)	98,500
Proceeds (payments) on notes payable-related party	9,712	(1,000)

Net cash provided by (used in) financing activities	(582,671)	97,500

Net (decrease) increase in cash	28,330	107,926
Cash and cash equivalents, beginning of period	28,525	17,153

Cash and cash equivalents, end of period	$56,855	$125,079

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$357,405	$—

Income taxes	$—	—

Non-cash financing activities:
Options issued for compensation	$—	$74,468

Stock and options issued for services	$160,572	$7,100

Options exercised for notes and accounts payable	$60,000	$—

Equipment acquired with notes payable	$479,424	$—

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

The Company’s principal business consists of biodiesel production and sales and oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. As of January 31, 2011, the Company had not begun mining activities. The Company is developing a newly formed subsidiary, Arrakis Oil Recovery, LLC for the recovery of heavy oil from mineable oil sands in the U.S. and internationally.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Phoenix Metals, Inc., dba the Rig Company, Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.), e-Biofuels, LLC, and Arrakis Oil Recovery, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

GOING CONCERN

Financial Condition

The Company’s financial statements for the six months ended January 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $17,818,186 for the year ended July 31, 2010; a net gain of $10,785,443 for the year ended July 31, 2009 and net losses of $2,588,859 and $3,243,996 for the years ended July 31,2008 and 2007, respectively. As of July 31, 2010 the Company has an accumulated deficit of $27,831,379.

Management Plans to Continue as a Going Concern

With the acquisition of e-Biofuels, LLC in May 2010 and the rapid increase in sales volumes achieved by the Company, the Company believes that its e-Biofuels subsidiary will result in sufficient positive cash flow to maintain the Company’s operations and service its obligations. Expansion capital will be required to adequately develop the other activities of the Company as currently planned.

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

At January 31, 2011, the Company operated 18 oil and gas wells in Louisiana. In addition, the Company owns an overriding royalty interest in Kentucky as well as the rights to several inactive gas wells as part of its New Albany Shale play. Net daily production from the Company’s oil and gas properties was approximately 4 Bopd and 34 Mmcfpd for the year ended July 31, 2010. The Company’s estimated net proven oil and gas reserves as of July 31, 2010 were 337 MBO and 3,284 Mmcfg, respectively. The Company is the operator and owner of the Duke Gold Mine in Utah, although no significant operations occurred during the fiscal year.

The Company formed Arrakis Oil Recovery, LLC in February 2010 to acquire a non-exclusive license for the development of a revolutionary new, eco-friendly process to recover oil (bitumen) from tar (oil) sands outside of Canada. The process is a non-thermal, mechanical and chemical process using a closed loop system to eliminate emissions. The process technology works equally well on oil-wet (US) tar sands or water-wet (Canadian) tar sands. The Company acquired an exclusive license to use the technology in Canada and signed a Term Sheet to access capital for the construction of a commercial scale demonstration facility. The construction of the commercial unit was completed in November 2010 and the Company completed an agreement with an international partner, Clean Sands International, Inc., which included rights to Clean Sands to develop the technology in Canada, Russia, Venezuela, Mexico and Argentina in exchange for a fee paid to the Company of $500,000, an ongoing royalty interest of 2.5% of gross proceeds in the facilities developed by Clean Sands, including a royalty of 1.65% for a facility to be located in the southeastern United States and constructed by Clean Sands. The Company limited its rights to use the technology to the United States as a result of the agreement and consolidated its interest in Arrakis by purchasing its partners. The Company now owns 100% of Arrakis.

The Company acquired e-biofuels, LLC on May 24, 2010, a biodiesel producer located in Middletown, Indiana with a nameplate capacity of 15 million gallons per year. E-biofuels uses premium white grease (chicken fat) as its primary feedstock for the production of its product. Biodiesel sales for the period from May 24, 2010 through July 31, 2010 were approximately $5.54 million from approximately 1.8 million gallons. Biodiesel Sales for the first quarter were approximately 5.2 million gallons resulting in revenues of approximately $15.8 million. Since acquiring e-biofuels, the Company has increased biodiesel sales monthly up to about 2 million gallons with second quarter revenues of about $13.5 million, down approximately 15% from the prior quarter due to weather related issues with transportation.

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

The Company formed Arrakis Oil Recovery, LLC in February 2010 to acquire a non-exclusive license for the development of a revolutionary new, eco-friendly process to recover oil (bitumen) from tar (oil) sands outside of Canada. The process is a non-thermal, mechanical and chemical process using a closed loop system to eliminate emissions. The process technology works equally well on oil-wet (US) tar sands or water-wet (Canadian) tar sands. The Company acquired an exclusive license to use the technology in Canada from Proven Technology in exchange for 1.0 million shares of its restricted common stock in July 2010. The Company signed a Term Sheet to access capital for the construction of a commercial scale demonstration facility and construction of the commercial unit was completed in November 2010 and the Company completed an agreement with an international partner, Clean Sands International, Inc., which included rights to Clean Sands to develop the technology in Canada, Russia, Venezuela, Mexico and Argentina in exchange for a fee paid to the Company of $500,000, an ongoing royalty interest of 2.5% of gross proceeds in the facilities developed by Clean Sands, including a royalty of 1.65% for a facility to be located in the southeastern United States and constructed by Clean Sands. The Company limited its rights to use the technology to the United States as a result of the agreement and consolidated its interest in Arrakis by purchasing its partners. The Company now owns 100% of Arrakis.

The Company acquired e-biofuels, LLC on May 24, 2010, a biodiesel producer located in Middletown, Indiana with a nameplate capacity of 15 million gallons per year. The Company issued 2.0 million shares of its restricted common stock,$3.75 million in four-year term Promissory Notes with an interest rate of 10% and assumed approximately $15 million in debt as a result of the acquisition. E-biofuels uses premium white grease (chicken fat) as its primary feedstock for the production of its product. Biodiesel sales for the period from May 24, 2010 through July 31, 2010 were approximately $5.54 million from approximately 1.8 million gallons. Since acquiring e-biofuels, the Company has increased biodiesel sales up to 1.87 million gallons in the month of September 2010 with revenues for the month of $5.65 million and is currently selling approximately 2 million gallons per month. (See Form 8-K filed May 26, 2010 and incorporated herein by reference.)

The Company signed consulting agreements with two parties in August 2010 and issued 1.4 million shares of its restricted common stock as compensation under the agreements. The consultants’ services are to assist the Company in the development of the Duke Gold Mine in Utah and to assist the Company in website development and maintenance and in the recovery of trade accounts receivable from oil and gas operations and the negotiation of accounts payable within our biofuels subsidiary.

In August 2010, the Company signed a best-efforts agreement with a capital provider to obtain loans for the Company in the amount of $30 million. In connection with the financing, the Company placed $220,000 in a refundable escrow account with the capital provider. Closing has not occurred and continues to be extended. There is no assurance that this closing will be completed.

Mr. Malcolm Henley resigned as a director of the Company effective August 16, 2010 due to personal reasons. There were no disputes between Mr. Henley and management of the Company or with its auditors. Mr. John Ryer was approved by the Board to replace Mr. Henley until the next regular shareholders meeting.

On September 1, 2010 the Company signed a non-binding Term Sheet with an international partner in connection with the development of its oil sands technology. The Company completed a Financing Agreement on September 30, 2010 and borrowed $250,000 to construct a commercial scale demonstration unit in Houston, Texas. The construction of the commercial unit was completed in November 2010 and the Company completed an agreement on January 4, 2011 with an international partner, Clean Sands International, Inc., which included rights to Clean Sands to develop the technology in Canada, Russia, Venezuela, Mexico and Argentina in exchange for a fee paid to the Company of $500,000, an ongoing royalty interest of 2.5% of gross proceeds in the facilities developed by Clean Sands, including a royalty of 1.65% for a facility to be located in the southeastern United States and constructed by Clean Sands. The Company limited its rights to use the technology to the United States as a result of the agreement and consolidated its interest in Arrakis by purchasing its partners. The Company now owns 100% of Arrakis.

On September 8, 2010, the Company signed a purchase and sale agreement to acquire certain properties located in Knox county, Kentucky in connection with a court-ordered sale. Under the terms of the agreement, the Company is the “stalking horse” bidder in the sale of the assets from a bankruptcy proceeding. The sale is subject to approval of the Bankruptcy Court and District Court for the Western District of Kentucky. As a result of title issues related to the properties, the Company withdrew its offer to purchase these assets.

In December 2010 the Company agreed to acquire a 26% working interest in the Coquille Bay field and a 25% working interest in the Chrisjo Pipeline that services the Coquille Bay field for 250,000 shares of the Company’s restricted common stock. In addition, the Company agreed to acquire the balance of the pipeline partners’ interest for the issuance of up to 1.25 million additional shares of the Company’s restricted common stock, which was closed after the end of the quarter. (see Subsequent Events).

The Company issued 1.5 million shares of its restricted common stock and agreed to pay $500,000 in cash in connection with the acquisition of certain oil and gas properties located in Kansas and covering 9 wells of which 4 are active and producing 20 Bopd and 100 mcfpd and including a total acreage position of approximately 7,600 acres. The wells and acreage are in the Mississippi Chat play at a depth of about 2,500 feet. A total of 192 new wells can be drilled on the acreage subject to available capital. The Company had arranged for a capital partner to provide the cash portion of the acquisition and workover funds and to provide up to $15 million in drilling funds for a 50% interest in the project, however, the partner failed to provide the funds at closing. The Company is negotiating an alternate method to close the transaction at the present time with the seller.

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

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. The following is a description of the terms and conditions of each facility as of January 31, 2011:

First Merchants Bank, N.A. Term Loans: The Company has three term loans with First Merchants Bank: Term Loan A has a balance due of $2,540,825 and an interest rate of 8%; Term Loan B has a balance due of $5,163,322 with an interest rate of 8%; and Term Loan C has a balance due of $3,115,116 with an interest rate of 10%. The Term loans expired on December 31, 2010 and are secured by all of the assets of e-biofuels; the personal guarantees of Craig Ducey and Chad Ducey and by a corporate guarantee of the Company. The Company is not in compliance with the terms of these notes. The Company and the Bank are currently in negotiations to extend these notes.

Cienna Capital/ Small Business Administration Mortgage Note: The Company has a mortgage secured by the real estate and facility located in Middletown, Indiana. The balance due is $1,581,493 with a variable interest rate . The note is further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 25.5 years from December 2007.

SBA Equipment Loan: The Company obtained a loan for the purchase of equipment through the issuance of a Debenture in December 2007 in the original amount of $772,000. The balance due is $563,195 with an interest rate of 6.5%. The note is secured by certain equipment located at the Middletown, Indiana plant and further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 120 months.

Capital Leases: The Company has capital leases related to vehicles used in the operation of the facility at Middletown, Indiana which total $454,535 and have varying market based interest rates.

Other Debt: The Company has private notes and debt with various individuals, small companies and its Chairman that totals $5,942,438 as of January 31, 2011. Generally this debt is unsecured and bear market interest rates and flexible terms.

Clean Sands Loan: On September 30, 2010, the Company entered into a Financing Agreement with Clean Sands International, LLC to provide $250,000 in funds for the construction of a commercial scale demonstration unit for its oil sand recovery project. The term of the loan is 12 months with interest paid monthly at 12%. The loan was secured by the equipment and a warrant to purchase 2,000,000 shares of the Company’s common stock at $0.006/share. The warrants were only issueable in the event that the Company defaulted on the loan on or before September 30, 2011. The loan was a part of the Term Sheet executed between the Company and Clean Sands that also provided for the negotiation of a License Agreement covering several territories outside the United States that, if completed, would be granted to Clean Sands for development of the technology. The parties completed the Agreement in January 2011 and the note was repaid out of the proceeds of the Agreement.

(4)	STOCK OPTIONS

There are 1,300,000 outstanding options as of January 31, 2011. See Note 5 for option issuances for the six months ended January 31, 2011.

(5)	STOCK ISSUED DURING THE QUARTER

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company issued a total of 4,060,581 shares of restricted common stock and 125,000 warrants to purchase common stock during the six months ended January 31, 2011 for the acquisition of interests in the Coquille Bay field of Louisiana, for the acquisition of certain oil and gas assets in Kansas, which has not been completed yet, and in connection with the exercise of certain warrants by two of our directors. The warrants have a term of 3 years and an exercise price range of $0.25 and $0.40 per share.

(6)	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company completed a purchase agreement with Chrisjo Pipeline and its partners to acquire its 75% interest in the gas pipeline that services the Coquille Bay field, including the transportation agreement, in exchange for approximately 1,040,000 shares representing 97.5% of the Chrisjo interest in the pipeline.

The Company signed a non-binding Letter of Intent with Galena Capital Group to form a joint venture company to raise $850,000 to install an oil sands recovery unit developed by Arrakis in the United States. Completion of the agreement is subject to due diligence on the part of Galena and a mutually agreeable joint venture agreement between the parties. The parties are scheduling an oil sands test in Houston at its demonstration plant in furtherance of the potential transaction.

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

As a result of the collapse of the world economies into recession, crude oil and natural gas prices decreased significantly during fiscal 2009 from 2008. Commodity prices rebounded in fiscal 2010 with West Texas Intermediate (“WTI”) prices quoted at approximately $95/Bbl for oil and $3.80 per Mmbtu for natural gas at January 31, 2011. Since that time oil prices have increased as a result of unrest in the Middle East and natural gas prices have declined slightly due to over-supply in the last few years. Diesel prices are impacted by crude oil prices and determine biodiesel prices to a large degree. Biodiesel prices have increased with crude oil prices and are today quoted at around $4.50 per gallon. Much volatility exists in world oil and gas pricing due to factors in the Middle East and uncertainties with stability. If pricing remains high, by demand or artificial methods employed by the oil producing countries, the impact will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to widely fluctuate and to be influenced by global economic turmoil, Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

Prices for gold had remained relatively stable and has edged significantly higher during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation and most likely reflects a “flight to gold” in the face of global economic turmoil. Current spot prices for gold are approximately $1,400.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

Copper prices have fluctuated dramatically since the Company’s acquisition of its copper property with prices ranging from a low of about $0.65 per pound in August 1993 to about $4.00 per pound today. Currently, copper prices have edged significantly downward. Wide variations in copper prices have resulted from the increased demand for electrical wire and copper related products as a result of the continued high growth rate of the economies of the industrialized nations and as a result of periodic reductions in the availability of scrap copper for recycling. Continued fluctuations in the spot price for copper are expected to result from variations in the availability of scrap copper and the continued strong demand from emerging nations.

Three months ended January 31, 2011 compared to Quarter ended January 31, 2010.

Revenues for the three months ending January 31, 2011 were $13,849,551 compared to revenues of $35,294 for the comparable quarter ended January 31, 2010. The significant increase is the result of the acquisition of e-Biofuels, LLC and its operations. Coquille Bay continues to suffer from a lack of available gas for gas lift and as a result the Company continues to conserve natural gas and limits sales. We presently expect that our biodiesel sales will account for the majority of our revenues during the current fiscal year. We expect revenues to increase dramatically compared to the prior fiscal year with a full year of biodiesel sales from our e-biofuels subsidiary.

Total direct expenses for the quarter ended January 31, 2011 were $12,515,520 compared to $91,323 for the same quarter ended a year earlier. Direct operating expenses have increased due to the costs associated with e-biofuels. We experienced limited activity in Coquille Bay field for the year. General and administrative costs (“G&A”) for the quarter ended January 31, 2011 were $731,839 compared to $141,603 for the quarter ended January 31, 2010. We expect significantly increased G&A costs as a result of a full year of inclusion of e-biofuels, however, we do not anticipate the addition of significant staff at e-biofuels despite increased production levels and as a result we anticipate increased overall margins. Interest costs increased to $471,483 for the quarter ended January 31, 2011 compared to $19,387 for the prior quarter as a result of the acquisition of e-Biofuels and its debt. On a full-year basis, interest rates are expected to increase substantially above 2009 levels.

The Company incurred a net after tax income of $502,871 ($0.021 per share) for the quarter ended January 31, 2011 compared to an after tax loss of $221,444 ($0.012 per share) for the prior year quarter ended January 31, 2010. The net gain for the current quarter is primarily the result of the operations of e-Biofuels, LLC generated a net gain of $494,074 for the quarter.

Six months ended January 31, 2011 compared to the Six months ended January 31, 2010.

Revenues for the six months ending January 31, 2011 were $29,679,878 compared to revenues of $98,271 for the comparable period ended January 31, 2010 and represent a substantial increase over the prior year period due to the purchase of e-Biofuels and the significant improvement in its revenues. The Company’s production at Coquille Bay is limited by available salt water disposal capacity and gas available for gas lift. The Company completed an initial phase of workover efforts to increase gas and to rework its saltwater disposal well to increase its capacity, however, the well work resulted in additional oil production and not additional gas production. As a result, additional workovers will be required to develop enough gas for gas lift at peak levels. Our production is currently limited and we have not accumulated enough oil to sell a load. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as we continue to improve operations in the field.

Direct expenses were $26,207,753 for the six months ended January 31, 2011 compared to $292,420 for the same period ended January 31, 2010. Direct costs associated with the biodiesel plant were $25,853,710 and will fluctuate with changes in feedstock costs in the future. The Company believes that most of the start-up expenses for its operations at Coquille Bay have been eliminated. Normal levels of operating costs are reflected in the prior year’s quarter with sustained production at Coquille Bay. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to increase as workover operations commence to improve production in the future, subject to availability of capital.

General and administrative costs were $2,037,685 for the six months ending January 31, 2011 compared to $237,407 for the same period a year earlier. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff and as it incurs expenses to close the e-biofuels acquisition. Interest expense for the six months was $803,063 in 2011 compared to $31,207 for the same period in 2010 and are expected to remain at or near those levels as a result of the assumption of debt associated with e-Biofuels.

The Company had an after-tax net income of $1,192,244 ($0.051 per share) for the quarter ended January 31, 2011 compared to a net loss of $474,844 ($0.027 per share) for the comparable quarter a year earlier. The net income for the quarter reflects the improvements in the production of biodiesel at e-Biofuels and increased prices and margins. The Company showed other income of approximately $500,000 from the completion of its Clean Sands agreement which was offset by losses associated with its oil and gas operations. The Company does not expect its oil and gas operations to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly. At the present time, the Company lacks the available capital to pursue a substantial program to improve production.

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

Hurricane Katrina had a significant impact to the Company’s south Louisiana operations and facilities that resulted in the Company becoming non-compliant with the terms of its original credit agreements that had been put in place in early 2004. The Company decided to pursue the sale of assets to reduce bank debt and negotiated a Forbearance Agreement with its senior lenders in February 2006 to allow it sufficient time to complete a sale of assets The Company signed a Definitive Purchase and Sales Agreement with Whittier Energy Company and Premier Natural Resources LLC that was closed on August 9, 2006. The proceeds of the initial closing (also referred to as Phase I) of approximately $12.0 million were used to reduce senior debt by $11.3 million and to pay vendor payables. A second closing (also referred to as Post-Closing or Phase II Closing) of the asset sale to Whittier and Premier occurred on November 9, 2006 and resulted in approximately $1.85 million in additional proceeds to the Company that were used to further retire senior debt ($1.7 million) and to reduce vendor payables ($0.15 million)

In April 2007, the Company completed a re-financing of its senior and subordinated debt facility with its then current lenders consisting of a $15.0 million Revolving Loan facility and a $0.35 million subordinated debt facility. The total amount borrowed under the re-financing was approximately $10.2 million under the combined credit facility and included approximately $0.3 million for the acquisition of the Caltex properties and $0.85 million for workovers and working capital. The availability under the Revolving Loan was subject to semi-annual evaluations of the Company’s oil and gas reserve base as determined by the Lender and was reduced monthly based upon re-determinations by the Company after taking into effect price changes and net production. As of the closing date of April 2007, the Company had available borrowing capacity of approximately $10.5 million based upon the then current oil and gas properties evaluation. On March 26, 2008 as a result of a cash flow shortage created by the temporary loss of production at Coquille Bay, the Company negotiated a Forbearance Agreement and Amendment Number One to Credit Agreement with its senior lender in order to access additional borrowings under its credit facility. The Company received a notice from its senior lender on October 10, 2008, that it was in default of the Forbearance Agreement and that the lender intended to begin foreclosure proceedings after October 24, 2008. (see Form 8-K filed October 15, 2008, incorporated herein by reference) On November 13, 2008 the Company and its Lender executed a new Forbearance Agreement that deferred any further action by its Lender until December 29, 2008 and anticipated the Company and its Lender entering into a Settlement Agreement on or before December 15, 2008. The November Forbearance Agreement was amended on December 19, 2008 to provide for an extension of time until January 15, 2009 to enter into a settlement agreement and January 31, 2009 for the expiration of the amended Forbearance Agreement. Effective April 30, 2009, the Company completed the sale of certain of its oil and gas assets located in north Louisiana and southeast Texas to Valley Falls Company and assigned the proceeds of the sale to its lender group. In addition, as part of the agreement to retire its senior and subordinated debt, the lender group received an assignment of a 5% overriding royalty interest in Coquille Bay, proportionately reduced to the Company’s record title interest in the field. The Settlement Agreement resulted in the retirement of approximately $14.6 million in principal, accrued interest and fees. (See Form 8-K dated May 19, 2009 incorporated herein by reference) As a result of the Settlement Agreement, the Company retired its senior and subordinated debt facilities.

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

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. The following is a description of the terms and conditions of each facility as of January 31, 2011:

First Merchants Bank, N.A. Term Loans: The Company has three term loans with First Merchants Bank: Term Loan A has a balance due of $2,540,825 and an interest rate of 8%; Term Loan B has a balance due of $5,163,322 with an interest rate of 8%; and Term Loan C has a balance due of $3,115,116 with an interest rate of 10%. The Term loans expired on December 31, 2010 and are secured by all of the assets of e-biofuels; the personal guarantees of Craig Ducey and Chad Ducey and by a corporate guarantee of the Company. The Company is not in compliance with the terms of these notes. The Company and the Bank are currently in negotiations to extend these notes.

Cienna Capital/ Small Business Administration Mortgage Note: The Company has a mortgage secured by the real estate and facility located in Middletown, Indiana. The balance due is $1,581,493 with a variable interest rate . The note is further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 25.5 years from December 2007.

SBA Equipment Loan: The Company obtained a loan for the purchase of equipment through the issuance of a Debenture in December 2007 in the original amount of $772,000. The balance due is $563,195 with an interest rate of 6.5%. The note is secured by certain equipment located at the Middletown, Indiana plant and further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 120 months.

Capital Leases: The Company has capital leases related to vehicles used in the operation of the facility at Middletown, Indiana which total $454,535 and have varying market based interest rates.

Other Debt: The Company has private notes and debt with various individuals, small companies and its Chairman that totals $5,942,438 as of January 31, 2011. Generally this debt is unsecured and bear market interest rates and flexible terms.

Clean Sands Loan: On September 30, 2010, the Company entered into a Financing Agreement with Clean Sands International, LLC to provide $250,000 in funds for the construction of a commercial scale demonstration unit for its oil sand recovery project. The term of the loan is 12 months with interest paid monthly at 12%. The loan was secured by the equipment and a warrant to purchase 2,000,000 shares of the Company’s common stock at $0.006/share. The warrants were only issueable in the event that the Company defaulted on the loan on or before September 30, 2011. The loan was a part of the Term Sheet executed between the Company and Clean Sands that also provided for the negotiation of a License Agreement covering several territories outside the United States that, if completed, would be granted to Clean Sands for development of the technology. The parties completed the Agreement in January 2011 and the note was repaid out of the proceeds of the Agreement.

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

The Company has also has obtained certain unsecured loans from various individuals and from its Chairman and President, Jeffrey T. Wilson, in the approximate amount of $444,286 as of January 31, 2011. These loans bear market rates of interest and flexible terms and are generally unsecured. These funds have been used to maintain the Company’s biodiesel, oil and gas and mining activities and fund its overhead requirements. In addition, as a result of the acquisition of e-biofuels, the Company issued notes payable to the principals of e-biofuels in the amount of $3.75 million with a 10% interest rate. Principal and interest under these notes is accrued and due and payable at the end of four years from May 2010. As of January 31, 2011, the Company has accrued salaries due its Chairman and President of $331,001 and accounts payable due to Werks Management, a company owned by Craig Ducey and Chad Ducey, in the amount of $73,464. Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At January 31, 2011, the Company had current assets of $3,061,126, including $56,885 in cash and cash equivalents, $832,586 in trade and oil and gas accounts receivable, $1,599,644 in biofuels tax payments due, $438,738 in inventories and current liabilities of $24,194,179, which resulted in negative working capital of $21,133,053. The negative working capital position is comprised of senior debt of $11,836,993; trade accounts payable of $2,702,289; of accrued expenses payable of $6,345,741 consisting primarily of settlements and contingent liabilities and of interest and accrued salaries payable to the Company’s President and oil and gas suspense accounts; notes payable to related parties of $444,286; and short-term third party notes payable of $1,748,152. As of January 31, 2011 the Company had cash of $56,885.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K/A, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of January 31, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of October 31, 2010. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of January 31, 2011, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

No additional changes in internal controls were made during the quarter ended January 31, 2011.

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

The Company has accrued revenue payable, legal and petty suspense accounts in the amount of $173,907, $323,213 and $6,422, respectively, as of January 31, 2011. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business. Suspense accounts are cleared out annually and paid to the owners. The Company has a plugging liability for oil and gas operations in the various states in the amount of $439,087. The Company has plugging bonds posted with the state regulatory agencies in the amount of $1,208,500 to offset the cost of plugging wells in the future.

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

Our common stock is thinly traded.

We have approximately 25.4 million shares of common stock outstanding, held by approximately 601 holders of record. Directors and officers own or have voting control over approximately 6.7 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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

Dated: March 15, 2011