Form 10-Q
period 2011-04-30
IMPERIAL PETROLEUM INC
filed 2011-06-14
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-09923

IMPERIAL PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3386019
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

101 NW 1st Street, Suite 213	47708
Evansville, Indiana	(Zip Code)

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

On April 30, 2011, there were 27,127,006 shares of the Registrant’s common stock issued and outstanding.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended April 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Page
Condensed Consolidated Balance Sheets as of July 31, 2010 and April 30, 2011	5

Condensed Consolidated Statements of Operations for the three months and nine months ended April 30, 2011 and 2010	6

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2011 and 2010	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors,
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults
Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and Item 5. Other Information
are not applicable	16-23

Item 6. Exhibits	23

SIGNATURES	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

We have prepared the condensed consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of April 30, 2011, and its results of operations for the three and nine month periods ended April 30, 2011 and 2010 and its cash flows for the nine month period ended April 30, 2011 and 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	30-April-11	31-Jul-10
	Unaudited	Audited

ASSETS

Current Assets
Cash and Cash Equivalents	$1,067,284	$28,525
Accounts Receivable	2,919,472	121.252
Inventory	1,511,417	139,350
Other Current Assets	164,732	418,186

Total current assets	5,662,905	707,313

Property, Plant and Equipment
Fixed Assets	12,163,620	10,983,569
Oil and gas properties (full cost method)	4,674,545	3,530,375

	16,838,165	14,513,944
Less: Accumulated DD&A	(2,904,114)	(2,296,270)

Net property, plant and equipment	13,934,051	12,217,674
Other Assets:
License Agreement, net of amortization of $11,666 and $1,167, respectively	198,334	208,833
Other Assets	220,000	0

TOTAL ASSETS	$20,015,290	$13,133,820

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$2,274,209	$2,896,376
Accrued expenses	6,142,169	5,539,283
Notes payable-current portion	1,441,767	1,633,849
Note payable-related parties	552,285	434,574
Term Loans	10,701,107	11,067,608
Other Senior Debt	383,252	670,643
Other current liabilities	136,102	283,023

Total current liabilities	21,630,891	22,480,356

Long Term Liabilities

Mortgage Note	1,570,897	1,533,464
Notes Payable, Other	648,063	649,031
Notes Payable, Related Parties	3,750,000	3,750,000
Asset Retirement Obligation	439,087	439,087

Total non-current liabilities	6,408,047	6,371,472

Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 27,127,006 and 21,364,813 issued and outstanding, respectively	162,762	128,190
Common Stock, owed but not issued (1,000,000 shares at 7/31/10, none at 4/30/11)	0	6,000
Additional paid-in capital	13.989,349	11,979,071
Retained earnings	(22,175,759)	(27,831,379)

Total stockholder’s equity	(8,023,648)	(15,718,118)

Total Liabilities and Stockholder’s Equity	$20,015,290	$13,133,820

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Nine Months Ending
	04/30/11	04/30/10	04/30/11	04/30/10
Revenue
Biofuels revenue	$36,508,142	$0	$65,840,867	$0
Oil and gas revenue	64,684	24,597	168,663	122,868
Other revenue	0	0	439,180	0

Total operating income	$36,572,826	$24,597	$66,448,910	$122,868

Costs and Expenses:
Biofuels direct expense	$29,737,631	$0	$55,591,341	$0
Oil and Gas expenses	310,191	106,762	664,234	399,182
General and administrative	1,704,670	144,979	3,742,355	382,386
Depreciation, depletion and amort.	209,925	5,154	637,168	17,268

Total costs and expenses	$31,962,417	$256,895	$60,635,098	$798,836

Net gain/(loss) from operations	$4,610,409	$(232,298)	$5,813,812	$(675,968)

Other income and (expense)
Interest expense	(446,877)	(16,723)	(1,249,940)	(48,425)
Interest income	0	0	0	528
Amortization of loan fees	0	0	0	0
Other Income	299,845	0	1,091,749	0

Total other income/(expense)	(147,032)	(16,723)	(158,191)	(47,897)

Net gain/ loss before income taxes	$4,463,377	(249,021)	5,655,621	(723,865)

Provision for income taxes
Current	0	0	0	0
Deferred	0	0	0	0

Total benefit from income taxes	0	0	0	0

Net gain/loss	$4,463,377	$(249,021)	$5,655,621	$(723,865)

Net gain/loss per share-basic	$0.170	$(0.013)	$0.233	$(0.040)

Weighted average shares outstanding-basic	26,365,777	17,666,813	24,222,486	17,317,259
Net gain per share-diluted	$0.160	N/A	$0.220	N/A

Weighted average shares outstanding-diluted	27,880,451	N/A	25,737,160	N/A

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending
	4/30/11	4/30/10
Operating activities:
Net income/(loss)	$5,655,621	$(723,865)
Depreciation, depletion and amortization	637,168	17,268
Options issued for compensation	363,328	74,468
Gain on sale of licensing rights	(500,000)	—
Gain on settlement of debt	(233,222)
Stock and options issued for services	196,572	7,100
Amortization of stock and options issued for services	131,980	—
Changes in operating assets and liabilities:
Change in accounts receivable	(2,798,220)	16,275
Change in inventory	(1,372,067)	—
Change in other assets	43,412	—
Change in accounts payable	(567,177)	335,582
Change in accrued expenses	602,866	131,187
Changes in other liabilities	(162,031)	0

Net cash provided by (used in) operating activities	1,998,230	(141,985)

Cash flow from Investing activities:
Purchases and improvements to fixed assets	(413,027)	(19,713)
Proceeds from sale of licensing rights	275,000	—
Reinvestment in certificates of deposit	—	(1,116)

Net cash provided by (used in) investing activities	(138,027)	(20,839)

Financing activities:
Proceeds (payments) on notes payable, net	(939,155)	157,000
Proceeds (payments) on notes payable-related party	117,711	13,700

Net cash provided by (used in) financing activities	(821,444)	170,700

Net (decrease) increase in cash	1,038,759	7,886
Cash and cash equivalents, beginning of period	28,525	17,153

Cash and cash equivalents, end of period	$1,067.284	$25,039

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$558,441	$—

Income taxes	$0	—

Non-cash financing activities:
Options issued for compensation	$363,328	$74,468

Stock and options issued for services	$196,572	$7,100

Options exercised for notes and accounts payable	$60,000	$—

Equipment acquired with notes payable	$479,424	$—

Equipment acquired with stock	$1,244,168	$0

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

The Company’s principal business consists of biodiesel production and sales, through its whollyowned subsidiary, e-Biofuels, LLC and oil and gas exploration and production in the United States. The Company is developing a newly formed wholly-owned subsidiary, Arrakis Oil Recovery, LLC for the recovery of heavy oil from mineable oil sands in the U.S. and internationally. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. As of April 30, 2011, the Company had not begun mining activities.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Phoenix Metals, Inc., dba the Rig Company, Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.), e-Biofuels, LLC, Arrakis Oil Recovery, LLC and Mandalay Energy, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

GOING CONCERN

Financial Condition

The Company’s financial statements for the nine months ended April 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $17,818,186 for the year ended July 31, 2010; a net gain of $10,785,443 for the year ended July 31, 2009 and net losses of $2,588,859 and $3,243,996 for the years ended July 31,2008 and 2007, respectively. As of July 31, 2010 the Company has an accumulated deficit of $27,831,379.

Management Plans to Continue as a Going Concern

With the acquisition of e-Biofuels, LLC in May 2010 and the rapid increase in sales volumes achieved by the Company, the Company believes that its e-Biofuels subsidiary will continue to generate sufficient positive cash flow to maintain the Company’s operations and service its obligations. Expansion capital will be required to adequately develop the other activities of the Company as currently planned.

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

Description of Business and Basis of Presentation

Imperial Petroleum, Inc., a Nevada corporation (“the Company”), is a diversified energy company headquartered in Evansville, Indiana. The Company is engaged in three principal areas of energy production: (i.) biodiesel and biofuels production; (ii.) traditional oil and gas exploration and production and (iii.) non-traditional oil production of heavy oil from mineable tar sands.

Biodiesel and Biofuels Production Operations: The Company acquired e-biofuels, LLC on May 24, 2010, a biodiesel producer located in Middletown, Indiana with a nameplate capacity of 15 million gallons per year and has expanded production capacity to approximately 30 million gallons per year. E-biofuels uses waste greases and oils including premium white grease (chicken fat) as its primary feedstock for the production of its product. Biodiesel sales for the quarter ended April 30, 2011 were approximately$36.5 million on volumes of about 8.7 million gallons. Biodiesel Sales for the first quarter were approximately $15.8 million on about 5.2 million gallons and for the second quarter sales were about $13.5 million on approximately 3.7 million gallons. Sales prices for biodiesel which generally follow petroleum diesel prices in the market increased by about 10% in the third quarter compared to the second quarter.

Traditional Oil and Gas Production: At April 30, 2011, the Company operated 18 oil and gas wells in Louisiana. In addition, the Company owns an overriding royalty interest in Kentucky as well as the rights to several inactive gas wells as part of its New Albany Shale play. Net daily production from the Company’s oil and gas properties was approximately 4 Bopd and 34 Mmcfpd for the quarter ended April 30, 2011 as the Company was continuing to work to return its Coquille Bay field to full production. Production at Coquille Bay was finally returned to near-normal levels in early May 2011 at a rate of approximately 100 Bopd and 100 mcpfd. The Company’s estimated net proven oil and gas reserves as of July 31, 2010 were 337 MBO and 3,284 Mmcfg, respectively.

Non-Traditional Oil Production: The Company formed Arrakis Oil Recovery, LLC in February 2010 to acquire a non-exclusive license for the development of a revolutionary new, eco-friendly process to recover oil (bitumen) from tar (oil) sands outside of Canada. The process is a non-thermal, mechanical and chemical process using a closed loop system to eliminate emissions. The process technology works equally well on oil-wet (US) tar sands or water-wet (Canadian) tar sands. The Company acquired an exclusive license to use the technology in Canada and signed a Term Sheet to access capital for the construction of a commercial scale demonstration facility. The construction of the commercial unit was completed in November 2010 and the Company completed an agreement with an international partner, Clean Sands International, Inc., which included rights to Clean Sands to develop the technology in Canada, Russia, Venezuela, Mexico and Argentina in exchange for a fee paid to the Company of $500,000, an ongoing royalty interest of 2.5% of gross proceeds in the facilities developed by Clean Sands, including a royalty of 1.65% for a facility to be located in the southwestern United States and constructed by Clean Sands. The Company limited its rights to use the technology to the United States as a result of the agreement and consolidated its interest in Arrakis by purchasing its partners. The Company owns 100% of Arrakis and is preparing to deploy its commercial demonstration unit to the field this summer.

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

The Company formed Arrakis Oil Recovery, LLC in February 2010 to acquire a non-exclusive license for the development of a revolutionary new, eco-friendly process to recover oil (bitumen) from tar (oil) sands outside of Canada. The process is a non-thermal, mechanical and chemical process using a closed loop system to eliminate emissions. The process technology works equally well on oil-wet (US) tar sands or water-wet (Canadian) tar sands. The Company acquired an exclusive license to use the technology in Canada from Proven Technology in exchange for 1.0 million shares of its restricted common stock in July 2010. The Company signed a Term Sheet on September 1, 2010 to access capital for the construction of a commercial scale demonstration facility and construction of the commercial unit was completed in November 2010 and the Company completed an agreement with an international partner, Clean Sands International, Inc., which included rights to Clean Sands to develop the technology in Canada, Russia, Venezuela, Mexico and Argentina in exchange for a fee paid to the Company of $500,000, an ongoing royalty interest of 2.5% of gross proceeds in the facilities developed by Clean Sands, including a royalty of 1.65% for a facility to be located in the southeastern United States and constructed by Clean Sands. The Company limited its rights to use the technology to the United States as a result of the agreement and consolidated its interest in Arrakis by purchasing its partners. The Company now owns 100% of Arrakis.

The Company acquired e-biofuels, LLC on May 24, 2010, a biodiesel producer located in Middletown, Indiana with a nameplate capacity of 15 million gallons per year. The Company issued 2.0 million shares of its restricted common stock,$3.75 million in four-year term Promissory Notes with an interest rate of 10% and assumed approximately $15 million in debt as a result of the acquisition. E-biofuels uses waste greases and oils, primarily premium white grease (chicken fat) as its primary feedstock for the production of its product. Biodiesel sales for the period from May 24, 2010 through July 31, 2010 were approximately $5.54 million from approximately 1.8 million gallons and have increased dramatically since the acquisition. (See Form 8-K filed May 26, 2010 and incorporated herein by reference.)

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

In December 2010 the Company agreed to acquire a 26% working interest in the Coquille Bay field and a 25% working interest in the Chrisjo Pipeline that services the Coquille Bay field for 250,000 shares of the Company’s restricted common stock. In addition, the Company agreed to acquire the balance of the pipeline partners’ interest for the issuance of up to 1.25 million additional shares of the Company’s restricted common stock. The purchase of the pipeline and additional interest in Coquille Bay is expected to save the Company approximately $3.00bbl and $1.00/mcf in transportation fees on its future production.

The Company issued 1.5 million shares of its restricted common stock and agreed to pay $500,000 in cash in connection with the acquisition of certain oil and gas properties located in Kansas and covering 9 wells of which 4 are active and producing 20 Bopd and 100 mcfpd and including a total acreage position of approximately 7,600 acres. The wells and acreage are in the Mississippi Chat play at a depth of about 2,500 feet. A total of 192 new wells can be drilled on the acreage subject to available capital. The Company had arranged for a capital partner to provide the cash portion of the acquisition and workover funds and to provide up to $15 million in drilling funds for a 50% interest in the project, however, the partner failed to provide the funds at closing. The Company is negotiating with an alternative source of capital at the present time.

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

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. The following is a description of the terms and conditions of each facility as of April 30, 2011:

First Merchants Bank, N.A. Term Loans: The Company has three term loans with First Merchants Bank: Term Loan A has a balance due of $2,422,617 and an interest rate of 8%; Term Loan B has a balance due of $5,163,322 with an interest rate of 8%; and Term Loan C has a balance due of $3,115,167 with an interest rate of 10%. The Term loans expired on December 31, 2010 and the Bank agreed to an extension until June 30, 2011 to allow the Company enough time to re-finance the notes. The Notes are secured by all of the assets of e-biofuels; the personal guarantees of Craig Ducey and Chad Ducey and by a corporate guarantee of the Company. The Company is in compliance with the terms of these notes under the extension agreement, however that agreement expires June 30, 2011. The Company and the Bank are currently in negotiations to extend these notes, however, there can be no guarantee that the bank will agree to another extension. As an enticement to the Bank to extend, the Company has voluntarily accelerated principal payments under the Notes.

Cienna Capital/ Small Business Administration Mortgage Note: The Company has a mortgage secured by the real estate and facility located in Middletown, Indiana. The balance due is $1,570,896 with a variable interest rate . The note is further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 25.5 years from December 2007.

SBA Equipment Loan: The Company obtained a loan for the purchase of equipment through the issuance of a Debenture in December 2007 in the original amount of $772,000. The balance due is $545,722 with an interest rate of 6.5%. The note is secured by certain equipment located at the Middletown, Indiana plant and further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 120 months.

Capital Leases: The Company has capital leases related to vehicles used in the operation of the facility at Middletown, Indiana which total $485,592 and have varying market based interest rates.

Other Debt: The Company has private notes and debt with various individuals, small companies and its Chairman that totals $6,313,835 as of April 30, 2011. Generally this debt is unsecured and bears market interest rates and flexible terms. Approximately $4.0 million of this debt was converted to equity subsequent to the end of the quarter. (See “Subsequent Events”)

Clean Sands Loan: On September 30, 2010, the Company entered into a Financing Agreement with Clean Sands International, LLC to provide $250,000 in funds for the construction of a commercial scale demonstration unit for its oil sand recovery project. The term of the loan is 12 months with interest paid monthly at 12%. The loan was secured by the equipment and a warrant to purchase 2,000,000 shares of the Company’s common stock at $0.006/share. The warrants were only issueable in the event that the Company defaulted on the loan on or before September 30, 2011. The loan was a part of the Term Sheet executed between the Company and Clean Sands that also provided for the negotiation of a License Agreement covering several territories outside the United States that, if completed, would be granted to Clean Sands for development of the technology. The parties completed the Agreement in January 2011 and the note was repaid out of the proceeds of the Agreement.

(4)	STOCK OPTIONS

There are 2,300,000 outstanding options as of April 30, 2011. See Note 5 for option issuances for the nine months ended April 30, 2011.

(5)	STOCK ISSUED DURING THE QUARTER

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company issued a total of 5,762,191 shares of restricted common stock and 1,100,000 warrants to purchase common stock during the nine months ended April 30, 2011 for the acquisition of interests in the Coquille Bay field of Louisiana, for the acquisition of certain oil and gas assets in Kansas, which has not been completed yet, and in connection with the exercise of certain warrants by some of our directors. The warrants have a term of 2 or 3 years and an exercise price range of $0.25 and $0.50 per share. Shown below is a summary of the share and warrant issuances for the nine months:

(a.) October 31, 2010: Issued 1,400,000 shares and 100,000 warrants at a strike price of $0.25/share for consulting services.

(b.) November 8, 2010: Issued 710,581 shares in connection with the exercise of warrants.

(c.) December 8, 2010: Issued 250,000 shares in connection with the purchase of a 25% interest in the Coquille Bay pipeline and a 26% working interest in the field.

(d.) January 14, 2011: Issued 200,000 shares in connection with the purchase of a 33.3% interest in Arrakis Oil Recovery, LLC.

(e.) January 20, 2011: Issued 1,500,000 shares in connection with the acquisition of certain oil and gas properties.

(f.) February 19, 2011; Issued 1,041,667 shares in connection with the purchase of 62.5% interest in the Coquille Bay pipeline.

(g.) March 28, 2011: Issued 219,943 shares and 25,000 warrants in connection with the conversion of certain private notes.

(h.) April 12, 2011: Issued 400,000 shares in connection with consulting services.

(i.) April 14, 2011: Issued 975,000 warrants to the Board and certain key employees at an exercise price of $0.50/share.

(j) April 30, 2011: Issued 40,000 shares in connection with services rendered.

(6)	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

The Company exchanged approximately 5.5 million shares of its restricted common stock to retire notes and accrued interest from its principal management at e-Biofuels, LLC and to retire certain outstanding payables with its principal field consultant at Coquille Bay during May 2011 for a total of about $4.5 million.

The Company completed a confidential settlement with Vinmar Overseas, Ltd. during May 2011and as a result the Vinmar judgment and appeal of the judgment have been satisfied and the appeal has been dropped.

The Company has agreed in principal to a confidential settlement of the Aventine Renewable Energy, Inc. lawsuit and the counter-lawsuit of e-Biofuels against Aventine and is currently reviewing agreements to terminate these lawsuits and finalize the setlement.

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

As a result of the collapse of the world economies into recession, crude oil and natural gas prices decreased significantly during fiscal 2009 from 2008. Commodity prices rebounded in fiscal 2010 with West Texas Intermediate (“WTI”) prices quoted at approximately $105/Bbl for oil and $4.00 per Mmbtu for natural gas at April 30, 2011. Since that time oil prices have increased as a result of unrest in the Middle East and natural gas prices have declined slightly due to over-supply in the last few years. Diesel prices are impacted by crude oil prices and determine biodiesel prices to a large degree. Biodiesel prices have increased with crude oil prices and are today quoted at around $4.50 per gallon. Much volatility exists in world oil and gas pricing due to factors in the Middle East and uncertainties with stability. If pricing remains high, by demand or artificial methods employed by the oil producing countries, the impact will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to widely fluctuate and to be influenced by global economic turmoil, Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

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

Three months ended April 30, 2011 compared to the three months ended April 30, 2010.

Revenues for the three months ending April 30, 2011 were $36,572,826 compared to revenues of $24,597 for the comparable quarter ended April 30, 2010. The significant increase is the result of the acquisition of e-Biofuels, LLC and its rapid increase in operations and expansion of the plant capacity. Coquille Bay continues to suffer from a lack of available gas for gas lift and as a result the Company continues to conserve natural gas and limits sales. We presently expect that our biodiesel sales will account for the majority of our revenues during the current fiscal year. We expect revenues to continue to increase compared to the prior fiscal year with a full year of biodiesel sales from our e-biofuels subsidiary assuming operations continue at current levels.

Total direct expenses for the quarter ended April 30, 2011 were $30,046,823 compared to $106,762 for the same quarter ended a year earlier. Direct operating expenses have increased due to the costs associated with e-biofuels. We experienced increased activity in Coquille Bay field for the year. General and administrative costs (“G&A”) for the quarter ended April 30, 2011 were $1,704,670 compared to $144,979 for the quarter ended April 30, 2010. We expect significantly increased G&A costs as a result of a full year of inclusion of e-biofuels, however, we do not anticipate the addition of significant staff at e-biofuels despite increased production levels and as a result we anticipate increased overall margins. Interest costs increased to $446,877 for the quarter ended April 30, 2011 compared to $16,723 for the prior quarter as a result of the acquisition of e-Biofuels and its debt. On a full-year basis, interest rates are expected to increase substantially above 2010 levels.

The Company incurred a net after tax income of $4,463,377 ($0.17 per share) for the quarter ended April 30, 2011 compared to an after tax loss of $249,021 ($0.013 per share) for the prior year quarter ended April 30, 2010. The net gain for the current quarter is primarily the result of the operations of e-Biofuels, LLC generated a net gain of $5,402,768 for the quarter.

Nine months ended April 30, 2011 compared to the Nine months ended April 30, 2010.

Revenues for the nine months ending April 30, 2011 were $66,448,910 compared to revenues of $122,868 for the comparable period ended April 30, 2010 and represent a substantial increase over the prior year period due to the purchase of e-Biofuels and the significant improvement in its revenues and operating capacity. The Company’s production at Coquille Bay is limited by available salt water disposal capacity and gas available for gas lift. The Company completed an initial phase of workover efforts to increase gas and to rework its saltwater disposal well to increase its capacity, however, the well work resulted in additional oil production and not additional gas production. As a result, additional workovers will be required to develop enough gas for gas lift at peak levels. Our production is currently limited and we have not accumulated enough oil to sell a load. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as we continue to improve operations in the field.

Direct expenses were $56,254,576 for the nine months ended April 30, 2011 compared to $399,182 for the same period ended April 30, 2010. Direct costs associated with the biodiesel plant were $55,591,341 and will fluctuate with changes in feedstock costs in the future. The Company believes that most of the start-up expenses for its operations at Coquille Bay have been eliminated. Normal levels of operating costs are reflected in the prior year’s quarter with sustained production at Coquille Bay. No significant expenses were incurred during the quarter on the Duke gold mine. Operating expenses are expected to increase as workover operations commence to improve production in the future, subject to availability of capital.

General and administrative costs were $3,742,355 for the nine months ending April 30, 2011 compared to $382,386 for the same period a year earlier. G&A expenses are expected to continue to increase in subsequent quarters as the Company adds staff and as it incurs expenses to close the e-biofuels acquisition. Interest expense for the six months was $1,249,940 in 2011 compared to $48,425 for the same period in 2010 and are expected to remain at or near those levels as a result of the assumption of debt associated with e-Biofuels.

The Company had an after-tax net income of $5,655,621 ($0.23 per share) for the quarter ended April 30, 2011 compared to a net loss of $723,865 ($0.040 per share) for the comparable quarter a year earlier. The net income for the quarter reflects the improvements in the production of biodiesel at e-Biofuels and increased prices and margins. The Company showed other income of approximately $1,091,749 from the completion of its Clean Sands agreement and from the settlement of obligations at e-Biofuels. The Company does not expect its oil and gas operations to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly. At the present time, the Company lacks the available capital to pursue a substantial program to improve oil and gas production.

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

In connection with the acquisition of e-Biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. The following is a description of the terms and conditions of each facility as of April 30, 2011:

First Merchants Bank, N.A. Term Loans: The Company has three term loans with First Merchants Bank: Term Loan A has a balance due of $2,422,617 and an interest rate of 8%; Term Loan B has a balance due of $5,163,322 with an interest rate of 8%; and Term Loan C has a balance due of $3,115,167 with an interest rate of 10%. The Term loans expired on December 31, 2010 and the Bank agreed to an extension until June 30, 2011 to allow the Company enough time to re-finance the notes. The Notes are secured by all of the assets of e-biofuels; the personal guarantees of Craig Ducey and Chad Ducey and by a corporate guarantee of the Company. The Company is in compliance with the terms of these notes under the extension agreement, however that agreement expires June 30, 2011. The Company and the Bank are currently in negotiations to extend these notes. As an enticement to the Bank to extend, the Company has voluntarily accelerated principal payments under the Notes, however, there can be no assurance that the Company will be successful in obtaining new financing on terms acceptable to the Company or that the bank will agree to further extensions to allow additional time for refinancing efforts to be successful.

Cienna Capital/ Small Business Administration Mortgage Note: The Company has a mortgage secured by the real estate and facility located in Middletown, Indiana. The balance due is $1,570,896 with a variable interest rate . The note is further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 25.5 years from December 2007.

SBA Equipment Loan: The Company obtained a loan for the purchase of equipment through the issuance of a Debenture in December 2007 in the original amount of $772,000. The balance due is $545,722 with an interest rate of 6.5%. The note is secured by certain equipment located at the Middletown, Indiana plant and further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 120 months.

Capital Leases: The Company has capital leases related to vehicles used in the operation of the facility at Middletown, Indiana which total $485,592 and have varying market based interest rates.

Other Debt: The Company has private notes and debt with various individuals, small companies and its Chairman that totals $6,313,835 as of April 30, 2011. Generally this debt is unsecured and bears market interest rates and flexible terms. Approximately $4.0 million of this debt was converted to equity subsequent to the end of the quarter. (See “Subsequent Events”)

Clean Sands Loan: On September 30, 2010, the Company entered into a Financing Agreement with Clean Sands International, LLC to provide $250,000 in funds for the construction of a commercial scale demonstration unit for its oil sand recovery project. The term of the loan is 12 months with interest paid monthly at 12%. The loan was secured by the equipment and a warrant to purchase 2,000,000 shares of the Company’s common stock at $0.006/share. The warrants were only issueable in the event that the Company defaulted on the loan on or before September 30, 2011. The loan was a part of the Term Sheet executed between the Company and Clean Sands that also provided for the negotiation of a License Agreement covering several territories outside the United States that, if completed, would be granted to Clean Sands for development of the technology. The parties completed the Agreement in January 2011 and the note was repaid out of the proceeds of the Agreement

The level of the Company’s capital expenditures will vary in the future depending on commodity market conditions, upon the level of biodiesel production and oil and gas activity achieved by the Company, the success of its remedial workover operations and upon the availability of capital for discretionary and non-discretionary projects. The Company anticipates that its cash flow will be sufficient to fund its operations at their current levels however, additional funds or borrowings will be required for expansion. Because the timing of acquisitions of additional oil and gas properties is uncertain, additional borrowings will be required to fund new acquisitions and the timing of those borrowings is uncertain.

The Company has also has obtained certain unsecured loans from various individuals and from its Chairman and President, Jeffrey T. Wilson, in the approximate amount of $552,285 as of April 30, 2011. These loans bear market rates of interest and flexible terms and are generally unsecured. These funds have been used to maintain the Company’s biodiesel, oil and gas and mining activities and fund its overhead requirements. In addition, as a result of the acquisition of e-biofuels, the Company issued notes payable to the principals of e-biofuels in the amount of $3.75 million with a 10% interest rate. Principal and interest under these notes is accrued and due and payable at the end of four years from May 2010. Subsequent to the end of the quarter, the Company redeemed these notes in exchange for common stock. (See Subsequent Events). As of April 30, 2011, the Company has accrued salaries due its Chairman and President of $366,001 and accounts payable due to Werks Management, a company owned by Craig Ducey and Chad Ducey, in the amount of $51,650. Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At April 30, 2011, the Company had current assets of $5,662,905, including $1,067,284 in cash and cash equivalents, $2,919,472 in trade and oil and gas accounts receivable, $1,511,417 in inventories and current liabilities of $21,630,891, which resulted in negative working capital of $15,967,986. The negative working capital position is comprised of senior debt of $11,732,421; trade accounts payable of $2,274,209; of accrued expenses payable of $6,142,169 consisting primarily of settlements and contingent liabilities and of interest and accrued salaries payable to the Company’s President and oil and gas suspense accounts; notes payable to related parties of $552,285; and short-term third party notes payable of $1,441,767. As of April 30, 2011 the Company had cash of $1,067,284.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K/A, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer concluded that as of April 30, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of October 31, 2010. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of April 30, 2011, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

Remediation Initiative

With the acquisition of e-biofuels, we have added additional accounting personnel. We have hired a chief Financial Officer for e-Biofuels, LLC, which contributes most of our current revenues and we intend to consolidate our accounting functions under that individual as soon as practical. We have continued to engage an outside consulting firm to assist us in implementing additional controls to improve our overall control processes and provide checks and balances. In addition, it is our intention to hire a minimum of two qualified accounting individuals as soon as the necessary financial resources become available to further supplement our accounting functions.

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

No additional changes in internal controls were made during the quarter ended April 30, 2011.

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

The Company has accrued revenue payable, legal and petty suspense accounts in the amount of $173,907, $323,213 and $6,422, respectively, as of April 30, 2011. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business. Suspense accounts are cleared out annually and paid to the owners. The Company has a plugging liability for oil and gas operations in the various states in the amount of $439,087. The Company has plugging bonds posted with the state regulatory agencies in the amount of $1,208,500 to offset the cost of plugging wells in the future.

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

Pearl River Navigation vs. Imperial Petroleum, Inc.

Pearl River conducted barge and crane operations after hurricane Katrina on the Coquille Bay field in Louisiana on behalf of the working interest owners. A dispute arose between the parties regarding the availability of Pearl River’s crane operator on weekends, despite the fact that Pearl River continued to bill for such operations. The Company refused to pay the disputed invoices and Pearl River filed a lien in the amount of approximately $789,000 despite approximately $225,000 in payments by the Company. . Pearl River filed a lawsuit dated August 1, 2007 in the 25 th Judicial District Court for the Parish of Plaquemines, State of Louisiana. the case was moved to the United States District Court for the Eastern District of Louisiana, civil Action No. 07-9619, Section “I”(4). The Company and Pearl River have settled the case and Pearl River has agreed to accept payment of $100,000 on monthly payment terms from production and an overriding royalty interest in the Coquille Bay field.

Aventine Renewable Energy Holdings v. e-biofuels, LLC and

e-biofuels, LLC v. Aventine Renewable Energy Holdings

This suit was filed in the United States Bankruptcy Court for the District of Delaware. e-biofuels and Aventine entered into a purchase agreement on April 4, 2008. Aventine was to purchase fuel at $3.815 per gallon for a total of six million gallons. Aventine failed to purchase six million gallons. e-biofuels claims that Aventine initially breached the agreement when it advised e-biofuels of an anticipatory repudiation of the agreement. e-biofuels and Aventine claim more than $2,500,000.00 in damages due to the other’s breach. This case will be tried in 2011 and management is confident that e-Biofuels will prevail. The Company has reached a tentative settlement of the litigation subsequent to the end of the quarter, however no definitive settlement agreements have been completed yet.

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

Vinmar Overseas, LTD. v. e-biofuels, LLC

Vinmar filed suit in the United States District Court for the Southern District of Texas, Houston Division, claiming that Vinmar and e-biofuels entered into a contract under which e-biofuels agreed to supply 500,000 gallons of FAME B99 to Vinmar. Vinmar claimed that e-biofuels failed to deliver the required quantities of product and owed $2,000,000.00 plus as a result of the breach and lost profit. Vinmar lost its claim of lost profit. Vinmar filed suit in Henry Circuit Court domesticating the judgment in favor of Vinmar and against e-biofuels for $930,546.87. Payments are being made toward that judgment. Subsequent to the end of the quarter, the company reached a settlement of the judgment, including the dismissal of the pending appeal.

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

Our common stock is thinly traded.

We have approximately 27.1 million shares of common stock outstanding, held by approximately 647 holders of record. Directors and officers own or have voting control over approximately 6.7 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

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

Dated: June 14, 2011