Form 10-Q/A
period 2011-01-31
IMPERIAL PETROLEUM INC
filed 2011-10-14
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

FORM 10-Q/A

(Amendment No.1)

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended January 31, 2011

PART I – FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements.	1

Condensed Consolidated Balance Sheets as of July 31, 2010 and January 31, 2011		2

Condensed Consolidated Statements of Operations for the three months and six months ended January 31, 2011 and 2010		3

Condensed Consolidated Statements of Cash Flows for the three months and six months ended January 31, 2011 and 2010		4

Notes to Condensed Consolidated Financial Statements		5

Item 2.	Management’sDiscussion and Analysis of Financial Condition and Results of Operations.	10

Item 3.	Quantitativeand Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and Item 5. Other Information are not applicable		15-22

Item 6.	Exhibits	22

SIGNATURES

EXPLANATORY NOTE

Imperial Petroleum, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its quarterly report on Form 10-Q for the quarter ended January 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2011 (the “Original Report”) to amend the following:

1) Item 1 of Part I, “Financial Statements” to restate the unaudited condensed consolidated balance sheet as of January 31, 2011 in order to correctly report revenue, net income and current liabilities.

2) Item 4T of Part I, “Controls and Procedures,” to provide that the Company’s controls and procedures as of the end of the period covered by this report were not effective;

The effect of the condensed consolidated financial statement adjustments related to the restatement of our previously reported unaudited condensed consolidated balance sheet as of January 31, 2011 included in the Original Report are summarized in “Part I – Item 1. Financial Statements” and “Notes to Condensed Consolidated Financial Statements - Note 7” included in this Amendment.

This Amendment should be read in conjunction with the Original Report. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update any related or other disclosures.

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

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	31-Jan-11	31-Jul-10
	Unaudited Restated	Audited
ASSETS
Current Assets
Cash and Cash Equivalents	$56,855	$28,525
Accounts Receivable	2,432,230	121.252
Inventory	438,738	139,350
Other Current Assets	133,273	418,186

Total current assets	3,061,126	707,313
Property, Plant and Equipment
Fixed Assets	11,918,466	10,983,569
Oil and gas properties (full cost method)	4,257,876	3,530,375

	16,176,342	14,513,944
Less: Accumulated DD&A	(2,716,512)	(2,296,270)

Net property, plant and equipment	13,459,830	12,217,674
Other Assets:
License Agreement, net of amortization of $8,166 and $1,167, respectively	201,834	208,833
Other Assets	220,000	0

TOTAL ASSETS	$16,942,790	$13,133,820

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$2,702,289	$2,896,376
Accrued expenses	6,345,741	5,539,283
Notes payable-current portion	1,748,152	1,633,849
Note payable-related parties	444,286	434,574
Term Loans	10,819,263	11,067,608
Other Senior Debt	563,194	670,643
Other current liabilities	2,331,223	283,023

Total current liabilities	24,952,871	22,480,356
Long Term Liabilities
Mortgage Note	1,581,493	1,533,464
Notes Payable, Other	454,534	649,031
Notes Payable, Related Parties	3,750,000	3,750,000
Asset Retirement Obligation	439,087	439,087

Total non-current liabilities	6,225,114	6,371,472
Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 25,425,394 and 21,364,813 issued and outstanding , respectively	152,552	128,190
Common Stock, owed but not issued (1,000,000 shares at 7/31/10, none at 1/31/11)	0	6,000
Additional paid-in capital	13.008,782	11,979,071
Retained earnings	(27,397,828)	(27,831,379)

Total stockholder’s equity	(14,236,494)	(15,718,118)

Total Liabilities and Stockholder’s Equity	$16,942,790	$13,133,820

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending			Six Months Ending
	01/31/11	01/31/10		01/31/11	01/31/10
	Restated			Restated
Revenue
Biofuels revenue	$13,090,859		$0	$28,921,186		$0
Oil and gas revenue	75,228		35,294	104,179		98,271
Other revenue	29,200		0	92,027		0

Total operating income	$13,195,287		$35,294	$29,117,392		$98,271
Costs and Expenses:
Biofuels direct expense	$12,275,542	$		$25,853,710	$
Oil and Gas expenses	240,078		91,323	354,043		292,420
General and administrative	731,839		141,603	2,037,685		237,407
Depreciation, depletion and amort.	214,070		4,557	427,243		12,114

Total costs and expenses	$13,461,529		$237,483	$28,672,681		$541,941

Net gain/(loss) from operations	$(266,242)		$(202,189)	$444,711		$(443,670)
Other income and (expense)
Interest expense	(471,483)		(19,387)	(803,063)		(31,207)
Interest income	0		132	0		528
Amortization of loan fees	0		0	0		0
Other Income	481,904		0	791,904		0

Total other income/(expense)	10,421		(19,519)	(11,159)		(31,735)

Net gain/ loss before income taxes	$(255,821)		(221,444)	433,552		(474,844)
Provision for income taxes
Current	0		0	0		0
Deferred	0		0	0		0

Total benefit from income taxes	0		0	0		0

Net gain/loss	$(255,821)		$(221,444)	$433,552		$(474,844)

Net gain/loss per share-basic	$(0.011)		$(0.012)	$0.019		$(0.027)

Weighted average shares outstanding-basic	23,825,127		17,535,870	23,162,748		17,250,155
Net gain per share-diluted	$ N/A		N/A	$0.018		N/A

Weighted average shares outstanding-diluted	24,877,399		N/A	24,215,020		N/A

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ending
	1/31/11	1/31/10
	Restated
Operating activities:
Net income/(loss)	$433,552	$(474,844)
Depreciation, depletion and amortization	427,243	12,114
Options issued for compensations	—	74,468
Gain on sale of licensing rights	(500,000)	—
Stock and options issued for services	160,572	7,100
Amortization of stock and options issued for services	76,875	—
Changes in operating assets and liabilities:
Change in accounts receivable	(2,310,978)	(40,196)
Change in inventory	(299,388)	—
Change in other assets	(11,962)	—
Change in accounts payable	(139,097)	247,428
Change in accrued expenses	806,458	95,406
Changes in other liabilities	2,048,200	95,406

Net cash provided by (used in) operating activities	691,475	16,882

Cash flow from Investing activities:
Purchases and improvements to fixed assets	(355,474)	(5,630)
Proceeds from sale of licensing rights	275,000	—
Reinvestment in certificates of deposit	—	(826)

Net cash provided by (used in) investing activities	(80,474)	(6,456)

Financing activities:
Proceeds (payments) on notes payable, net	(592,383)	98,500
Proceeds (payments) on notes payable-related party	9,712	(1,000)

Net cash provided by (used in) financing activities	(582,671)	97,500

Net (decrease) increase in cash	28,330	107,926
Cash and cash equivalents, beginning of period	28,525	17,153

Cash and cash equivalents, end of period	$56,855	$125,079

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$357,405	$—

Income taxes	$—	—

Non-cash financing activities:
Options issued for compensation	$—	$74,468

Stock and options issued for services	$160,572	$7,100

Options exercised for notes and accounts payable	$60,000	$—

Equipment acquired with notes payable	$479,424	$—

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

(7)	Restatement of Financial Statement

On October 6, 2011, the audit committee of the Board of Directors of Imperial Petroleum, Inc. (the “Company”) concluded that the Company’s consolidated financial statements for the quarters ended January 31, 2011 and April 30, 2011 should be restated because it incorrectly recorded the revenue for the periods in question. The Company concluded that a portion of the revenue should have been deferred and that the associated transactions were incorrectly accounted for under U.S. generally accepted accounting principles (“GAAP”).

The Company has concluded that there were accounting errors with respect to the recognition of revenue associated with certain volumes of biodiesel that were paid for by a customer but not delivered within the periods in questions. For the fiscal year, the volumes in question amount to less than 3% of total sales, however, as a result of the inability of the Company’s old accounting system (which has been replaced) to adequately track sales of biodiesel in real time, certain contract volumes within the quarterly periods, though paid for by the customer, remained undelivered during the period and represent material adjustments to the quarterly financial presentation. These amounts were booked originally as revenue for the period and should have been carried as a liability under customer accounts as other current liabilities, since payment had been received by the Company but the volumes had not been delivered to the customer.

The following table sets forth the effects of the restatement on certain line items within our consolidated balance sheet to the quarter ending January 31, 2011 and our consolidated income statement for the quarter and six months ending January 31, 2011.

Consolidated Balance Sheet	As of January 31, 2011
	As Restated	As Previously Filed
Other Current Liabilities	$2,331,223	$1,572,531
TOTAL CURRENT LIABILITIES	24,952,871	24,194,179
Retained Earnings	(27,397,828)	(26,639,136)
TOTAL SHAREHOLDERS’ EQUITY	(14,236,494)	(13,477,802)

Consolidated Income Statement	Three Months Ended January 31, 2011		Six Months Ended January 31, 2011
	As Restated	As Previously Filed	As Restated	As Previously Filed
Revenue	$13,195,287	$13,953,979	29,117,392	29,867,084
Net Income (loss)	(255,821)	502,871	433,552	1,192,244
Basic and diluted income (loss) per share:
Net Income (loss) per share-basic	$(0.011)	0.021	0.019	(0.051)
Net income (loss) per share diluted	N/A	0.020	0.018	(0.049)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Three months ended January 31, 2011 compared to Quarter ended January 31, 2010.

Revenues for the three months ending January 31, 2011 were $13,195,287 compared to revenues of $35,294 for the comparable quarter ended January 31, 2010. The significant increase is the result of the acquisition of e-Biofuels, LLC and its operations. Coquille Bay continues to suffer from a lack of available gas for gas lift and as a result the Company continues to conserve natural gas and limits sales. We presently expect that our biodiesel sales will account for the majority of our revenues during the current fiscal year. We expect revenues to increase dramatically compared to the prior fiscal year with a full year of biodiesel sales from our e-biofuels subsidiary.

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

The Company incurred a net after tax loss of $255,821 ($0.011 per share) for the quarter ended January 31, 2011 compared to an after tax loss of $221,444 ($0.012 per share) for the prior year quarter ended January 31, 2010. The net loss for the current quarter is primarily the result of the operations of e-Biofuels, LLC as a result of the failure of the Company to deliver certain contracted volumes of biodiesel.

Six months ended January 31, 2011 compared to the Six months ended January 31, 2010.

Revenues for the six months ending January 31, 2011 were $29,117,392 compared to revenues of $98,271 for the comparable period ended January 31, 2010 and represent a substantial increase over the prior year period due to the purchase of e-Biofuels and the significant improvement in its revenues. The Company’s production at Coquille Bay is limited by available salt water disposal capacity and gas available for gas lift. The Company completed an initial phase of workover efforts to increase gas and to rework its saltwater disposal well to increase its capacity, however, the well work resulted in additional oil production and not additional gas production. As a result, additional workovers will be required to develop enough gas for gas lift at peak levels. Our production is currently limited and we have not accumulated enough oil to sell a load. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as we continue to improve operations in the field.

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

The Company had an after-tax net income of $433,552 ($0.019 per share) for the quarter ended January 31, 2011 compared to a net loss of $474,844 ($0.027 per share) for the comparable quarter a year earlier. The net income for the quarter reflects the improvements in the production of biodiesel at e-Biofuels and increased prices and margins. The Company showed other income of approximately $500,000 from the completion of its Clean Sands agreement which was offset by losses associated with its oil and gas operations. The Company does not expect its oil and gas operations to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly. At the present time, the Company lacks the available capital to pursue a substantial program to improve production.

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

At January 31, 2011, the Company had current assets of $3,061,126, including $56,885 in cash and cash equivalents, $832,586 in trade and oil and gas accounts receivable, $1,599,644 in biofuels tax payments due, $438,738 in inventories and current liabilities of $24,952,871, which resulted in negative working capital of $21,891,745. The negative working capital position is comprised of senior debt of $11,836,993; trade accounts payable of $2,702,289; other current liabilities related to undelivered volumes of biodiesel of $758,692; of accrued expenses payable of $6,345,741 consisting primarily of settlements and contingent liabilities and of interest and accrued salaries payable to the Company’s President and oil and gas suspense accounts; notes payable to related parties of $444,286; and short-term third party notes payable of $1,748,152. As of January 31, 2011 the Company had cash of $56,885.

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

During the review of the circumstances surrounding the amendment of this report, the Board of Directors of the Company determined that the Company’s controls and procedures were not effective for the quarter ended January 31, 2011.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified two material weaknesses in internal control over financial reporting existing as of October 31, 2010. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of January 31, 2011, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

Lack of Effective Accounting Systems to Match Sales Volumes to Contract Volumes

The Company’s accounting system was not able to provide real-time tracking of biodiesel volumes delivered to customers and as a result relied on manual tracking of sales volumes by contracts and as a result was subject to error. The Company under-delivered approximately 193,381 gallons of biodiesel during the quarter that had been paid for by the customer.

Remediation Initiative

With the acquisition of e-biofuels, we have added additional accounting personnel. We have continued to engage an outside consulting firm to assist us in implementing additional controls to improve our overall control processes and provide checks and balances. In addition, it is our intention to hire a minimum of two qualified accounting individuals as soon as the necessary financial resources become available. Subsequent to the end of the quarter, we changed accounting systems, added a VP of Finance, a Controller and a logistics person to more closely monitor sales volumes. The new accounting system can now track sales of biodiesel in real time.

Other than the weaknesses identified above and our remediation of the weakness, there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

No additional changes in internal controls were made during the quarter ended January 31, 2011. Subsequent to the end of the quarter, we changed accounting systems, added a VP of Finance, a Controller and a logistics person to more closely monitor sales volumes. The new accounting system can now track sales of biodiesel in real time.

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

Dated: October 13, 2011