Form 10-Q/A
period 2011-04-30
IMPERIAL PETROLEUM INC
filed 2011-10-14
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-09923

IMPERIAL PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3386019
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

101 NW 1st Street, Suite 213 Evansville, Indiana	47708

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended April 30, 2011

PART I – FINANCIAL INFORMATION
Page

Item 1. Financial Statements.	1

Condensed Consolidated Balance Sheets as of July 31, 2010 and April 30, 2011	2

Condensed Consolidated Statements of Operations for the three months and nine months ended April 30, 2011 and 2010	3

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Controls and Procedures	13

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item  1A. Risk Factors, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and Item  5. Other Information are not applicable

15-22

Item 6. Exhibits	22

SIGNATURES

EXPLANATORY NOTE

Imperial Petroleum, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its quarterly report on Form 10-Q for the quarter ended April 30, 2011 filed with the Securities and Exchange Commission (“SEC”) on June 14, 2011 (the “Original Report”) to amend the following:

1) Item 1 of Part I, “Financial Statements” to restate the unaudited condensed consolidated balance sheet as of April 30, 2011 in order to correctly report revenue, net income and current liabilities.

2) Item 4T of Part I, “Controls and Procedures,” to provide that the Company’s controls and procedures as of the end of the period covered by this report were not effective;

The effect of the condensed consolidated financial statement adjustments related to the restatement of our previously reported unaudited condensed consolidated balance sheet as of April 30, 2011 included in the Original Report are summarized in “Part I – Item 1. Financial Statements” and “Notes to Condensed Consolidated Financial Statements - Note 7” included in this Amendment.

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

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	30-April-11	31-Jul-10
	Unaudited Restated	Audited
ASSETS
Current Assets
Cash and Cash Equivalents	$1,067,284	$28,525
Accounts Receivable	2,919,472	121.252
Inventory	1,511,417	139,350
Other Current Assets	164,732	418,186

Total current assets	5,662,905	707,313
Property, Plant and Equipment
Fixed Assets	12,163,620	10,983,569
Oil and gas properties (full cost method)	4,674,545	3,530,375

	16,838,165	14,513,944
Less: Accumulated DD&A	(2,904,114)	(2,296,270)

Net property, plant and equipment	13,934,051	12,217,674
Other Assets:
License Agreement, net of amortization of $11,666 and $1,167, respectively	198,334	208,833
Other Assets	220,000	0

TOTAL ASSETS	$20,015,290	$13,133,820

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$2,274,209	$2,896,376
Accrued expenses	6,142,169	5,539,283
Notes payable-current portion	1,441,767	1,633,849
Note payable-related parties	552,285	434,574
Term Loans	10,701,107	11,067,608
Other Senior Debt	383,252	670,643
Other current liabilities	2,990,003	283,023

Total current liabilities	24,484,792	22,480,356
Long Term Liabilities
Mortgage Note	1,570,897	1,533,464
Notes Payable, Other	648,063	649,031
Notes Payable, Related Parties	3,750,000	3,750,000
Asset Retirement Obligation	439,087	439,087

Total non-current liabilities	6,408,047	6,371,472
Stockholder’s Equity
Common stock of $.006 par value; authorized 150,000,000 shares; 27,127,006 and 21,364,813 issued and outstanding , respectively	162,762	128,190
Common Stock, owed but not issued (1,000,000 shares at 7/31/10, none at 4/30/11)	0	6,000
Additional paid-in capital	13.989,349	11,979,071
Retained earnings	(25,029,660)	(27,831,379)

Total stockholder’s equity	(10,877,549)	(15,718,118)

Total Liabilities and Stockholder’s Equity	$20,015,290	$13,133,820

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Nine Months Ending
	04/30/11	04/30/10	04/30/11	04/30/10
	Restated		Restated
Revenue
Biofuels revenue	$34,412,933	$0	$62,987,166	$0
Oil and gas revenue	64,684	24,597	168,663	122,868
Other revenue	0	0	439,180	0

Total operating income	$34,477,617	$24,597	$63,595,009	$122,868
Costs and Expenses:
Biofuels direct expense	$29,737,631	$0	$55,591,341	$0
Oil and Gas expenses	310,191	106,762	664,234	399,182
General and administrative	1,704,670	144,979	3,742,355	382,386
Depreciation, depletion and amort.	209,925	5,154	637,168	17,268

Total costs and expenses	$31,962,417	$256,895	$60,635,098	$798,836

Net gain/(loss) from operations	$2,515,200	$(232,298)	$2,959,911	$(675,968)
Other income and (expense)
Interest expense	(446,877)	(16,723)	(1,249,940)	(48,425)
Interest income	0	0	0	528
Amortization of loan fees	0	0	0	0
Other Income	299,845	0	1,091,749	0

Total other income/(expense)	(147,032)	(16,723)	(158,191)	(47,897)

Net gain/ loss before income taxes	$2,368,168	(249,021)	2,801,720	(723,865)
Provision for income taxes
Current	0	0	0	0
Deferred	0	0	0	0

Total benefit from income taxes	0	0	0	0

Net gain/loss	$2,368,168	$(249,021)	$2,801,720	$(723,865)

Net gain/loss per share-basic	$0.090	$(0.013)	$0.116	$(0.040)

Weighted average shares outstanding-basic	26,365,777	17,666,813	24,222,486	17,317,259
Net gain per share-diluted	$0.085	N/A	$0.109	N/A

Weighted average shares outstanding-diluted	27,880,451	N/A	25,737,160	N/A

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending
	4/30/11	4/30/10
	Restated
Operating activities:
Net income/(loss)	$2,801,720	$(723,865)
Depreciation, depletion and amortization	637,168	17,268
Options issued for compensation	363,328	74,468
Gain on sale of licensing rights	(500,000)	—
Gain on settlement of debt	(233,222)
Stock and options issued for services	196,572	7,100
Amortization of stock and options issued for services	131,980	—
Changes in operating assets and liabilities:
Change in accounts receivable	(2,798,220)	16,275
Change in inventory	(1,372,067)	—
Change in other assets	43,412	—
Change in accounts payable	(567,177)	335,582
Change in accrued expenses	602,866	131,187
Changes in other liabilities	2,691,870	0

Net cash provided by (used in) operating activities	1,998,230	(141,985)

Cash flow from Investing activities:
Purchases and improvements to fixed assets	(413,027)	(19,713)
Proceeds from sale of licensing rights	275,000	—
Reinvestment in certificates of deposit	—	(1,116)

Net cash provided by (used in) investing activities	(138,027)	(20,839)

Financing activities:
Proceeds (payments) on notes payable, net	(939,155)	157,000
Proceeds (payments) on notes payable-related party	117,711	13,700

Net cash provided by (used in) financing activities	(821,444)	170,700

Net (decrease) increase in cash	1,038,759	7,886
Cash and cash equivalents, beginning of period	28,525	17,153

Cash and cash equivalents, end of period	$1,067.284	$25,039

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$558,441	$—

Income taxes	$0	—

Non-cash financing activities:
Options issued for compensation	$363,328	$74,468

Stock and options issued for services	$196,572	$7,100

Options exercised for notes and accounts payable	$60,000	$—

Equipment acquired with notes payable	$479,424	$—

Equipment acquired with stock	$1,244,168	$0

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

(f.) February 19,2011; Issued 1,041,667 shares in connection with the purchase of 62.5% interest in the Coquille Bay pipeline.

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

The Company has agreed in principal to a confidential settlement of the Aventine Renewable Energy, Inc. lawsuit and the counter-lawsuit of e-Biofuels against Aventine and is currently reviewing agreements to terminate these lawsuits and finalize the settlement.

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

The following table sets forth the effects of the restatement on certain line items within our consolidated balance sheet to the quarter ending April 30, 2011 and our consolidated income statement for the quarter and nine months ending April 30, 2011.

Consolidated Balance Sheet	As of April 30, 2011
	As Restated	As Previously Filed
Other Current Liabilities	$2,990,003	$136,102
TOTAL CURRENT LIABILITIES	24,484,792	21,630,891
Retained Earnings	(25,029,660)	(22,175,759)
TOTAL SHAREHOLDERS’ EQUITY	(10,877,549)	(8,023,648)

Consolidated Income Statement	Three Months Ended April 30, 2011		Nine Months Ended April 30, 2011
	As Restated	As Previously Filed	As Restated	As Previously Filed
Revenue	$34,477,617	$36,572,826	63,595,009	66,448,910
Net Income (loss)	2,368,168	4,463,377	2,801,720	5,655,621
Basic and diluted income (loss) per share:
Net Income (loss) per share-basic	$0.09	0.17	0.116	0.233
Net income (loss) per share diluted	0.085	0.16	0.109	0.220

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenues for the three months ending April 30, 2011 were $34,477,617 compared to revenues of $24,597 for the comparable quarter ended April 30, 2010. The significant increase is the result of the acquisition of e-Biofuels, LLC and its rapid increase in operations and expansion of the plant capacity. Coquille Bay continues to suffer from a lack of available gas for gas lift and as a result the Company continues to conserve natural gas and limits sales. We presently expect that our biodiesel sales will account for the majority of our revenues during the current fiscal year. We expect revenues to continue to increase compared to the prior fiscal year with a full year of biodiesel sales from our e-biofuels subsidiary assuming operations continue at current levels.

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

The Company incurred a net after tax income of $2,368,168 ($0.09 per share) for the quarter ended April 30, 2011 compared to an after tax loss of $249,021 ($0.013 per share) for the prior year quarter ended April 30, 2010. The net gain for the current quarter is primarily the result of the operations of e-Biofuels, LLC.

Nine months ended April 30, 2011 compared to the Nine months ended April 30, 2010.

Revenues for the nine months ending April 30, 2011 were $63,595,009 compared to revenues of $122,868 for the comparable period ended April 30, 2010 and represent a substantial increase over the prior year period due to the purchase of e-Biofuels and the significant improvement in its revenues and operating capacity. The Company’s production at Coquille Bay is limited by available salt water disposal capacity and gas available for gas lift. The Company completed an initial phase of workover efforts to increase gas and to rework its saltwater disposal well to increase its capacity, however, the well work resulted in additional oil production and not additional gas production. As a result, additional workovers will be required to develop enough gas for gas lift at peak levels. Our production is currently limited and we have not accumulated enough oil to sell a load. We expect fluctuating oil sales in the future as a result of the timing of oil sales by barge in south Louisiana and as we continue to improve operations in the field.

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

The Company had an after-tax net income of $2,801,720 ($0.116 per share) for the quarter ended April 30, 2011 compared to a net loss of $723,865 ($0.040 per share) for the comparable quarter a year earlier. The net income for the quarter reflects the improvements in the production of biodiesel at e-Biofuels and increased prices and margins. The Company showed other income of approximately $1,091,749 from the completion of its Clean Sands agreement and from the settlement of obligations at e-Biofuels. The Company does not expect its oil and gas operations to be profitable until its workover program is successfully completed and its oil and gas sales increase significantly. At the present time, the Company lacks the available capital to pursue a substantial program to improve oil and gas production.

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

At April 30, 2011, the Company had current assets of $5,662,905, including $1,067,284 in cash and cash equivalents, $2,919,472 in trade and oil and gas accounts receivable, $1,511,417 in inventories and current liabilities of $24,484,792, which resulted in negative working capital of $18,821,887. The negative working capital position is comprised of senior debt of $11,732,421; trade accounts payable of $2,274,209; other current liabilities related to undelivered volumes of biodiesel of $2,990,003of accrued expenses payable of $6,142,169 consisting primarily of settlements and contingent liabilities and of interest and accrued salaries payable to the Company’s President and oil and gas suspense accounts; notes payable to related parties of $552,285; and short-term third party notes payable of $1,441,767. As of April 30, 2011 the Company had cash of $1,067,284.

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

During the review of the circumstances surrounding the amendment of this report, the Board of Directors of the Company determined that the Company’s controls and procedures were not effective for the quarter ended April 30, 2011.

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

Lack of Effective Accounting Systems to Match Sales Volumes to Contract Volumes

The Company’s accounting system was not able to provide real-time tracking of biodiesel volumes delivered to customers and as a result relied on manual tracking of sales volumes by contracts and as a result was subject to error. The Company under-delivered approximately 816,422 gallons of biodiesel through the end of the third quarter that had been paid for by the customer.

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