Form 10-K
period 2011-07-31
IMPERIAL PETROLEUM INC
filed 2011-10-21
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-09923

IMPERIAL PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3386019
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

101 NW First Street, Suite 213

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On July 31, 2011, there were 34,905,136 shares of the Registrant’s common stock issued and outstanding. The aggregate market value of the Registrant’s voting stock held by non-affiliates is $30,160,758. See Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

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

Biodiesel and Biofuels:

“ASTM” refers to the American Society for Testing and Materials International, an organization that develops and delivers international voluntary consensus standards, including United States standards for fuel.

“ASTM D6751” refers to the ASTM specification for pure biodiesel, or B100, in the United States.

“ASTM D7467” refers to the ASTM specification for biodiesel blends in the United States from 6% to 20% biodiesel.

“ASTM D975” refers to the ASTM specification for diesel fuel in the United States, which includes up to 5% biodiesel.

“Biodiesel” means ASTM quality transportation fuel made from renewable vegetable, mineral, or animal fats and oils.

“B2, B5, B6, B10, B11, B99.9 and B100” refer to blends of biodiesel with petroleum-based diesel. The number represents the biodiesel percentage of the blend. For instance, a blend of 5% biodiesel and 95% petroleum-based diesel would be represented as B5.

“blender’s tax credit” refers to the federal excise tax credit of $1.00 per gallon of biodiesel that is available to the person who blends biodiesel with petroleum-based diesel.

“BQ-9000” refers to a cooperative and voluntary program for the accreditation of biodiesel producers and marketers. The program combines the ASTM standard for biodiesel, ASTM D6751, and a quality systems program that includes storage, sampling, testing, blending, shipping, distribution and fuel management practices.

“CBOT” refers to the Chicago Board of Trade.

“MMGY” refers to million gallons per year.

“nameplate production capacity” refers to the production capacity of a particular facility based on the expected annual throughput in gallons based upon producing at 100% of design capacity for approximately 330 days per year using a particular feedstock.

“Obligated Parties” refers to petroleum refiners and petroleum fuel importers in the 48 contiguous states and Hawaii that have annual renewable fuel volume obligations to use biofuels under RFS2.

“OPIS” refers to the Oil Price Information Service.

“RFS” refers to the renewable fuel standard created under the Energy Policy Act of 2005, which established the first renewable fuel volume requirement in the United States.

“RFS2” refers to the expanded renewable fuel standard that became effective July 1, 2010 requiring for the first time that a specific portion of the diesel fuel consumed in the United States annually be renewable.

“RIN” refers to a renewable identification number, which is a unit of measurement generated in connection with the production or importation of renewable fuel that may be used to satisfy certain renewable fuel requirements of RFS2.

“RVO” refers to a renewable volume obligation, the annual renewable fuel volume requirement for an Obligated Party under RFS2.

“ULSD” refers to ultra low sulfur diesel, which is diesel fuel containing 15 parts per million or less of sulfur, which is the current United States standard for on-road diesel fuel.

Oil & Natural Gas & Mining:

“Base Metals” refers to a family of metallic elements, including copper, lead and zinc.

“Bbl” means barrel.

“Bcf” means billion cubic feet.

“BOE” means equivalent barrels of oil.

“Company,” unless the context requires otherwise, means Imperial Petroleum, Inc., a Nevada corporation (“Imperial”) and its consolidated subsidiaries. Ridgepointe Mining Company, a Delaware corporation (“Ridgepointe”), , Phoenix Metals, Inc., dba The Rig Company a Texas corporation (“Phoenix”), Hoosier Biodiesel Company (formerly Global/Imperial Joint Venture Inc.) a Nevada corporation and e-Biofuels, LLC, an Indiana limited liability corporation.Phoenix was acquired effective April 30, 1997. Phoenix has conducted limited activities since 1997 as Imperial Environmental Company and subsequently as The Rig Company although it has not officially changed its name and now operates under the d/b/a of Imperial Chemical Company. Hoosier Biodiesel Company was incorporated in Nevada in 2000. The Company acquired 100% of the equity of e-Biofuels, LLC, effective on May 24, 2010, and as a result e-Biofuels, LLC became a wholly-owned subsidiary of the Company and its results of operations and financial statements are consolidated beginning on that date.

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

Imperial Petroleum, Inc., a Nevada corporation (“the Company”), has three primary areas of activity in energy production: (a.) we own and operate a biodiesel production facility with a nameplate capacity of approximately 30 MMGPY in Middletown, Indiana and produce ASTM quality transportation biodiesel; (b.) we own a license to revolutionary tar sand producing technology and the surfactant used therein and (c.) we own operating oil and natural gas wells in Louisiana. Our shares of common stock are quoted on the Over-the-Counter Market (“OTCQX”). The OTCQX is an electronic trading service offered by the National Association of Security Dealers (“NASD”) that shows real-time quotes, last sale prices and volume information for over-the-counter equity securities.

A summary of our activities by segment is included below:

Biodiesel Production: We acquired e-Biofuels, LLC in May 2010. We produce and sell ASTM quality transportation biodiesel as our primary product and crude glycerine as our secondary product. We currently operate a 30 MMGPY nameplate capacity plant located in Middletown, Indiana. In fiscal 2010 and fiscal 2011, we sold approximately 1.9 million and 26.4 million gallons of biodiesel respectively, representing approximately 0.6% in 2010 and an estimated 2.9% of United States biodiesel production. We are currently operating at the capacity of our Middletown plant at approximately 2.5-3.0 million gallons per month and we are undertaking another capacity expansion of the facility to approximately 50 MMGPY at the present time. Our biodiesel business accounted for revenues of $5.5 million in fiscal 2010 and $109.6 million in revenues in fiscal 2011 and currently represents approximately 99.6% of our total revenues for fiscal 2011.

We are a low-cost biodiesel producer. We produce our biodiesel from a wide variety of feedstocks, including soy oil, inedible animal fat, used cooking oil and inedible corn oil. We also have the capability to re-process off-spec methyl esters into ASTM quality biodiesel. We believe our ability to process these feedstocks provides us with a cost advantage over many biodiesel producers, particularly those that rely exclusively on higher cost virgin vegetable oils, such as soybean oil and those facilities that are not feedstock flexible. We are a RIN certified generating facility, we are qualified as an advanced biofuels producer and we are BQ 9000 certified.

Biodiesel is a small but growing part of the distillate pool. According to the United States Energy Information Administration (EIA) the petroleum-based distillate market in the United States comprises some 53 billion gallons annually which includes diesel fuel, heating oil and fuel used for power generation. Biodiesel is compatible with the existing diesel and distillate fuel infrastructure and has been mandated as an additive to petroleum diesel and heating oil in ever-increasing amounts through 2022 under the Renewable Fuel Standard (RFS2) which became effective on July 1, 2010. RFS2 requires that Obligated Parties (primarily refiners and fuel jobbers) blend biomass-based additives to diesel through 2022. Under the current supervision of the United States Environmental Protection Agency (EPA), the mandates, (including advanced biofuels volumes for which biodiesel qualifies) are 1.375 billion gallons in 2011, 2.0 billion gallons in 2012 and 2.75 billion gallons in 2013. Biodiesel is currently the only commercially significant RFS2-compliant biomass-based diesel fuel additive produced in the United States. As a result, demand for biodiesel has increased significantly There are a number of other federal and state incentives for the production of biodiesel and other renewable fuels that are discussed under the section below: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Heavy Oil Production: We formed Arrakis Oil Recovery, LLC in February 2010 to acquire a non-exclusive license for the development of a revolutionary new, eco-friendly process to recover oil (bitumen) from tar (oil) sands outside of Canada. The process is a non-thermal, mechanical and chemical process using a closed loop system to eliminate emissions. The process technology works equally well on oil-wet (US) tar sands or water-wet (Canadian) tar sands. We acquired an exclusive license to use the technology in Canada and completed an agreement with an international partner, wherein we retained an overriding royalty interest of 2.5% in the application of the process technology in Canada, Mexico, Venezuela,

Russia and Argentina in exchange for relinquishing its technology rights outside the United States. We acquired the exclusive rights to manufacture, sell and distribute the chemical surfactant used in the tar sands process technology and set up a distribution facility in Houston, Texas. We have acquired 121 acres in Kentucky and are leasing additional acreage in the vicinity as we complete the permitting process. We intend to move the 2,500 ton per day commercial processing unit we constructed in Texas to a permanent site in Kentucky on our acreage and to begin mining and processing tar sands to recover the heavy oil for sale to refineries.

Oil and Natural Gas Production: At July 31, 2011, we operated 18 oil and gas wells in Louisiana. Net daily production from the Company’s oil and gas properties was approximately 12.5 Bopd and 18 Mmcfpd for the year ended July 31, 2011 although we have established more continuous production since May 2011 at about 70 Bopd. The Company’s estimated net proven oil and gas reserves as of July 31, 2011 were 311 MBO and 3,109 Mmcfg, respectively and has an estimated present value discounted at 10% of approximately $13.99 million.

Gold Mining: We are the operator and owner of certain claims in Utah comprising the Duke Gold Mine, although no significant operations occurred during the fiscal year.

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

Recent Transactions:

The Company formed Arrakis Oil Recovery, LLC in February 2010 to acquire a non-exclusive license for the development of a revolutionary new, eco-friendly process to recover oil (bitumen) from tar (oil) sands outside of Canada. The process is a non-thermal, mechanical and chemical process using a closed loop system to eliminate emissions. The process technology works equally well on oil-wet (US) tar sands or water-wet (Canadian) tar sands. The Company acquired an exclusive license to use the technology in Canada from Proven Technology in exchange for 1.0 million shares of its restricted common stock in July 2010. The Company signed a Term Sheet on September 1, 2010 to access capital for the construction of a commercial scale demonstration facility and construction of the commercial unit was completed in November 2010 and the Company completed an agreement with an international partner, Clean Sands International, Inc., which included rights to Clean Sands to develop the technology in Canada, Russia, Venezuela, Mexico and Argentina in exchange for a fee paid to the Company of $500,000, an ongoing royalty interest of 2.5% of gross proceeds in the facilities developed by Clean Sands, including a royalty of 1.65% for a facility to be located in the southeastern United States and constructed by Clean Sands. The Company limited its rights to use the technology to the United States as a result of the agreement and consolidated its interest in Arrakis by purchasing its partners. The Company now owns 100% of Arrakis. (See Form 8-K filed February 3, 2011 and incorporated herein by reference.)

The Company acquired e-biofuels, LLC on May 24, 2010, a biodiesel producer located in Middletown, Indiana with a nameplate capacity of 15 million gallons per year. The Company issued 2.0 million shares of its restricted common stock; $3.75 million in four-year term Promissory Notes with an interest rate of 10% and assumed approximately $15 million in debt as a result of the acquisition In May 2011 the principal noteholders converted their principal and accrued interest of approximately $4.0 million into 5,047,461 shares of the Company’s restricted common stock. (See Form 8-K filed May 16, 2011 and incorporated herein by reference.)

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

In June 2011, the Company acquired the exclusive rights to manufacture, sell and distribute SANDKLENE 950, the chemical surfactant used in the Arrakis tar sand recovery process in exchange for the payment of $150,000 in cash and 100,000 shares.

In July 2011, Annalee Wilson resigned as a Director of the Company due to personal reasons. There were no disputes between Mrs. Wilson and management of the Company or with its auditors. Mr. Ben Campbell was approved by the Board to replace Mrs. Wilson until the next regular shareholders meeting.

Subsequent Events

On June 9, 2011, the Company entered into an engagement agreement (the “Engagement Agreement”) with Rodman & Renshaw, LLC to act as our exclusive placement agent (the “Placement Agent”) in connection with an offering of the Company’s securities (the “Offering”). On September 21, 2011 (the “Closing Date”), pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), the Company completed the closing of the Offering for total subscription proceeds of $3,177,501.50 through the issuance of (i) 4,236,669 shares of our common stock at a price of $0.75 per share (the “Purchased Shares”) and (ii) five-year warrants (the “Warrants”) exercisable into 2,118,334 shares of common stock (the “Warrants Shares”) equal to 50% of the Purchased Shares at an exercise price of $1.00 per share to certain accredited investors (the “Investors”). The number of shares of common stock to be received upon the exercise of the Warrants and the exercise price of the Warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the Closing Date.

On August 24, 2011 we executed a Letter of Engagement to secure a 2 year feedstock supply agreement for our biodiesel operations in Middletown, Indiana and are working to execute a definitive agreement.

Business Strategy

The Company’s management has focused its efforts on the expansion of our biodiesel operations and the development and deployment of new technologies to reduce costs in the production of biodiesel and biofuels, the commercialization and development of our oil sands recovery business and the acquisition and exploitation of energy assets. We believe that the development of multiple forms of energy provides the Company with additional financial flexibility and protection from cycles in the energy commodities.

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

An investment in us involves a high degree of risk and may result in the loss of all or part of your investment. You should consider carefully all of the information set out in this document and the risks attaching to an investment in us, including, in particular, the risks described below. The information below does not purport to be an exhaustive list and should be considered in conjunction with the contents of the rest of this document.

We have a history of operating losses.

We have had a history of net operating losses. There is no assurance that our current fiscal year results can be sustained.

The federal excise tax credit for biodiesel is set to expire on December 31, 2011 and Congress has not enacted legislation to extend this credit. If the credit is not renewed, our cost of producing biodiesel may increase and our sales price for biodiesel could be reduced, which could have an adverse effect on our financial position.

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004. The credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel), subsequently amended and increased to one cent. For example, blenders that blended B20 made from soy, canola and other vegetable oils and animal fats received a 20¢ per gallon excise tax credit. The tax incentive generally was taken by petroleum distributors and was passed on to the consumer. It was designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets. The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to December 31, 2008 and most recently it was extended to December 31, 2011.

        Congress did not enact any legislation to extend this tax credit beyond December 31, 2009 and it expired at that time. In December 2009, the United States House of Representatives passed a bill extending this credit to December 31, 2010. On March 10, 2010, the United States Senate passed a similar bill as part of the American Workers, State and Business Relief Act, H.R. 4213. In addition to extending the credit to December 31, 2011, both bills retroactively apply the credit to the beginning of 2010. If the tax credit is not renewed, our biodiesel sales prices will likely decrease by $1.00 per gallon. If biodiesel feedstock costs do not decrease significantly relative to biodiesel prices, we will realize a negative gross margin on biodiesel. As a result, we would cease producing biodiesel, which could have an adverse effect on our financial condition.

The current volatility in global economic conditions and the financial markets may adversely affect our industry, business and results of operations.

The volatility and disruption to the capital and credit markets since mid-2008 have affected global economic conditions, resulting in significant recessionary pressures and declines in consumer confidence and economic growth. These conditions have led to economic contractions in the developed economies and reduced growth rates in the emerging markets. Despite fiscal and monetary intervention, it is possible that further declines in consumer spending and global growth rates may occur in the foreseeable future. Reduced consumer spending may cause changes in customer order patterns including order cancellations, and changes in the level of inventory held by our customers, which may adversely affect our industry, business and results of operations. The impact of the credit crisis and economic slowdown will vary by region and country. The diversity of our geographic customer and operating footprint limits our reliance and exposure to any single economy.

These conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions and other sources of credit and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. Based on our latest discussions, we believe that our sources of credit and liquidity are able to fulfill their commitments to us as of our filing date. We cannot predict, however, how long the current economic and capital and credit market conditions will continue, whether they will deteriorate and which aspects of our products or business could be adversely affected. However, if current levels of economic and capital and credit market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse impact, which may be material, on our business, the cost of and access to capital and credit markets, and our results of operations. In addition, we monitor the financial condition of our customers on a regular basis based on public information or data provided directly to us. If the financial condition of one of our major customers was negatively impacted by market conditions or liquidity, we could be adversely impacted in terms of accounts receivable and/or inventory specifically attributable to them.

The industries in which we compete are highly competitive.

The biodiesel industry, as well as the oil and gas business, are highly competitive. There is competition within these industries and also with other industries in supplying the energy, fuel and chemical needs of industry and individual consumers. We will compete with other firms in the sale or purchase of various goods or services in many national and international markets. We will compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. In addition, we will compete with several smaller companies capable of competing effectively on a regional or local basis, and the number of these smaller companies is increasing. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. As a result of competition, we may lose market share or be unable to maintain or increase prices for our products and/or services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we will employ all methods of competition which are lawful and appropriate for such purposes, no assurances can be made that they will be successful. A key component of our competitive position, particularly given the expected commodity-based nature of many of our products, will be our ability to manage expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency. No assurances can be given that we will be able to successfully manage such expenses.

Our competitive position in the markets in which we participate is, in part, subject to external factors in addition to those that we can impact. Natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which we operate or do business, or in countries or regions that are key suppliers of strategic raw materials, could negatively impact our competitive position and our ability to maintain market share.

Increases in the construction of biodiesel production plants may cause excess biodiesel production capacity in the market. Excess capacity may adversely affect the price at which we are able to sell the biodiesel that we produce and may also adversely affect our anticipated results of operation and financial condition.

In 2008, 2009 and 2010, approximately 700 million gallons; 450-490 million gallons and 315 million gallons, respectively, of biodiesel were produced in the United States. There is a reported 2.49 billion gallons per year of biodiesel production capacity in the United States operated by 173 companies. With such biodiesel production capacity in the United States, compared to historical production levels, there is a risk that there will be a significant amount of excess biodiesel produced in the U.S., which may adversely affect the price at which we are able to sell the biodiesel that we produce and thereby adversely affect our anticipated results of operation and financial condition.

Anti-subsidy and anti-dumping complaints have been filed with the European Commission concerning imports of biodiesel originating in the United States. The existence of such complaints, and an adverse decision by the European Commission, could reduce demand for biodiesel produced in the United States.

Anti-subsidy and anti-dumping complaints have been filed with the European Commission concerning imports of biodiesel originating in the United States. Although we are not a target of such complaints and do not import biodiesel into the European community, the existence of such complaints, and an adverse decision by the European Commission, could reduce demand for biodiesel produced in the United States. Such a reduction in demand could reduce the amount of biodiesel that we sell, which could have an adverse effect on our financial condition.

Fluctuations in commodity prices may cause a reduction in the demand or profitability of the products or services we produce.

Prices for alternative fuels tend to fluctuate widely based on a variety of political and economic factors. These price fluctuations heavily influence the oil and gas industry. Lower energy prices for existing products tend to limit the demand for alternative forms of energy services and related products and infrastructure. Historically, the markets for alternative fuels have been volatile, and they are likely to continue to be volatile. Wide fluctuations in alternative fuel prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond our control, including:

•	worldwide and domestic supplies of oil and gas;

•	the price and/or availability of biodiesel feedstocks;

•	weather conditions;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the availability of pipeline and refining capacity;

•	the price and level of foreign imports;

•	domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil-producing regions; and

•	the overall global economic environment.

These factors and the volatility of the commodity markets make it extremely difficult to predict future alternative fuel price movements with any certainty. There may be a decrease in the demand for our products or services and our profitability could be adversely affected.

We are reliant on certain strategic raw materials for our operations.

We are reliant on certain strategic raw materials (such as soybean oil, waste greases and fats and methanol) for our operations. We have implemented certain risk management tools, such as a long term supply agreement and hedging, as appropriate, to mitigate short-term market fluctuations in raw material supply and costs. There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which we operate or do business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

While temporary shortages of raw materials may occasionally occur, these items have historically been sufficiently available to cover current requirements. However, their continuous availability and price are impacted by natural disasters, plant interruptions occurring during periods of high demand, domestic and world market and political conditions, changes in government regulation, and war or other outbreak of hostilities. In addition, as we increase our biodiesel capacity, we will require larger supplies of raw materials which have not yet been secured and may not be available for the foregoing reasons, or may be available only at prices higher than current levels. Our operations or products may, at times, be adversely affected by these factors.

Our ability to market our biodiesel may be impaired by capacity constraints, modifications to third party facilities and by weather issues.

We generally sell our biodiesel to large retail outlets such as Element Renewable, Fusion Renewables, Flying J, Pilot and others and much of that product is transported by truck. As such adverse weather conditions or modifications to facilities owned by others could limit our ability to sell our products and result in increased inventories or plant shut-downs.

Changes in technology may render our products or services obsolete.

The alternative fuel industry may be substantially affected by rapid and significant changes in technology. Examples include competitive product technologies, such as green gasoline and renewable diesel produced from catalytic hydroforming of renewable feedstock oils and competitive process technologies such as advanced biodiesel continuous reactor and washing designs that increase throughput. These changes may render obsolete certain existing products, energy sources, services and technologies currently used by us. We cannot assure you that the technologies used by or relied upon by us will not be subject to such obsolescence. While we may attempt to adapt and apply the services provided by us to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

Failure to comply with governmental regulations could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities.

The biofuel industry subject to extensive federal, state, local and foreign laws and regulations related to the general population’s health and safety and those associated with compliance and permitting obligations (including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances or waste, or discharges and air and other emissions) as well as land use and development. Existing laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities. These costs and liabilities could adversely affect our operations.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our business segments in general and on our results of operations, competitive position or financial condition. We are unable to predict the effect of additional environmental laws and regulations which may be adopted in the future, including whether any such laws or regulations would materially adversely increase our cost of doing business or affect our operations in any area.

Under certain environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination, or if current or prior operations were conducted consistent with accepted standards of practice. Such liabilities can be significant and, if imposed, could have a material adverse effect on our financial condition or results of operations.

Our biofuels operations may be harmed if the government were to change current laws and regulations.

Alternative fuels businesses benefit from tax credits and government subsidies. If any of the state or federal laws and regulations relating to the tax credits and government subsidies change, the ability to recover capital expenditures from our alternative fuels business could be harmed. Our biofuels platform is subject to federal, state, and local laws and regulations governing the application and use of alternative energy products, including those related specifically to biodiesel. For instance, biodiesel products benefit from being the only alternative fuel certified by the U.S. Environmental Protection Agency that fulfills the requirements of Section 211(B) of the Clean Air Act. If agency determinations, laws, and regulations relating to the application and use of alternative energy are changed, the marketability and sales of biodiesel production could be materially adversely affected.

Market conditions or transportation impediments may hinder access to raw goods and distribution markets.

Market conditions, the unavailability of satisfactory transportation, or the location of our manufacturing complex from more lucrative markets may hinder our access to raw goods and/or distribution markets. The availability of a ready market for biodiesel depends on a number of factors, including the demand for and supply of biodiesel and the proximity of the plant to trucking and terminal facilities. The sale of large quantities of biodiesel necessitates that we transport our biodiesel to other markets since the Indiana regional market is not expected to absorb all of our contemplated production. Currently, common carrier pipelines are not transporting biodiesel. This leaves trucks, barges, and rail cars as the means of distribution of our product from the plant to these storage terminals for further distribution. However, the current availability of rail cars is limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other shippers. If transportation is restricted or is unavailable, we may not be able to sell into more lucrative markets and consequently our cash flow from sales of biodiesel could be restricted.

The biodiesel industry also faces several challenges to wide biodiesel acceptance, including cold temperature limitations, storage stability, fuel quality standards, and exhaust emissions. If the industry does not satisfy consumers that these issues have been resolved or are being resolved, biodiesel may not gain widespread acceptance which may have an adverse impact on our cash flow from sales of biodiesel.

Our insurance may not protect us against our business and operating risks.

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance policies may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Although we will maintain insurance at levels we believe are appropriate for our business and consistent with industry practice, we will not be fully insured against all risks which cannot be sourced on economic terms. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

If a significant accident or other event resulting in damage to our operations (including severe weather, terrorist acts, war, civil disturbances, pollution, or environmental damage) occurs and is not fully covered by insurance or a recoverable indemnity from a customer, it could adversely affect our financial condition and results of operations.

We depend on key personnel, the loss of any of whom could materially adversely affect our future operations.

Our success will depend to a significant extent upon the efforts and abilities of our executive officers. The loss of the services of one or more of these key employees could have a material adverse effect on us. Our business will also be dependent upon our ability to attract and retain qualified personnel. Acquiring or retaining these personnel could prove more difficult to hire or cost substantially more than estimated. This could cause us to incur greater costs, or prevent us from pursuing our expansion strategy as quickly as we would otherwise wish to do.

We depend heavily on the services of Jeffrey T. Wilson, our chairman, chief executive officer, and chief financial officer and on the services of key management in our biodiesel subsidiary, Craig Ducey, Chad Ducey and Tim Jones. We do not have an employment agreement with any of the parties, and we do not presently have a “key person” life insurance policy on the lives of any of these individuals to offset our losses in the event of their death.

If we are unable to effectively manage the commodity price risk of our raw materials or finished goods, we may have unexpected losses.

We hedge our raw materials and/or finished products for our biofuels segment to some degree to manage the commodity price risk of such items. This requires the purchase or sale of commodity futures contracts and/or options on those contracts or similar financial instruments. We may be forced to make cash deposits available to counterparties as they mark-to-market these financial hedges. This funding requirement may limit the level of commodity price risk management that we are prudently able to complete. If we do not or are not capable of managing the commodity price risk of our raw materials and/or finished products for our biofuels segment, we may incur losses as a result of price fluctuations with respect to these raw materials and/or finished products.

If we are unable to acquire or renew permits and approvals required for our operations, we may be forced to suspend or cease operations altogether.

The operation of our manufacturing plant requires numerous permits and approvals from governmental agencies. We may not be able to obtain all necessary permits (or modifications thereto) and approvals and, as a result, our operations may be adversely affected. In addition, obtaining all necessary renewal permits (or modifications to existing permits) and approvals for future expansions may necessitate substantial expenditures and may create a significant risk of expensive delays or loss of value if a project is unable to function as planned due to changing requirements.

The lack of business diversification may adversely affect our results of operations.

Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is possible that we will not have the resources to diversify effectively our operations or benefit from the possible spreading of risks or offsetting of losses.

Our indebtedness may limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities.

Our biofuels subsidiary operates under an extension to its credit facility through January 31, 2012. There is no assurance that the bank will grant an additional extension of time if we are unable to secure alternative financing. The restrictions governing this indebtedness may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities. If we are unable to meet our future debt service obligations and other financial obligations, we could be forced to restructure or refinance such indebtedness and other financial transactions, seek additional equity or sell assets.

We expect to have capital expenditure requirements, and we may be unable to obtain needed financing on satisfactory terms.

We expect to make capital expenditures for the expansion of our biofuels production capacity and complementary infrastructure. We intend to finance these capital expenditures primarily through proceeds from the recent financing, cash flow from our operations and existing cash. However, if our capital requirements vary materially from those provided for in our current projections, we may require additional financing sooner than anticipated. A decrease in expected revenues or adverse change in market conditions could make obtaining this financing economically unattractive or impossible. As a result, we may lack the capital necessary to complete the projected expansions or capitalize on other business opportunities.

We may be unable to successfully integrate future acquisitions with our operations or realize all of the anticipated benefits of such acquisitions.

Failure to successfully integrate future acquisitions, if any, in a timely manner may have a material adverse effect on our business, financial condition, results of operations, and cash flows. The difficulties of combining acquired operations include, among other things:

•	operating a significantly larger combined organization;

•	consolidating corporate technological and administrative functions;

•	integrating internal controls and other corporate governance matters; and

•	diverting management’s attention from other business concerns.

In addition, we may not realize all of the anticipated benefits from future acquisitions, such as increased earnings, cost savings, and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher and unexpected acquisition and operating costs, unknown liabilities, and fluctuations in markets. If benefits from future acquisitions do not meet the expectations of financial or industry analysts, the market price of our shares of common stock may decline.

Natural gas, and oil prices fluctuate widely, and low prices would have a material adverse effect on our revenues, profitability and growth.

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

Our future natural gas and oil production depends on continuing to make our current properties productive and our success in finding or acquiring new reserves. If we fail to replace reserves, our level of production and cash flows would be adversely impacted. Production from natural gas and oil properties decline as reserves are depleted with the rate of decline depending on reservoir characteristics. Our total proved reserves will decline as reserves are produced unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Further, the majority of our reserves are proved developed producing. Accordingly, we do not have significant opportunities to increase our production from our existing proved reserves. Our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves. If we are not successful, our future production and revenues will be adversely affected.

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

Our common stock is thinly traded.

We have approximately 34.9 million shares of common stock outstanding, held by approximately 625 holders of record. Directors, officers and management own or have voting control over approximately 11.8 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 2. Financial Information about Segments

Unless otherwise noted, the financial data presented herein represents our consolidated operations for the twelve-month periods ended July 31, 2011, July 31, 2010, and July 31, 2009. The following table sets forth: (i) our consolidated revenues for the years ended July31, 2011, 2010 and 2009; (ii) our consolidated net income for the years ended July 31, 2011, 2010 and 2009; and (iii) our total assets at July 31, 2011, 2010, and 2009.

(Dollars in thousands)

Period	Revenues	Net Income	Total Assets
Year ended July 31, 2011	$109,972	$6,075	$24,534
Year ended July 31, 2010	$5,660	$(17,818)	$13,134
Year ended July 31, 2009	$1,069	$10,785	$3,139

We have two business reporting “segments” as defined by U.S. generally accepted accounting principles: chemicals and biofuels. We are not able to allocate net income and total assets between these two business segments. However, revenues from external customers and gross margins can be allocated between the two business segments as set forth in the following chart.

(Dollars in thousands)

Period	Biodiesel Revenues	Oil/Gas Revenues	Total Revenues	Gross Biodiesel Margin	Gross Oil/ Gas Margin	Gross Margin
Year ended July 31, 2011	$109,573	399	109,972	10,467	(2,427)	8,040
Year ended July 31, 2010	$5,501	159	5,660	(15,717)	(1,363)	(17,080)
Year ended July 31, 2009	$0	1,069	1,069	0	(436)	(436)

Narrative Description of the Business

Principal Executive Offices

Our principal executive offices are located at 101 NW First Street, Suite 213, Evansville, IN 47708. Our telephone number is (812) 867-1433. We have 3 full-time employees at our headquarters location. Our wholly-owned subsidiary, e-Biofuels LLC is located at 710 Norfleet Drive, Middletown, IN 47356. Its telephone number is (765) 810-4751. We have 45 full-time and part-time employees at the biodiesel facility. Our wholly-owned subsidiary, Imperial Chemical Company’s principal executive offices are located at 4533 Brittmoore Road, Houston, TX 77032. Its telephone number at such office is (713) 204-6907. We have one employee at this location. Our oil and natural gas facilities are located in Webster Parish, Louisiana and Plaquemines Parish Louisiana and all of our staff at these locations are independent contractors.

The Company

Our common stock is quoted on the OTCQX under the symbol “IPMN”. Our warrants are not listed or quoted on any national exchange or any other price quotation system. We own approximately 6 acres of land located in Middletown, Indiana about 35 miles northwest of Indianapolis, Indiana. The biodiesel facility sits on a 6-acre plot and is estimated at 28,800 square feet. The general office, administration space and laboratory comprises 2,800 square feet, approximately 13,000 square feet is production space, and 13,000 square feet is used for storage. This facility currently has the capacity to produce approximately 30-35 million gallons of biodiesel annually.

For the year ended July 31, 2011 approximately 99.6% of our revenues were generated from the sale of biodiesel from our Middletown plant. We are committed to growing the biodiesel and biofuels business and our non-traditional oil business, through our wholly-owned subsidiary, Arrakis Oil Recovery, LLC. We intend to: (i) increase production capacity of biodiesel as set forth above, and will make future capacity expansions when market conditions support such an increase; and (ii) pursue commercialization of other products, including renewable boiler fuels. In pursuing this strategy, we will continue to establish a name identity in the biofuels business, leverage our technical capabilities and quality certifications, secure local and regional markets and expand marketing efforts to fleets and regional/national customers. Concurrent efforts will also seek to enhance margins via: (i) volume increases; (ii) conversion cost reductions by transition to lower cost feedstocks and economies of scale; (iii) expansion of feedstock options through technology enhancements; (iv) legislative incentives; and (v) value-enhancing applications for glycerin co-product (from the biodiesel manufacturing process).

Biofuels Business Segment

Overview

Our biofuels segment was established in early 2006, under the wholly-owned subsidiary, Hoosier Biodiesel Company, as an initiative of the management team to leverage technical and research expertise into viable renewable energy products and ultimately to leverage our expertise into a manufacturing facility to pursue business growth opportunities. After several years of research and development efforts, we developed several proprietary and a patent-pending technology related to biodiesel and renewable biofuels. In May 2010, we completed the acquisition of e-Biofuels, LLC as a wholly-owned subsidiary of the Company and entered the manufacturing side of the business. The biofuels segment had revenue of $109,573,555 for the year ended July 31, 2011 and $5,541,320 for the year ended July 31, 2010.

Biofuel Products

Our biofuels business segment currently targets ASTM transportation quality biodiesel. We generally sell B100 to our customers. A by-product of the biodiesel production process is glycerine which is generally sold in its crude form. Biodiesel is a sustainable, renewable transportation fuel with a growing market in the United States and internationally.

Key Advantages of Biodiesel

1.	Biodiesel is the only alternative fuel that runs in any conventional, unmodified diesel engine. It can be stored exactly like petroleum diesel.

2.	Biodiesel can be used alone or mixed in any ratio with petroleum diesel.

3.	The use of biodiesel can extend the life of diesel engines because it is more lubricating than petroleum diesel fuel, while fuel consumption, auto ignition, power output, and engine torque are relatively unaffected. It is estimated that a bio-diesel blend of just 1% could increase fuel lubricity by as much as 65% (U.S. DOE Office of Transportation Technology).

4.	Biodiesel is safe to handle and transport because it is as biodegradable as sugar (pure biodiesel degrades 85% to 88% in water within 28 days), 10 times less toxic than table salt (lethal dose is greater than 17.4 g/kg body weight, while for salt (NaCl) it is 1.8 g/Kg), and has a high flashpoint of about 200°C compared to petroleum diesel fuel, which has a flash point of 70°C.

5.	Biodiesel is a proven fuel with over 20 years of use in Europe and 30 million successful US road miles.

6.	Biodiesel use does not affect engine manufacturer warranties.

7.	Combustion of biodiesel provides over a 75- 90% reduction in environmental pollution and a 90% reduction in cancer risks.

8.	Biodiesel is the only alternative fuel to meet all environmental and human health requirements for energy sources.

Key Disadvantages of Biodiesel

1.	Biodiesel increases NOx emissions by as much as 13% for B100 use.

2.	Biodiesel has poorer cold flow properties than petroleum diesel. A 20 percent blend of soy-based biodiesel with petrol diesel raises the freezing properties approximately 3° to 5° F (pour point, cloud point, cold filter plugging point).

3.	Biodiesel has a shorter shelf life than petrol diesel.

Biodiesel Feedstock Considerations

Biodiesel can be produced from a variety of feedstocks including virgin oils, such as soy oil, canola, rapeseed, palm oil, peanut oil or similar materials. It can also be produced from fats and waste greases and oils such as used restaurant oil, trap grease, chicken fat, beef or other animal fats, inedible corn oil and tall oil from the pulp and paper industry. The table below provides the fuel related properties of certain oils:

Fuel-related properties and iodine values of various fats and oils.a

Oil or Fat	Iodine Value	CN	HG (kJ/kg)	Viscosity (mm2/s)	CP (°C)	PP (°C)	FP (°C)

Babassu	10-18	38

Castor	82-88	?	39500	297 (38°)	—	-31.7	260

Coconut	6-12

Corn	103-140	37.6	39500	34.9 (38°)	-1.1	-40.0	277

Cottonseed	90-119	41.8	39468	33.5 (38°)	1.7	-15.0	234

Crambe	93	44.6	40482	53.6 (38°)	10.0	-12.2	274

Linseed	168-204	34.6	39307	27.2 (38°)	1.7	-15.0	241

Olive	75-94

Palm	35-61	42

Peanut	80-106	41.8	39782	39.6 (38°)	12.8	-6.7	271

Rapeseed	94-120	37.6	39709	37.0 (38°)	-3.9	-31.7	246

Safflower	126-152	41.3	39519	31.3 (38°)	18.3	-6.7	260

High-oleic safflower	90-100	49.1	39516	41.2 (38°)	-12.2	-20.6	293

Sesame	104-120	40.2	39349	35.5 (38°)	-3.9	-9.4	260

Soybean	117-143	37.9	39623	32.6 (38°)	-3.9	-12.2	254

Sunflower	110-143	37.1	39575	37.1 (38°)	7.2	-15.0	274

Tallow	35-48	—	40054	51.15 (40°)	—	—	201

No. 2 DF		47	45343	2.7 (38°)	-15.0	-33.0	52

a) Iodine values combined from Refs. 176 and 181. Fuel properties from Ref. 11. All tallow values from Ref. 177 (No CN given in Ref. 177, calculated. cetane index 40.15).

Under the Renewable Fuel Standard (RFS2) implemented by the Federal government and managed by the Environmental Protection Agency (EPA), producers that are certified under the program, must be able to demonstrate that the feedstocks they use have a designated pathway for RIN generation (the Renewable Information Number assigned to each certified facility is used to track compliance with RFS2) under the law. (Certain of the feedstocks mentioned above do not qualify under RFS2 as discussed later under Legislative Incentives.) Our ability to use a wide range of feedstocks gives us the flexibility to quickly respond to changes in feedstock pricing to maintain our feedstock cost advantage. We have the ability to modify our processing system to accommodate different feedstocks and feedstock mixes. Our plant generally runs on a singular feedstock at any point in time, although we have mixing capability. As different feedstocks are delivered to the plant, they are segregated into our feedstock storage tanks, tested and the plant is tuned to optimize the processing of that specific feedstock.

In the past, we procured our feedstocks from numerous vendors in small to medium quantities, however, more recently our we have begun using Green Grease Solutions as our primary supplier to minimize administrative costs and improve logistics. While soy oil has an established and visible futures market, there is no established futures market for lower cost feedstocks. We generally purchase inedible animal fats and used cooking oil and other products on a freight delivered basis and almost all of our purchases of feedstocks are indexed to the New York Mercantile Exchange( NYMEX) heating oil index. As mentioned earlier, we are completing an agreement designed to secure a two year feedstock purchase arrangement that would fully load the plant in Middletown. This arrangement and relationship will give us an advantage over our competition in procuring reliable volumes of lower cost feedstock at competitive prices. Higher cost virgin vegetable oil feedstocks like soybean oil can be purchased on a spot or forward contract basis from a number of suppliers.

Quality Control: BQ-9000

The BQ-9000 program was launched in late 2005 by the National Biodiesel Board through the National Biodiesel Accreditation Commission, which has full autonomy and design implementation over BQ-9000 certification. The program requires certified and accredited companies to possess a quality manual and quality control system and employ best practices in biodiesel sampling, testing, blending, shipping, storage and distribution. The goal of the program is to help assure quality of biodiesel from plant gate to consumer tank. We are a BQ 9000 certified facility. Consistent with BQ-9000, all manufactured product is tested in an on-site quality control laboratory and confirmed to meet the ASTM D6751 standard. In addition, to insure that we maintain the highest standards of care for our customers’ protection, we retain a physical sample of each load of biodiesel that is shipped from our facility in air-tight containers so that if any of our customers have an issue with the fuel they received from multiple sources, we can immediately re-test our sample to demonstrate the quality of our delivered fuel.

Customers and Markets

We currently market our biodiesel products by truck and rail directly to customers in the United States. The Company sells its biodiesel to a number of companies under short term contracts, usually three months or less. During the fiscal year ended July 31, 2011, the Companies’ major customers were: 36.3% to Fusion Renewables; 24.5% to Element Renewable Energy and 17.1% to Pilot. For the fiscal year ended July 31, 2010, the Company sales were divided as follows: 29.8% to Pilot, 26.4% to RKA Petroleum and 20.6% to Flying J. Because of the legislative mandate under RFS2, the Company does not believe that the loss of any of these purchasers would have a material adverse effect on the Company’s sales because we believe that sufficient alternative markets exist.

Competition

There are many companies and individuals engaged in the biodiesel business. Some are very large and well established with substantial capabilities and long earnings records. The Company is at a competitive disadvantage with some other firms and individuals in purchasing additional biodiesel facilities, since they have greater financial resources and larger technical staffs than the Company. In addition, in recent years a number of new small companies have been formed which have objectives similar to those of the Company and which present substantial competition to the Company.

A number of factors, beyond the Company’s control and the effect of which cannot be accurately predicted, affect the production and marketing of biodiesel. These factors include crude oil imports, actions by foreign oil producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of ready market, such as fluctuating supply and demand.

The Biodiesel Board reports there is currently about 2.44 billion gallons of production capacity in the United States , although only approximately 311 million gallons of biodiesel were actually produced in 2010. We produced approximately 26.4 million gallons or an estimated 1.1% of the nameplate capacity in the United States. We compete with other producers of biodiesel, both locally, regionally and nationally. There are a total of five biodiesel plants in the state of Indiana with a nameplate capacity of 106 MMGPY. The largest plant in Indiana has a capacity of 80 MMGPY.

Supply and Distribution

As a result of our feedstock-flexible process, we are able to source feedstock from a broad supplier base which includes pork, chicken and beef rendering facilities from both national and regional suppliers. Soybean oil has been sourced from several national and regional producers. All feedstocks are currently supplied by truck to the plant. In fiscal 2011 96.7% of our feedstock was supplied by Cima Energy while Green Grease Solutions supplied 3%. As we indicated previously, we are negotiating a two year supply agreement to adequately load our facility to capacity. We believe that we have access to an adequate supply of feedstocks to support anticipated production and expansions.

Biodiesel is sold from the plant site by truck and transshipped to a rail terminal approximately 9.5 miles from the plant for shipment by rail. We currently operate a fleet of 15 Company-owned trucks and lease 12 rail cars to deliver biodiesel.

Cyclicality and Seasonality

Because of the location and logistics associated with our facility in Middletown, we experience some seasonality related to transportation and delivery of feedstocks and biodiesel. In fiscal 2011 we experienced some weather-related downtime due to the severity of the winter that year. We estimate that the seasonal issues resulted in the loss of sales of about 2.5% for fiscal 2011 and generally affected the months of January, February and March.

Government Contracts

The Company’s biodiesel business is not subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the Government, as we currently do not have any contracts with federal, state or local entities. We are however qualified as an Advanced Biofuels Producer under the 2008 USDA Advanced Biofuels Program (Section 9005) and as a result we receive certain incentive payments under the program. Under the Program, the USDA allocates certain funds to be paid to qualifying producers based on their percentage of the total qualified production from October 1-September 30 of each year beginning with 2009 through 2012. The allocated funds for the 2010 period were $55 million, for the 2011 period $85 million and for the 2012 period are proposed to be $120 million. The Company received $0.05 million for the 2009 period; $1.53 million for the 2010 period and $1.62 million through the first eleven months of the 2011 period.

Regulation

Federal, state and local authorities extensively regulate the biofuels industry. Legislation affecting this industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations binding on the biofuels industry and their individual members some of which carry substantial penalties for the failure to comply. As discussed below, the most notable regulatory oversight is associated with compliance of RFS2 administered by the EPA. The regulatory burden on this industry increases the cost of doing business and consequently, affects profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

The Company’s operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for our biodiesel operations, including air and water permits, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and violations are subject to fines, injunctions or both. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies hereunder. The Company is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company’s overall operations by reason of environmental or occupational safety and health laws and regulations but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

Regulation of the transportation fuels industry which affects our biodiesel operations is particularly intense and constantly changing. Mandated fuel mileage and changes in emissions standards by the EPA of the Department of Transportation could have material repercussions to the manufacture and sale of biodiesel and other renewable fuels for transportation use. The Renewable Fuels Standard, recently passed by Congress has already had a significant impact on demand as discussed under “Legislative Incentives”.

Legislative Incentives Affecting Biodiesel

Agencies of the United States government, including the Department of Energy, the Environmental Protection Agency, the Internal Revenue Service and the Department of Agriculture, and many states offer biodiesel incentives or have mandates for the use of biodiesel, or both. There are other governmental incentives that do not directly reduce the net cost of producing or blending biodiesel but that drive the demand for biodiesel. For example, tax credits are available under the Internal Revenue Code for investment in qualifying refueling property, the Environmental Protection Agency will pay 50-100% of the cost for schools to upgrade and/or replace their buses, and programs administered by the Department of Energy indirectly require government fleet operators to purchase substantial amounts of biodiesel. The principal federal incentives that we believe will have the greatest positive effect on our business are discussed below.

The Energy Policy Act of 1992 requires government fleet operators to use a certain percentage of alternatively fueled vehicles. The Act established a goal of replacing 10% of motor fuels with non-petroleum alternatives by 2000, increasing to 30% by the year 2010. Currently, 75% of all new light-duty federal vehicles purchased are required to have alternative fuel capability to set an example for the private automotive and fuel industries.

Under the Energy Conservation Reauthorization Act of 1998, vehicle fleets that are required to purchase alternatively fueled vehicles can generate credit toward this requirement by purchasing and using biodiesel in a conventional vehicle. Since there are few cost-effective options for purchasing heavy-duty alternatively fueled vehicles, federal and state fleet providers can meet up to 50% of their heavy-duty alternatively fueled vehicle purchase requirements with biodiesel. The biodiesel fuel credit allows fleets to purchase and use 450 gallons of biodiesel in vehicles in excess of 8,500 pounds gross vehicle weight instead of alternatively fueled vehicles. Fleets must purchase and use the equivalent of 450 gallons of pure biodiesel in a minimum of a 20% blend to earn one credit. Covered fleets earn one vehicle credit for every light-duty alternatively fueled vehicle they acquire annually beyond their base vehicle acquisition requirements. Credits can be banked or sold.

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004. The credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel). For example, blenders that blended B20 made from soy, canola and other vegetable oils and animal fats received a 20¢ per gallon excise tax credit, while biodiesel made from recycled restaurant oils (yellow grease) received half of this credit. The tax incentive generally was taken by petroleum distributors and was substantially passed on to the consumer and is referred to in the industry as the Blender’s Tax Credit. It was designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets. The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to the end of 2008 and subsequently extended to December 31, 2009 through the Emergency Economic Stabilization Act of 2008. This Act also revised the credit for recycled oils from a half credit to a full credit and qualified all biodiesel for a $1.00 per gallon tax credit, including biodiesel made from non-virgin feedstocks such as yellow grease. ( As noted above, prior legislation limited the tax credit for biodiesel manufactured from non-virgin feedstocks to $0.50 per gallon). The tax credit expired on December 31, 2009 but was renewed retroactively in 2010 and is set to expire again at the end of 2011. The Blenders’ Tax Credit provides a $1.00 per gallon excise tax credit to the first person who blends the biodiesel with at least 0.1% petroleum-based diesel fuel. The blenders’ tax credit can then be credited against such blender’s federal excise tax liability or the blender can obtain a cash refund from the United States Treasury for the value of the credit.

RFS1

Congress enacted the Energy Policy Act of 2005 in August 2005 and included a number of provisions intended to spur the production and use of biodiesel. In particular, the Act’s provisions include biodiesel as part of the minimum volume of renewable fuels (the renewable fuels standard or “RFS1”), in the nationwide gasoline and diesel pool, with the Environmental Protection Agency being directed to determine the share to be allocated to biodiesel and other details through its rulemaking process. The Act also extended the biodiesel tax credit to 2008 and included a new tax credit for renewable diesel. More specifically, the RFS requires a specific amount of renewable fuel to be used each year in the nationwide gasoline and diesel pool. The volume increases each year, from 4 billion gallons per year in 2006 to 7.5 billion gallons per year in 2012. The Act required the EPA, beginning in 2006, to publish by November 30 th of each year, “renewable fuel obligations” that will be applicable to refineries, blenders and importers in the contiguous 48 states. There must be no geographic restrictions on where renewable fuel may be used or per-gallon obligations for the use of renewable fuel. The renewable fuel obligations are required to be expressed in terms of a volume percentage of gasoline sold or introduced into commerce and consist of a single applicable percentage that will apply to all categories of refineries, blenders and importers. The renewable fuel obligations are to be based on estimates that the Energy Information Association provides to the Environmental Protection Agency on the volumes of gasoline it expects will be sold or introduced into commerce. The

Environmental Protection Agency released the final rules to implement the RFS on April 10, 2007. Under those rules, the RFS compliance period did not begin until September 1, 2007. The applicable volume of renewable fuel under this program was 4.7 billion gallons for 2007, 5.4 billion gallons for 2008, 11.1 billion gallons for 2009, and 12.95 billion gallon for 2010.

The Energy Policy Act of 2005 also created a new tax credit for small agri-biodiesel producers with production capacity not in excess of 60 million gallons, of 10¢ per gallon for the first 15 million gallons of agri-biodiesel sold. Our 2009, 2010 and 2011 biodiesel production capacity did not and will not exceed 60 million gallons and thus we qualified for this credit.

On December 19, 2007, the Energy Independence and Security Act of 2007 (“Energy Bill of 2007”) was enacted which, among other things, expanded the RFS1. In contrast to the Energy Policy Act of 2005, this bill provided an RFS carve-out applicable specifically to biodiesel; the RFS requirement of the Energy Policy Act of 2005 had mostly been filled by ethanol. Beginning January 1, 2009, the Energy Bill of 2007 mandates that 500 million gallons of biomass-based diesel (biodiesel) be used per year. On November 21, 2008, the USEPA announced that the 2009 RFS for refiners, importers, and blenders was 10.21%. The 2008 RFS was 7.76%. The 2009 RFS represents 11.1 billion gallons of renewable fuel and includes 500 million gallons of biodiesel and renewable diesel. The mandate under the Energy Bill of 2007 increases each year and reaches 1 billion gallons per year in 2012. Beyond 2012, the mandate is to be determined by the Environmental Protection Agency administrator in coordination with the secretaries of energy and agriculture, but with a minimum of that mandated in 2012, thus a 1 billion gallons per year floor.

RFS2

On July 1, 2010, EPA implemented RFS2 as an expansion of the previous RFS1 legislation. RFS2’s biomass-based diesel requirement became effective, requiring for the first time that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel requirement can be satisfied by two primary fuels, biodiesel and renewable diesel. Renewable diesel is not currently available in the United States in significant commercial quantities and thus, biodiesel is expected to satisfy the vast majority of the RFS2 biomass-based diesel requirement for the foreseeable future. RFS2 requires 800 million gallons of biomass-based diesel in 2011, one billion gallons in 2012 and at least one billion gallons each year thereafter, with such higher amounts subject to EPA discretion. In June 2011, the EPA proposed a 1.28 billion gallon biomass-based diesel requirement for 2013. We expect that the EPA will increase the requirement each year thereafter based on its evaluation of the availability of biodiesel and renewable diesel. As such, we expect RFS2 to create a consistent and stable demand for biodiesel.

The biomass-based diesel requirement is one of four separate renewable fuel requirements under RFS2. The RFS2 requirements are based on two primary categories and two subcategories. The two primary categories are conventional renewable fuel, which is intended to be satisfied by corn ethanol, and advanced biofuel, which is defined as a biofuel that reduces lifecycle greenhouse gas emissions by at least 50% compared to the petroleum-based fuel the biofuel is replacing. The advanced biofuel category has two subcategories, cellulosic biofuel, which is intended to be satisfied by newly developed cellulosic biofuels, such as ethanol made from woody biomass, and biomass-based diesel, which is intended to be satisfied by biodiesel and renewable diesel. RFS2’s total advanced biofuel requirement is larger than the combined cellulosic fuel and biomass-based diesel requirements, thus requiring the use of additional volumes of advanced biofuels.

The RFS2 requirement for additional volumes of advanced biofuels can be satisfied by any advanced biofuel, including biodiesel, renewable diesel, or sugarcane-based ethanol. The additional advanced biofuel requirement is approximately 150 million gallons in 2011 and 500 million gallons in 2012. We expect it will increase each year thereafter through 2022, subject to the EPA’s evaluation of the availability of advanced biofuels. RFS2’s initial compliance schedule required an additional advanced biofuel volume of approximately one billion by 2018. As biodiesel is currently the only advanced biofuel produced in the United States in significant commercial quantities, we expect the RFS2 advanced biofuel requirement to increase demand for biodiesel.

The advanced biofuel RVO is expressed in terms of ethanol equivalent volumes, or EEV, which is based on the fuel’s renewable energy content compared to ethanol. Biodiesel has an EEV of 1.5 compared to 1.0 for sugarcane-based ethanol. Accordingly, it requires less biodiesel than sugarcane-based ethanol to meet the required volumes as each gallon of biodiesel counts as 1.5 gallons for purposes of fulfilling the advanced biofuel RVO, providing an incentive for Obligated Parties to purchase biodiesel to meet their advanced biofuel RVO.

The RFS2 volume requirements apply to petroleum refiners and petroleum fuel importers in the 48 contiguous states or Hawaii, who are defined as “Obligated Parties” in the RFS2 regulations, and requires these Obligated Parties to incorporate into their petroleum-based fuel a certain percentage of renewable fuel or purchase credits in the form of RINs from those who do. An Obligated Party’s RVO is based on the volume of petroleum-based fuel they produce or import. The largest United States petroleum companies, such as ExxonMobil, Valero, ConocoPhillips, British Petroleum, Chevron and Shell, represent the majority of the total RVOs, with the remainder made up of smaller refiners and importers.

Each Obligated Party’s requirement is tracked, and ultimately satisfied, through the EPA’s renewable identification number, or RIN, system. Each gallon of biodiesel when produced or imported into the United States from an EPA RFS2 registered facility may generate 1.5 biomass-based diesel RINs for the compliance year in which the fuel was produced or imported. These RINs are then used to satisfy the biomass-based diesel or additional advanced biofuel requirements of RFS2. In order to provide an efficient market and facilitate compliance with RFS2, the RFS2 regulations provide that a RIN can be separated from a gallon of biomass-based diesel and sold as a separate commodity once the biomass-based diesel has been blended with petroleum-based diesel and certain other requirements have been met. Each Obligated Party must obtain or generate a sufficient number of RINs within each RFS2 renewable fuel category to satisfy its RVO. An Obligated Party can obtain those RINs by buying renewable fuels with RINs attached, or by buying RINs that have been separated from their renewable fuel and traded, or alternatively, they can generate RINs by producing or importing renewable fuels. Accordingly, diesel providers like truck stops that are not Obligated Parties can purchase biodiesel with RINs for blending into the diesel they sell and then resell the RINs to an Obligated Party or a broker.

In July 2010 when RFS2 became effective, biomass-based diesel RINs began trading at approximately $0.55 per RIN. By the end of the year, the 2010 biomass-based diesel RIN value had increased to $0.74. As of July 31, 2011, biomass-based diesel RINs were about a $1.40 per RIN, contributing $2.07 per gallon to the price of biodiesel.

The chart below shows how biomass-based diesel RINs have traded over time. The value of RINs has become increasingly significant to the price of biodiesel, contributing approximately $0.7904, or 25% of the average OPIS Chicago spot price of a gallon of biodiesel in July 2010 and $2.07, or 38% of the average OPIS Chicago spot price of a gallon of biodiesel in June 2011.

Biomass-Based Diesel RIN Values Have Been Significant Since RFS2 Began in July 2010

(Source: OPIS)

The EPA has established pathways for the qualification of various types of feedstocks under RFS1 and modified and expanded those pathways under the more recent legislation, RFS2. As discussed above, the mechanism that EPA uses to track compliance with RFS2 is the generation of RINs that are generated by qualified producers and are assigned to each batch of the produced biodiesel fuel to identify its original producer. Compliance with RFS2 for RIN generation is complex, but primarily relies on certifications at various levels to insure the feedstock has an established pathway, the producer is an EPA certified facility and the fuel meets certain quality standards. Under RFS1 and RFS2, in order to qualify as biodiesel, the fuel must meet the specifications as provided under the ASTM D 6751. The fuel we produce meets or exceeds these standards.

RFS2 has established pathways for biodiesel production and RIN generation for feedstocks from soy oil, canola oil, rapeseed oil, waste greases and oils and fats and oils from rendered products such as chicken and tallow fats. The key points for compliance with RFS2 are to certify that the original pathway for the feedstock is established, the fuel meets ASTM D 6751 qualifications and is produced by an EPA certified facility. At the present time there are no pathways established for other potentially useful feedstocks such as palm oil, coconut oil or jatropha, although EPA has established mechanisms to establish new pathways under RFS2 in the future if desired. Compliance with RFS2 can be summarized by the following activities at our facility: (1.) feedstock certification letters obtained from the feedstock supplier certifying that the feedstock source is compliant with RFS2; (2.) certification by the EPA that the biodiesel facility is approved to generate RINs; (3.) monthly reporting of volumes and RINs generated by our Company to the EPA using its automated EMTS reporting system; (4.) issuance of a third party engineering report from a registered professional chemical engineer attesting the production capacities and that the facility complies with the EPA checklist (5.) an annual audit conducted by third party accountants reviewing the generation of RINs and confirming the gallons of fuel sold and the number of RINs generated agree with reported information to the EPA and (6.) an annual plant inspection by EPA personnel.

During August 2011, our facility in Middletown, Indiana was inspected by EPA as part of their annual site inspections and passed the EPA inspection. We had an updated the third party engineering report prepared as of July 2011 to reflect the increased volume capacity of the plant to 30 MMGPY and the 2010 Annual Audit by Weaver & Martin was completed in May 2011 as required. Since passage of RFS1 and RFS2, e-Biofuels facility has had no compliance issues with EPA and is an EPA approved RIN generation facility.

Advanced Biofuels Program

The United States Department of Agriculture (“USDA”) established the Advanced Biofuels Program under the 2008 Farm Bill to provide incentives to qualified biofuels producers to increase production of biofuels. We qualify as an Advanced Biofuels Producer under the program. The USDA makes available each fiscal year (ending September 30) an actual production payment and an incremental production payment to eligible producers.

Actual production - Participating producers will be paid on a quarterly basis for the actual quantity of eligible advanced biofuel produced and sold during the quarter.

Incremental production - For each eligible advanced biofuel facility, the Agency will make an end-of-the-year payment for that facility’s incremental production.

Incremental production calculation - An additional Incremental Production Payment will be calculated at the end of fiscal year based upon documentation of increased production of eligible advanced biofuel over the previous fiscal year. The Incremental Production rate will be calculated so that all of the incremental production funds available will be distributed equally on a per BTU basis.

Each year under the program the USDA allocates a “pool” of funds to be paid out to qualified producers. We received approximately $50,000 in fiscal 2009, $1.53 million in fiscal 2010 and$1.62 million through eleven months of fiscal 2011.Payments under the program are scheduled to be made quarterly by the USDA.

State Programs

Several states have enacted legislation providing incentives for the use of biodiesel, requiring the use of biodiesel, or both. For the State of Indiana the following incentives are available:

Biodiesel Production Tax Credit: A biodiesel producer located in Indiana may receive a credit of $1.00 per gallon of biodiesel produced. The Indiana Economic Development Corporation (IEDC) must review and approve applications for this incentive. The IEDC may grant a single taxpayer no more than $3 million total for all taxable years; this maximum incentive may be increased to $5 million with prior approval from IEDC. As of July 2011, no funds have been appropriated for this incentive. (Reference Indiana Code 6-3.1-27-8)

Biodiesel Blending Tax Credit: A biodiesel blender located in Indiana may receive a credit of $0.02 per gallon of blended biodiesel produced at a facility located in Indiana. The Indiana Economic Development Corporation must review and approve applications for this incentive. The IEDC may grant a single taxpayer no more than $3 million total for all taxable years. As of July 2011, no funds have been appropriated for this incentive. (Reference Indiana Code 6-3.1-27-9)

Biodiesel Price Preference: A governmental body, state educational institution, or instrumentality of the state that performs essential governmental functions on a statewide or local basis is entitled to a 10% price preference for the purchase of fuels containing at least 20% biodiesel (B20) by volume or fuels that are primarily ester-derived (other than alcohol) made from biological materials, such as oilseeds and animal fats, for use in operating compression and ignition engines. (Reference Indiana Code 5-22-15-1, 5-22-15-7, and 5-22-15-19)

Biodiesel Blend Tax Exemption: Biodiesel blends of at least 20% (B20) that are used for personal, noncommercial use by the individual that produced the biodiesel portion of the fuel are exempt from the $0.16 per gallon license tax. The maximum number of gallons of fuel for which the exemption may be claimed is based on the percentage volume of biodiesel in each gallon used. (Reference Indiana Code 6-6-2.5-1.5, 6-6-2.5-28, and 6-6-2.5-30.5)

Other states, for example, Illinois offers different incentives such as an exemption from the generally applicable 6.25% sales tax for biodiesel blends that incentivizes blending at 11% biodiesel, or B11, however such taxes will not apply after December 31, 2013 unless such exemption is extended. Illinois’ program has made that state the largest biodiesel market in the country. Currently, Iowa offers a $0.03 per gallon income tax credit to petroleum marketers of B2 blends. In May 2011, Iowa signed into law a bill that encourages Iowa’s petroleum marketers to blend biodiesel into on-road and off-road diesel in a multi-year incentive program beginning in 2012. In 2012, retailers earn $0.02 per gallon for B2 blends or $0.045 per gallon for B5 blends. For 2013 through 2017, retailers earn $0.045 per gallon of B5. The new law also creates a biodiesel production incentive of $0.03 per gallon in 2012, $0.025 per gallon in 2013, and $0.02 per gallon in 2014, for each gallon produced in an Iowa facility up to the first 25 million gallons per production plant. South Carolina has a retailer cash incentive of $0.25 per gallon of B100 or $0.025 per gallon of B10. In Texas, biodiesel blends are exempt from state excise tax, which results in a $0.20 per gallon incentive for B100.

Currently, more than 40 states have implemented various programs that encourage the use of biodiesel through blending requirements as well as various tax incentives. Minnesota requires a B5 blend, which is scheduled to increase to B10 in 2012. Oregon has implemented a B5 biodiesel blend requirement. New Mexico, Pennsylvania, Massachusetts and Washington have all adopted legislation requiring biodiesel blends. Several northeast states, including Connecticut and Massachusetts, and the City of New York have adopted legislation requiring biodiesel blends for heating oil.

In addition, several states have adopted or are considering adopting a low carbon fuel standard, or LCFS, requiring a reduction in the amount of lifecycle carbon intensity in their transportation fuels. Biodiesel has lower carbon emissions than petroleum-based diesel and is thus expected to benefit from increased demand in states like California that have adopted a LCFS. California’s LCFS calls for a reduction in greenhouse gas emissions from transportation fuels of 10% by 2020.

Oil, Gas & Mining Segment:

Oil and Natural Gas Development, Major Properties

Coquille Bay Field

The Company assumed operations of the Coquille Bay field in January 2005 from Royal-T. The field is located in Plaquemines Parish, Louisiana in approximately 4-6 feet of water. Seventeen wells have produced oil and natural gas at depths ranging from 8,000 ft. to 11,000 feet. The Company manages the field under an Operating Agreement with the State of Louisiana and owns a record title 22% working interest and a 21.4% net revenue interest. Through non-consent provisions of the Operating Agreement, the Company currently has a 98.5 % working interest and a 73.875% net revenue interest. Prior to hurricane Katrina, the Company had the field producing at approximately 75 Bopd and 800 mcfpd from six completions, however production has been plagued by continuous repair and maintenance problems and over-sized equipment at the central facility and by the lack of sufficient gas for gas lifting of the oil wells. The Company had completed work on two additional wells that had sufficient gas flow rates to supply the necessary gas lift gas immediately prior to shutting down for the hurricane. The Company completed a majority of the repairs caused by the hurricane Katrina and began producing on a limited basis in September 2006, however continuous operations were not maintained until replacement of the over-sized rental compressor in April 2007. The field is capable of producing at approximately 70-100 Bopd and 450 mcfpd (net sales 100 mcfpd) but is currently limited by its ability to dispose of salt water produced in the field and by gas available for gas lift. The Coquille Bay field has numerous workover opportunities available to increase production and reserves.

Oil and Natural Gas Reserves

The following table is a summary, as of July 31, 2011, of the proved reserves of oil and natural gas net to the Company’s interest based upon estimates prepared by or for the Company. These estimates are based on assumptions the Company believes are reasonable regarding production costs, future production rates and declines. These estimates are based upon constant prices and costs as of July 31, 2011, of $97.02/Bbl and $4.42/Mmbtu adjusted for differentials. There are numerous uncertainties inherent in the preparation of estimates of reserves, including many factors beyond the Company’s control. The accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. It can be expected as the Company conducts additional evaluation, drilling and testing with respect to its properties that these estimates will be adjusted and could be revised. Estimates have been filed with the Energy Information Agency as part of its annual survey of oil and gas operators for 2010 based on the Company’s reserves as of July 31, 2010 in addition to reports filed with the Securities and Exchange Commission (“SEC”). The Company has no reserves outside the United States.

As of July 31, 2011
Category	Oil MBO	Natural Gas MMCF	Future Net Revenue (M$)	Present Value Discounted @10%(M$)
Producing	27	76	1,082	921
Non-Producing	284	2,613	28,948	12,854
Undeveloped	0	420	508	217
Total Proved	311	3,109	30,538	13,992

Reserves by State

The following table illustrates the Company’s reserve summaries by State as of July 31, 2011:

As of July 31, 2011
	Oil (MBO)	Natural Gas (MMCF)
Texas	0	0
Louisiana	311	3,109
Other	0	0

Total	311	3,109

Acreage—The following table shows the developed and undeveloped leasehold acreage held by the Company as of July 31, 2011:

	Developed Acreage		Undeveloped Acreage
	(1) Gross	(2) Net	(1) Gross	(2) Net
Texas	0	00	0	0
Louisiana	763	676	0	0
Kentucky	0	0	0	0

Various	0	0	0	0

Total	763	470	0	0

Productive Wells—The following table summarizes the productive oil and gas wells in which the Company had an interest at July 31, 2011:

	Oil Wells		Gas Wells		Total
	(1) Gross	(2) Net	(1) Gross	(2) Net	(1) Gross	(2) Net
Texas	0	0	0	0	0	0
Louisiana	17	16.75	1	0.75	18	17.50
Other	0	0	0	0	0	0

Total	17	16.75	1	0.75	18	17.50

(1)	A “gross acre” or a “gross well” is an acre or well in which a working interest is owned by the Company and the number of gross acres or gross wells is the total number of acres or wells in which a working interest is owned by the Company.
(2)	A “net acre” or a “net well” exists when the sum of the Company’s fractional ownership interests in gross acres or gross wells equals one. The number of net acres or net wells is the sum of the fractional interests owned in gross acres or gross wells, and does not include any royalty, overriding royalty or reversionary interests.

Production, Price and Cost Data—The following table summarizes certain information relating to the production, price and cost data for the Company for the fiscal years ended, July 31, 2011, 2010, 2009.

Year Ended July 31,
	2011	2010	2009
Oil:
Production (Bbls)	4,578	1,529	16,190
Revenue	$336,752	$107,504	$960,407
Average barrels per day	13	4	44
Average sales price per barrel	$73.55	$70.31	$59.32
Natural Gas:
Production (Mcf)	6,682	12,565	24,099
Revenue	$61,941	$51,086	$108,953
Average Mcf per day	18	34	66
Average sales price per Mcf	$9.27	$4.06	$4.52
Production costs (1)	$1,096,432	$638,854	$985,753
Equivalent (Bbls) (2)	16	3,623	20,206
Production costs per equivalent bbl (3)	$187.74	$176.33	$48.79

Total oil and gas revenues	$398,693	$158,590	$1,069,361

(1)	Includes expense workovers.
(2)	Gas production is converted to barrel equivalents at the rate of six Mcf per barrel representing the estimated relative energy content of natural gas to oil.
(3)	Historical costs and expenses differ from projections included in the reserve estimates presented above as a result of remedial costs associated with repairs of the Hillside acquisition properties and repairs to the Coquille Bay platform included in historical costs and considered to be non-recurring expenses. To the extent that continued remedial costs are incurred in the future, the economic limit of the producing properties will be affected and will reduce our reserve estimates substantially.

Drilling Activity

The following table illustrates the results of the drilling activity during each of the three most recent fiscal years as reflected by number of wells drilled:

	July 31, 2011		July 31, 2010		July 31, 2009
	Gross	Net	Gross	Net	Gross	Net
Texas	0	0	0	0	0	0
New Mexico	0	0	0	0	0	0
Louisiana	0	0	0	0	0	0
Mississippi	0	0	0	0	0	0
Other	0	0	0	0	0	0

Total	0	0	0	0	0	0

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

The Company currently sells a substantial portion of its oil and gas production on “spot” market or short term contracts. During the year ended July 31, 2011, the Company sold approximately 95% and 5% of its oil and gas, respectively, to Plains Marketing and Regency Services respectively. The Company does not believe that the loss of any of these purchasers would significantly impair its operation.

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

Government Contracts

No portion of the Company’s oil and natural gas business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the Government. The Company operates the Coquille Bay facility which is subject to an Operating Agreement negotiated by the Company’s predecessor with the State of Louisiana.

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

Employees

The Company employs three people in its Evansville, Indiana office whose functions are associated with management, operations and accounting, one individual in Georgia whose function is related to our oil sands project and 45 people in Middletown, Indiana associated with the operations of our biodiesel facility. The Company uses independent contractors to assist in its land functions and to supervise its oil, gas and mining business.

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

Gary Bolen, et al vs. Imperial Petroleum, Inc.: Wrongful Garnishment:

The case filed in Midland County, Texas No. CV 45671 on July 24, 2008 stems from a dispute in 2005 in which Pharoh Oil & Gas, a company owned by Mr. Bolen ceased accepting saltwater from the University BX lease despite a valid saltwater disposal agreement in place, owned by Imperial at the time, and resulted Imperial obtaining a monetary judgment against Pharoh and Bolen and executing garnishment procedures to allow the money to be escrowed pending final outcome of that trial. Imperial prevailed in that trial, through the Supreme Court of Texas, and received the judgment proceeds. Bolen contends that the procedures used by Imperial in garnishing the funds to be escrowed were improper and seeks unspecified damages. No activity occurred in the most recent fiscal year on this case. The Company reached a tentative settlement of the lawsuit for the payment of a nominal amount of cash and is completing final agreements for dismissal of the case.

Pearl River Navigation vs. Imperial Petroleum, Inc.

Pearl River conducted barge and crane operations after hurricane Katrina on the Coquille Bay field in Louisiana on behalf of the working interest owners. A dispute arose between the parties regarding the availability of Pearl River’s crane operator on weekends, despite the fact that Pearl River continued to bill for such operations. The Company refused to pay the disputed invoices and Pearl River filed a lien in the amount of approximately $789,000 despite approximately $225,000 in payments by the Company. Pearl River filed a lawsuit dated August 1, 2007 in the 25 th Judicial District Court for the Parish of Plaquemines, State of Louisiana. the case was moved to the United States District Court for the Eastern District of Louisiana, Civil Action No. 07-9619, Section “I”(4). The Company and Pearl River reached a settlement in the matter and Pearl River was granted a judgment in the amount of $100,000 and was assigned an overriding royalty interest in the Coquille Bay field. The Company is making payments against the judgment out of revenue from the sale of oil at Coquille Bay.

Aventine Renewable Energy Holdings v. e-biofuels, LLC and

e-biofuels, LLC v. Aventine Renewable Energy Holdings

This suit was filed in the United States Bankruptcy Court for the District of Delaware. e-biofuels and Aventine entered into a purchase agreement on April 4, 2008. Aventine was to purchase fuel at $3.815 per gallon for a total of six million gallons. Aventine failed to purchase six million gallons. e-biofuels claims that Aventine initially breached the agreement when it advised e-biofuels of an anticipatory repudiation of the agreement. e-biofuels and Aventine claim more than $2,500,000.00 in damages due to the other’s breach. This case was settled in the fourth quarter of fiscal 2011.

Settlemyre Industries, Inc. v. e-biofuels, LLC

Settlemyre brought suit in the United States District Court for the Southern District of Ohio, Western Division alleging that it contracted with e-biofuels to purchase 630,000 gallons of biodiesel from e-biofuels at $3.28 per gallon. The contract included a list of quality requirements and specifications that e-biofuels’ biodiesel must satisfy before Settlemyre would accept delivery. Settlemyre claims that e-biofuels was unable to provide a product to meet the specifications, which resulted in a breach of contract. As a result, Settlemyre had to purchase a similar product from other sellers at an increased price, for which Settlemyre seeks more than $630,000 in damages. e-biofuels claims the product met specifications and Settlemyre wrongfully rejected the product. Further, e-biofuels claims that Settlemyre did not properly cover or mitigate their damages, if any. The case was settled and dismissed.

Vinmar Overseas, LTD. v. e-biofuels, LLC

Vinmar filed suit in the United States District Court for the Southern District of Texas, Houston Division, claiming that Vinmar and e-biofuels entered into a contract under which e-biofuels agreed to supply 500,000 gallons of FAME B99 to Vinmar. Vinmar claimed that e-biofuels failed to deliver the required quantities of product and owed $2,000,000.00 plus as a result of the breach and lost profit. Vinmar lost its claim of lost profit. Vinmar filed suit in Henry Circuit Court domesticating the judgment in favor of Vinmar and against e-biofuels for $930,546.87. Payments were completed and the case was dismissed during the fourth quarter of fiscal 2011.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.	Market For Registrant’s Common Stock; and Related Stockholder Matters.

The Company’s common stock is traded in the over-the-counter market. From 1984 to 1997 trading had been so limited and sporadic that it was not possible to obtain a continuing quarterly history of high and low bid quotations. Stock information is received from registered securities dealers and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company was advised that trading in its shares resumed in September 1997 and the Company’s stock was quoted at approximately $0.25 per share in sporadic trading. At July 31, 2011, the approximate closing price for the Company’s common stock was $1.00 per share.

No dividends have ever been paid by the Company on its common stock and it is not anticipated that dividends will be paid in the foreseeable future.

There are approximately 625 holders of record of the Company’s common stock.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
Fiscal Quarter
First Quarter Ended October 31	$0.56	$0.55	$0.14	$0.06
Second Quarter Ended January 31	$0.44	$0.44	$0.13	$0.09
Third Quarter Ended April 30	$1.00	$0.85	$0.35	$0.10
Fourth Quarter Ended July 31	$1.40	$1.23	$0.28	$0.15

ITEM 6.	Selected Financial Data.

	2011	2010	2009	2008	2007
Operating Revenue	109,972,543	5,659,364	1,069,361	1,855,381	1,143,194
Income (loss) from continuing opns	8,004,554	(17,080,676)	(436,536)	(668,891)	(1,655,802)
Net Income (loss)	6,074,863	(17,718,118)	10,785,443	(2,588,859)	(3,243,996)
Net Income (loss) per share	0.229	(0.99)	0.636	(0.16)	(0.28)
Total Assets	24,534,720	13,133,820	3,138,809	6,273,704	6,101,286
Stockholder’s Equity (Deficit)	431,300	(15,718,118)	892,560	(9,882,882)	(7,354,022)
Cash Dividends Paid per Common Share	0	0	0	0	0
Number of Outstanding Shares (weighted)	26,493,613	18,003,438	16,694,441	16,289,523	11,487,701

ITEM 7.	Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

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

As a result of the collapse of the world economies into recession, crude oil and natural gas prices decreased significantly during fiscal 2009 from 2008 and although rebounding somewhat in fiscal 2010 and 2011, appear again to be heading into a downward spiral. Commodity prices for crude oil based on West Texas Intermediate (“WTI”) prices quoted at approximately $97.02/Bbl for oil and $4.42 per Mmbtu for natural gas at July 31, 2011. Since that time crude oil and natural gas prices declined with crude oil prices currently around $77.00/bbl and natural gas at around $3.90/Mmbtu. Diesel prices are impacted by crude oil prices and determine biodiesel prices to a large degree. Biodiesel prices have steadily climbed during fiscal 2011 and were quoted at approximately $5.43 per gallon at July 31, 2011 based on the average spot price. Currently biodiesel is quoted at $5.79/gallon. The following graph shows the relation of biodiesel and diesel fuel prices compared to crude oil prices on a $/gallon basis.

The impact of the volatility of fuel prices has contributed to uncertainty in the energy markets. If pricing remains high, by demand or artificial methods employed by the oil producing countries, the impact will be positive on revenues and cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to widely fluctuate and to be influenced by global economic turmoil, Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea. Feedstock prices, and in particular waste grease prices, generally track biodiesel prices. Virgin oil feedstocks however are at times priced too high for use as a biodiesel feedstock. Since the highest value for most waste greases is obtained by selling these commodities to the biodiesel industry, we expect that despite volatility in biodiesel prices, these waste grease feedstocks will continue to track biodiesel prices, both upward and downward and therefore maintain an acceptable margin for biodiesel production.

The graph above shows our historical gross margins for fiscal 2011based on a comparison of our actual sales price for biodiesel compared to the cost of feedstock. Because we are a feedstock flexible facility, we can take advantage of variations in feedstock prices and utilize multiple feedstocks in our plant.

Year ended July 31, 2011 compared to year ended July 31, 2010

Total revenues for the Company for the year ended July 31, 2011 were $109,972,543 compared to $5,659,364 for the prior year and represent a full year of production at our biodiesel plant after the acquisition of e-Biofuels. We were able to quickly turn the facility around, expand its operations and increase its capacity during 2011 from a nameplate capacity of 15MMGPY to 30 MMGPY. Our biodiesel operations comprised some 99.6% of our revenues. We are currently operating at about 2.5-3.0 million gallons per month of biodiesel production. The average sales price for biodiesel during the period was $4.12 per gallon. Coquille Bay continues to suffer from a lack of available gas for gas lift and as a result the Company continues to conserve natural gas and limits sales. We presently expect that our biodiesel sales will account for the majority of our revenues during the current fiscal year as well. We expect revenues to increase in fiscal 2012 as a result of a full year of operations at capacity and as a result of planned capacity expansions currently underway.

Total direct operating expenses for the year ended July 31, 2011 were $96,792,145 compared to $5,129,451 for the year earlier. Direct operating expenses have increased due to the costs associated with e-biofuels operations and the significant increase in production rates. Our gross margin from the production of biodiesel is approximately 18% with feedstock costs of approximately $3.38 per gallon and not including any direct government incentives received as an advanced biofuels producer. We experienced only limited activity in Coquille Bay for the year. General and administrative costs (“G&A”) for the year ended July 31, 2011 were $4,295,830 compared to $1,141,281 for the year ended July 31, 2010. The increase in G&A is due to the added staff at e-Biofuels during the fiscal year ended 2011, approximately $1,172,000 in stock for services and non-cash charges from warrants issued. We do not anticipate the addition of significant additional staff at e-biofuels despite increased production levels and as a result we anticipate increased overall margins as plant capacity increases. Interest costs increased to $1,685,292 for the year ended July 31, 2011 compared to $437,231 for the prior year as a result the incorporation of a full year of e-Biofuels’ credit facility.

The Company incurred net after tax income of $6,074,863 ($0.229 per share) or ($0.214 per share fully diluted) for the fiscal year ended July 31, 2011 compared to an after tax loss of $17,818,186 ($0.99 per share) for the prior year. The net loss for the year ended July 31, 2010 was primarily the result of the write-off of goodwill associated with the acquisition of e-biofuels in the amount of $16,276,784. The Company experienced a net gain during the year ended July 31, 2011 of $8,004,554 from continuing operations. Our biofuels subsidiary generated a net gain from continuing operations of $10,467,989 for the fiscal year ended July 31, 2011. Depreciation, depletion and amortization costs increased from a total of$192,524 last year to $880,014 this year as a result of a full year with e-biofuels activity being included.

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

Total direct operating expenses for the year ended July 31, 2010 were $5,129,451 compared to $985,783 for the year earlier. Direct operating expenses have increased due to the costs associated with e-biofuels. Our gross margin from the production of biodiesel is approximately 19% with feedstock costs of approximately $2.32 per gallon. We experienced on limited activity in Coquille bay for the year. General and administrative costs (“G&A”) for the year ended July 31, 2010 were $1,141,281 compared to $383,101 for the year ended July 31, 2009. We expect significantly increased G&A costs as a result of a full year of inclusion of e-biofuels, however, we do not anticipate the addition of significant staff at e-biofuels despite increased production levels and as a result we anticipate increased overall margins. Interest costs decreased to $437,231 for the year ended July 31, 2010 compared to $1,600,431 for the prior year as a result of the settlement of the Company’s senior debt and offset somewhat by the incorporation of e-biofuels for two months. On a full-year basis, interest rates are expected to increase above 2009 levels.

The Company incurred a net after tax loss of $17,818,186 ($0.99 per share) for the fiscal year ended July 31, 2010 compared to an after tax gain of $10,785,443 ($0.636 per share) for the prior year. The net loss for the year ended July 31, 2010 is primarily the result of the write-off of goodwill associated with the acquisition of e-biofuels in the amount of $16,276,784. The largest component of the net gain for the prior fiscal years was the gain on the settlement of the Company’s debt of $12,984,463. The Company experienced a net loss during the year ended July 31, 2010 of $17,080,676 from continuing operations. Depreciation, depletion and amortization costs increased from a total of $137,043 last year to $192,524 this year and will increase further as a result of a full year with e-biofuels activity included.

Capital Resources and Liquidity

The Company’s capital requirements in the past have related primarily to the remedial efforts to return wells to production and to workover and repair operations on various wells to increase production, including the repairs required at Coquille Bay after hurricane Katrina. Now that the repairs at Coquille Bay are completed and production has been re-established, the Company has a great deal of flexibility in the timing and amount of these expenditures. The Company did not make any capital expenditures for workovers in the most recent quarter due to limited production at Coquille Bay and due to a lack of capital. With the acquisition of e-biofuels, we do not expect significant capital improvements at the current levels of production, however, subject to available capital, we do anticipate expansion of the plant capacity by an additional 10 million gallons per year. The Company announced the completion of a private placement subsequent to year-end which resulted in net proceeds of approximately $2.9 million. The proceeds from this financing will be used to expand our biodiesel operations and begin installation of our commercial tar sand recovery unit in Kentucky.

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

The timing of expenditures for the Company’s oil and natural gas and mining activities are generally distributed over several months, however, any cessation of production or catastrophe type expenditures create significant cash flow shortages for the Company. The Company anticipates its current working capital will be sufficient to meet its required capital expenditures and that the Company will not be required to either access additional borrowings from its lender or access outside capital. Currently the Company projects it will require non-discretionary capital expenditures of approximately $500,000 in the next fiscal year to re-establish and maintain economic levels of production at Coquille Bay.

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. The following is a description of the terms and conditions of each facility as of July 31, 2011:

First Merchants Bank, N.A. Term Loans: The Company has three term loans with First Merchants Bank: Term Loan A has a balance due of $2,079,944 and an interest rate of 8%; Term Loan B has a balance due of $4,728,223 with an interest rate of 9%; and Term Loan C has a balance due of $3,115,167 with an interest rate of 12%. The Term loans expire on January 31, 2012 and are secured by all of the assets of e-biofuels; the personal guarantees of Craig Ducey and Chad Ducey and by a corporate guarantee of the Company. The Company is in compliance with the terms of these notes under the extension agreement.

Cienna Capital/ Small Business Administration Mortgage Note: The Company has a mortgage secured by the real estate and facility located in Middletown, Indiana. The balance due is $1,560,589 with an interest rate of 5.125% . The note is further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 25.5 years from December 2007.

SBA Equipment Loan: The Company obtained a loan for the purchase of equipment through the issuance of a Debenture in December 2007 in the original amount of $772,000. The balance due is $533,945 with an interest rate of 6.5%. The note is secured by certain equipment located at the Middletown, Indiana plant and further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 120 months.

Capital Leases: The Company has capital leases related to vehicles used in the operation of the facility at Middletown, Indiana which total $384,662 and have varying market based interest rates.

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

The Company has also has obtained certain unsecured loans from various individuals and from its Chairman and President, Jeffrey T. Wilson, in the approximate amounts of $1,702,132 and $540,286 as of July 31, 2011. These loans bear market rates of interest and flexible terms and are generally unsecured. These funds have been used to maintain the Company’s biodiesel, oil and gas and mining activities and fund its overhead requirements. As of July 31, 2011, the Company has accrued salaries due its Chairman and President of $377,667 and accounts payable due to Werks Management, a company owned by Craig Ducey and Chad Ducey, in the amount of $90,238. Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At July 31, 2011, the Company had current assets of $8,162,140, including $900,883 in cash and cash equivalents, $1,549,154 in trade and oil and gas accounts receivable, $3,344,919 in advanced biofuels funds due from the USDA and $1,293,171 in inventories. The Company had current liabilities of $21,095,322, which resulted in negative working capital of $12,933,182. The negative working capital position is comprised of senior debt of $10,4459,949; trade accounts payable of $1,307,854; of accrued expenses payable of $5,183,849 consisting primarily of ; accrued liabilities for feedstock purchases of $2,945,134; amounts due customers of $2,901,054 for biodiesel that was not delivered during the year; accrued salaries payable to the Company’s President of $377,677, accrued income taxes of $355,000, and oil and gas suspense accounts; notes payable to the related parties of $540,286; and short-term unsecured third party notes payable of $1,702,132. As of July 31, 2011 the Company had cash and cash equivalents of $900,883.

Seasonality

The results of operations of the Company are seasonal due to seasonal fluctuations in the market prices for biodiesel, crude oil and natural gas. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results, which may be realized on an annual basis. Because of regional issues with cold weather, biodiesel sales are generally lower in colder climates during the winter months. The Company estimates that seasonal issues related to weather impacts result in a loss of sales of about 2.5%.

Inflation and Prices

The Company’s revenues and the value of its biofuels, oil and natural gas and mining properties have been and will be affected by changes in the prices for biodiesel, crude oil, natural gas and gold prices. The Company’s ability to obtain additional capital on attractive terms is also substantially dependent on the price of these commodities. Prices for these commodities are subject to significant fluctuations that are beyond the Company’s ability to control or predict. Government incentives significantly affect the price of biodiesel as discussed previously.

Off Balance Sheet Arrangements

None.

Contractual Obligations

See above, Capital Resources and Liquidity.

Debt

(See above, Capital Resources and Liquidity.)

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. The following is a description of the terms and conditions of each facility as of July 31, 2011:

First Merchants Bank, N.A. Term Loans: The Company has three term loans with First Merchants Bank: Term Loan A has a balance due of $2,079,944 and an interest rate of 8%; Term Loan B has a balance due of $4,728,223 with an interest rate of 9%; and Term Loan C has a balance due of $3,115,167 with an interest rate of 12%. The Term loans expire on January 31, 2012 and are secured by all of the assets of e-biofuels; the personal guarantees of Craig Ducey and Chad Ducey and by a corporate guarantee of the Company. The Company is in compliance with the terms of these notes under the extension agreement.

Cienna Capital/ Small Business Administration Mortgage Note: The Company has a mortgage secured by the real estate and facility located in Middletown, Indiana. The balance due is $1,560,589 with an interest rate of 5.125% . The note is further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 25.5 years from December 2007.

SBA Equipment Loan: The Company obtained a loan for the purchase of equipment through the issuance of a Debenture in December 2007 in the original amount of $772,000. The balance due is $533,945 with an interest rate of 6.5%. The note is secured by certain equipment located at the Middletown, Indiana plant and further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 120 months.

Capital Leases: The Company has capital leases related to vehicles used in the operation of the facility at Middletown, Indiana which total $384,662 and have varying market based interest rates.

Other Debt: The Company has private notes and debt with various individuals, small companies and its Chairman that totals $1,702,132 as of July 31, 2011. Generally this debt is unsecured and bear market interest rates and flexible terms.

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

For every $0.10 per gallon decrease in the sales price of biodiesel at our current rate of production of 30 MMGPY and assuming there is not a comparable decline in the cost of feedstocks, our revenues will decrease approximately $3.0 million and our net income would decline by $0.20 million. The breakeven price for biodiesel assuming that feedstock costs remain constant and do not decrease with decreasing biodiesel prices is approximately $3.70 per gallon. Currently biodiesel prices are approximately $5.50 per gallon. However, it should be noted that as shown earlier, changes in waste grease prices generally mirror biodiesel prices due to the fact that the highest value that can be obtained by marketers of waste greases is currently in sales to biodiesel producers. Consequently, it is likely that as long as abundant supplies of waste greases remain available for biodiesel production, very little impact would actually occur due to price adjustments in biodiesel until such prices reach the marginal price under which such waste greases can be sold as animal feed additives or roughly $0.15/lb or $1.20 per gallon in feedstock costs or $2.40 per gallon in biodiesel prices.

Government incentives significantly affect the price of biodiesel in the market, as discussed above. Currently the Blender’s Credit ($1.00/gallon tax credit received by parties that blend B100 with petroleum diesel) is set to expire at the end of calendar 2011. While the Company generally does not receive this credit, indirectly, the subsidy has an impact on overall biodiesel prices and their relation to petroleum diesel prices. Previously in early 2010, when the Blender’s Tax Credit was allowed to expire, as a result of the mandated requirements imposed by RFS2, RIN values increased over a period of a few months and offset the impact to biodiesel prices by the loss of the credit. We would anticipate that a similar adjustment in RIN values would occur again, if the credit is allowed to expire. As a result, we would estimate that the short term impact to a loss of the Blender’s Tax Credit would be reduction in revenues over a three month period and would result in a reduction in annual revenues of about 7%. We believe net income would only be impacted during the adjustment period as RIN values increase and as a result we would estimate the impact to net income to be a reduction of approximately 1-2% for fiscal 2012.

A legislative change that eliminated the RFS2 incentives could have a material adverse effect on our biodiesel sales prices by reducing the price of biodiesel to an equivalent price for petroleum diesel and by eliminating the significant demand premium that biodiesel currently receives. We would estimate that if biodiesel prices were to decline to the current level of petroleum diesel prices and assuming that waste grease prices declined as well in accordance with historical data, our gross margins would be about $0.37/gallon. Our revenues would be decreased by about and 31% while net income would be reduced by about 46%.

Interest Rate Risk

We have long-term debt subject to risk of loss associated with movements in interest rates.

ITEM 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements are included in this report beginning of page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

In connection with the preparation of this annual report on Form 10-K/A, our President and Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation , our President and Chief Executive Officer concluded that as of July 31, 2011 our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified two material weaknesses in internal control over financial reporting existing as of July 31, 2011. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of July 31, 2011, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

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

Lack of Effective Accounting Systems to Match Sales Volumes to Contract Volumes

The Company’s accounting system was not able to provide real-time tracking of biodiesel volumes delivered to customers and as a result relied on manual tracking of sales volumes by contracts and as a result was subject to error. The Company under-delivered approximately 577,831gallons of biodiesel through the end of fiscal 2011 that had been paid for by the customer.

Remediation Initiative

With the acquisition of e-biofuels, we have added additional accounting personnel, including a Vice President of Finance, a Controller and a logistics individual at e-Biofuels, which accounts for 99% of our business. We implemented a new accounting system at e-Biofuels to allow our accounting staff to more effectively track sales and inventory and to improve the overall accuracy of our reporting. We are consolidating our overall accounting functions under the control of our accounting staff at e-Biofuels and integrating accounting systems under the new system in place.

Other than the weaknesses identified above and our remediation of the weaknesses, there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

No additional changes in internal controls were made during the year ended July 31, 2011.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers of Registrant.

Directors and Executive Officers

The following table sets forth certain information regarding the directors, executive officers and key employees of the Company.

Name	Age	Position
Jeffrey T. Wilson	58	Director, Chairman of the Board, President and Chief Executive Officer
Ben Campbell	70	Director
Aaron M. Wilson	32	Director
John Ryer	48	Director
J. Gregory Thagard	48	Director

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

Ben Campbell became a Director of the Company in July 2011. Ben is a 1963 graduate of Texas A&M and completed graduate studies in petroleum engineering at the University of Tulsa. Ben has over 35 years in Oil & Gas Industry in field and managerial positions in exploration, production, transportation and downstream marketing for independent and major O&G companies. More recently Ben has been active in developing biomass sources for ethanol and bio diesel.

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

Other Key Management:

Craig Ducey– President-EBIO received his Bachelors Degree from Indiana University in 1994. Upon graduating, Mr. Ducey worked for a short time as a Quality Control Manager with Young Door, before leaving to take a position with Playwerks, Inc. At Playwerks, Mr. Ducey was responsible for building and implementing multiple facets of the business, including marketing and business development. During his tenure with Playwerks, revenue grew from $40,000 in 1995 to more than $14 million in 2005. In February 2004, Mr. Ducey started an engineering firm, Werks Management, LLC with two other partners, where he played a pivotal role in developing the company from the ground up. Mr. Ducey still devotes time to this venture today. In August 2006, he started e-Biofuels with three other partners. As the president of e-Biofuels, Mr. Ducey was instrumental in the design and development of the Company’s manufacturing facilities and overseas the day-to-day management of the biodiesel business of the Company. In 2006, Mr. Ducey received the National Business Man of the Year Award, which he followed up with the Congressional Merit Award in 2007.

Chad Ducey: Chief Operating Officer-EBIO received his Bachelor’s Degree from the Rose-Hulman Institute of Technology in 1998. While in school, Mr. Ducey held engineering positions with Cyprus-Amax Coal Company and

Burgess and Niple. Upon graduating, he took a position as Field Engineer with Blast Design International where he was tasked with designing explosions using three-dimensional lasers, borehole path probes, and proprietary software. In 2002, he left Blast Design to take a Project Engineer position with Indiana American Water, where he was eventually promoted to Operations Supervisor. In March 2004, he started an engineering firm, Werks Management, LLC, with his brother and another partner. In 2006, Mr. Ducey, along with his brother and two other partners, started e-Biofuels, where Mr. Ducey is the Company’s acting COO. His engineering expertise played a major role in the design and construction of the Company’s production facility in Middletown, Indiana. In addition to Mr. Ducey’s role in the design of e-Biofuels’ production facility, he is also responsible for expanding the Company’s manufacturing capacity and developing internal systems that improve the Company’s overall efficiency and its ability to handle multiple feedstocks.

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

Based upon a review of From 3, 4 and 5 filings made by the Company’s officers and directors during the past fiscal year ended July 31, 2011 under Section 16(a) of the Exchange Act, the Company believes that all requisite filings have been made timely.

ITEM 11. Executive Compensation.

The table below sets forth, in summary form, (1) compensation paid to Jeffrey T. Wilson, the Company’s Chairman of the Board, President and Chief Executive Officer and (2) other compensation paid to officers and directors of the Company. Except as provided in the table below, during the three fiscal years ended July 31, 2011, 2010 and 2009 (i) no restricted stock awards were granted, (ii) no stock appreciation or stock options were granted, (iii) no options, stock appreciation rights or restricted stock awards were exercised, and (iv) except as provided below, no awards under any long term incentive plan were made to any officer or director of the Company.

SUMMARY COMPENSATION TABLE

	Annual Compensation		Long Term Awards Warrants
Name and Principal Position	Year	Salary	Bonus	# shares
Jeffrey T. Wilson*	2011	$156,000		200,000

	2010	$140,000		800,000

	2009	$140,000		—

Annalee C. Wilson**	2011			100,000

	2010			400,000

	2009			—

Aaron M. Wilson	2011	$96,000		200,000

	2010			400,000

	2009			—

Malcolm W. Henley**	2011			—

	2010			400,000

	2009			—

J. Greg Thagard	2011			100,000

	2010			400,000

	2009			—

John Ryer	2011			200,000

	2010			—

	2009			—

Ben Campbell	2011			—

	2010			—

	2009			—

*	Mr. Wilson’s salary was accrued and unpaid through June 2011.
**	Mr. Henley resigned effective August 16, 2010. Mrs. Wilson resigned effective July 13, 2011.

None of the executive officers listed received prerequisites or other personal benefits that exceeded the greater of $50,000 or 10% of the salary and bonus for such officers. Directors are currently not paid for their service to the Company. Mr. Thagard received compensation as a consultant to the Company and its subsidiaries in the current fiscal year ending July 31, 2011 in the amount of $84,000. Mr. Thagard settled his accounts payable due from the Company in the amount of $154,500 in exchange for restricted common stock in an amount of 259,542 shares and $20,000 in cash on June 21, 2011.

Craig Ducey, as President of e-Biofuels and Chad Ducey as COO of e-Biofuels are each paid through the relationship with Werks Management. Werks Management is currently paid $62,833 per month by the Company.

The Board of Directors, through the Compensation Committee, from both publicly disclosed sources and from private discussions, periodically determines the level of executive compensation and any increases thereto based on comparable salaries for executives of similar sized companies within our industry in setting the compensation for Mr. Wilson. The Board believes that the compensation of Mr. Wilson, in light of his many duties typically performed by more than one person, is insufficient compared to the compensation levels for executives of a similar type and functioning in companies of a similar size and will be recommending an increase in salary.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

As of July 31, 2011, the Company has 34,905,136 issued and outstanding shares of common stock. The following table sets forth, as of July 31, 2011, the number and percentage of shares of common stock of the Company owned beneficially by (i) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and officers as a group, and (iv) each person known to the Company to own of record or beneficially own more than 5% of the Company’s common stock. Except as otherwise listed, the stockholders listed in the table have sole voting and investment power with respect to the shares listed. As of July 31,2011, the Company had approximately 625 holders of common stock of record.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Jeffrey T. Wilson (1)(4)	2,617,275	7.5%
Annalee C. Wilson (2)(4)	717,155	2.1%
Aaron M. Wilson (3)(4)	87,475	0.3%
J. Greg Thagard (5)	1,709,542	4.9%
John Ryer(6)	143,640	0.4%
Ben Campbell (7)	50,000	0.1%
Craig Ducey (8)	3,254,787	9.3%
Chad Ducey (9)	3,254,787	9.3%
All Officers and Directors (7 people)	11,834,661	33.9%
Taghmen Ventures Ltd (10)	1,000,000	2.9%
Total officers, directors and 5% shareholders	12,834,661	36.8%

(1)	The mailing address of Mr. Jeffrey Wilson is PO Box 1006, Evansville, IN 47706. Includes 147,395 shares held jointly with Mrs. Wilson; includes 416,753 shares owned by HN Corporation in which Mr. Wilson owns 33.3%. Does not include 75,000 shares held in Trust by Old National Bank for Mr. Wilson’s children
(2)	The mailing address of Mrs. Annalee Wilson is PO Box 1006, Evansville, IN 47706. Includes 147,396 shares held jointly with Mr. Wilson; includes 833,634 shares owned by HN Corporation in which Mrs. Wilson owns 66.7%. Does not include 75,000 shares held in Trust by Old National Bank for Mrs. Wilson’s children.
(3)	The mailing address for Mr. Aaron Wilson is PO Box 1006, Evansville, IN 47706. Includes 31,635 shares held in Trust by Old National Bank.
(4)	The mailing address of HN Corporation is 3117 N First Ave., Evansville, IN 47710. Mrs. Annalee Wilson is the President of HN Corporation, Jeffrey T. Wilson is the Vice President of HN Corporation and Aaron M. Wilson is a Vice President of HN Corporation.
(5)	The mailing address of Greg Thagard is PO Box 1006, Evansville, IN 47706. The shares are beneficially owned by Valley Falls Company, an entity owned by Mr. Thagard.
(6)	The mailing address of John Ryer is PO Box 1006, Evansville, IN 47706.
(7)	The mailing address of Ben Campbell is PO Box 1006, Evansville, IN 47706.
(8)	The address of Craig Ducey is 701 Norfleet Drive West, Middletown, IN.
(9)	The address of Chad Ducey is 701 Norfleet Drive West, Middletown, IN.
(10)	The address of Taghmen Ventures Ltd. is EFG House, St Julian’s Avenue, St Peter Port Guernsey.

ITEM 13.	Certain Relationships and Related Transactions.

Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company has made unsecured loans to the Company which total $540,286 in principal as of July 31, 2011 and has accrued salaries due from the Company of $377,677.

HN Corporation, a private retail company owned by Mr. Wilson and his wife, has made unsecured loans to the Company from time-to-time which total $90,000 in principal as of July 31, 2011. Annalee Wilson serves as the President of HN Corporation and owns 66.7% of its common stock, Jeffrey T. Wilson serves as the Vice President and Secretary of HN Corporation and owns 33.3% of its stock and Aaron M. Wilson serves as a Vice President of HN Corporation.

Mr. Thagard, a director of the Company, has received compensation as a consultant to the Company and its subsidiaries in the current fiscal year ending July 31, 2011 in the amounts of $84,000. . Mr. Thagard settled his accounts receivable due from the Company in the amount of $154,500 in exchange for restricted common stock in an amount of 259,542 shares and $20,000 in cash on June 21, 2011.

Mr. Greg Thagard owns Valley Falls Company and owns 1,000,000 shares of the Company’s common stock as a result of the sale of certain assets to the Company and subsequently to Cave Energy.

Mr. Craig Ducey, president of e-Biofuels, is part owner along with Mr. Chad Ducey, COO of e-Biofuels, of Werks Management, a company that provides contract consulting services to e-biofuels. Werks Management receives a contracted amount per month in consulting fees for such services. The contracted amount was $70,000 per month through October of 2010, $60,000 per month from November of 2010 to April of 2011, and $62,833 per month from May of 2011 to July of 2011. Mr. Craig Ducey and Mr. Chad Ducey provide the primary management services for e-Biofuels and are its President and COO, respectively. The Company recorded expenses to Werks Management in the total of $758,500 for the year ended July 31, 2011. The Company owed Werks Management $90,238 and $128,511 as of July 31, 2011 and 2010, respectively.

During July of 2011, the Company entered into a loan agreement loaning Mr. Chad Ducey $340,000 at an interest rate of 5%. The loan has a term of 25 years, is unsecured, and will mature in July of 2036. The current balance on this note receivable is $339,429 as of July 31, 2011.

In September of 2011, Mr. Brian Carmichael, a former owner of Werks Management and Sales Manager for e-Biofuels, signed a new consulting agreement with e-biofuels and will receive a commission of $0.015 per gallon of biodiesel sold through the Middletown, Indiana plant. The agreement was subsequently modified and the amount reduced as the Company began selling larger volumes of biodiesel to Mr. Carmichael’s company, Element Renewable Energy. The agreement has a term of one year and automatically renews in one year increments . Mr. Carmichael no longer owns an interest in Werks Management as a result of this agreement. The Company instituted sales controls during fiscal 2011 to provide additional management oversight of sales contracts to Element, wherein the VP of Finance is required to approve any sales contracts by the Company to Element to insure the contracts are arms-length. The total paid to Mr. Carmichael and his company in relation to this agreement was $294,799 for the year ended July 31, 2011.

ITEM 14.	Principal Accountant Fees and Services.

The following table presents the fees for professional audit services rendered by the accountancy firm of Weaver Martin & Samyn, LLC for the audit of the Company’s annual consolidated financial statements for the fiscal year ended July 31, 2011 and for the fiscal year ended July 31, 2010, and fees for other services rendered during those periods:

Fee Category	Fiscal 2011	Fiscal 2010
Audit Fees	$89,250	$69,750
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$89,250	$69,750

Audit fees include fees related to the services rendered in connection with the annual audit of the Company’s consolidated financial statements, the quarterly reviews of the Company’s quarterly reports on Form 10-Q and the reviews of and other services related to registration statements and other offering memoranda. The audit fees in 2011 were higher than those incurred in 2010 due to the acquisition of e-biofuels.

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

All of the services for 2011 and 2010 were performed by the full-time, permanent employees of Weaver Martin & Samyn, LLC.

All of the 2011 services described above were approved by the Audit Committee pursuant to the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent auditors to the extent that rule was applicable during fiscal year 2011. Weaver Martin & Samyn, LLC has not provided any services unrelated to the audit during fiscal year 2011 or 2010.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Financial Statements and Schedules

Financial Statements of Imperial Petroleum, Inc.

Reports of Independent Public Accountants;

Consolidated Balance Sheets as of July 31, 2011 and 2010;

Consolidated Statements of Operations for the years ended July 31, 2011, 2010, and 2009;

Consolidated Statements of Stockholder Equity for the years ended July 31, 2011, 2010, and 2009;

Consolidated Statements of Cash Flows for the years ended July 31, 2011, 2010, and 2009;

Notes to Consolidated Financial Statements.

Supplemental Financial Information

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

06/09/09: 8-K: Execution of Stock Subscription Agreement with Novus.

02/26/10: 8-K: Stock Purchase Agreement with e-biofuels, LLC.

03/29/10: 8-K: Extension of Closing of e-biofuels, LLC Agreement.

05/25/10: 8-K: Closing of e-biofuels, LLC.

08/18/2010: 8-K Resignation of Malcolm Henley from the Board; Appointment of John Ryer.

09/13/2010: 8-K Execution of Heartland Resources Purchase and Sales Agreement.

10/04/2010: 8-K Second Amendment to Credit Facility for e-Biofuels.

02/03/2011: 8-K Agreement with Clean Sands International.

03/22/2011: 8-K Third Amendment of Credit Facility for e-Biofuels.

05/16/2011: 8-K Conversion of Promissory Notes.

06/15/2011: 8-K Resignation of Annalee Wilson from the Board; Appointment of Ben Campbell.

09/22/2011: 8-K Completion of PIPE transaction.

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

IMPERIAL PETROLEUM, INC.

Date: October 21, 2011	/s/ JEFFREY T. WILSON
Jeffrey T. Wilson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JEFFREY T. WILSON Jeffrey T. Wilson	President and Chief Executive Officer (Principal Executive Officer) and Director	October 21, 2011

IMPERIAL PETROLEUM, INC.

Index to Consolidated Financial Statements

Audited Financial Statements of Imperial Petroleum, Inc.

(See Item 15: Exhibits, Financial Statements and Reports on Form 8-K)

IMPERIAL PETROLEUM, INC.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Imperial Petroleum, Inc. and Subsidiaries

Evansville, Indiana

We have audited the accompanying consolidated balance sheet of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years ended July 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Petroleum, Inc. and Subsidiaries as of July 31, 2011 and 2010, and the consolidated results of its operations, stockholders’ equity and its cash flows for the three years ended July 31, 2011, in conformity with U. S. generally accepted accounting principles.

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

/s/ Weaver Martin & Samyn, LLC
Kansas City Missouri
October 21, 2011

IMPERIAL PETROLEUM, INC.

Consolidated Balance Sheet

July 31, 2011 and 2010

	2011	2010
ASSETS
Current Assets:
Cash	$900,883	$28,525
Accounts Receivable	1,549,154	121,252
Accounts Receivable (Government Incentives)	3,344,919	—
Inventory	1,293,171	139,350
Prepaid expenses (current portion)	910,407	376,086
Loan Receivable (related party)	6,440	—
Other Current Assets	157,166	42,100

Total current assets	8,162,140	707,313
Property, plant and equipment:
Mining claims, options, and development costs	74,500	—
Fixed Assets	11,969,451	10,709,669
Land	515,900	273,900
Oil and gas properties (full cost method)	4,690,765	3,530,375

	17,250,616	14,513,944
Less: accumulated depreciation, depletion and amortization	(3,092,503)	(2,296,270)

Net property, plant and equipment	14,158,113	12,217,674
Other assets:
License agreements, net of accumulated amortization .	442,756	208,833
Loan Receivable (related party)	332,989	—
Prepaid expenses	1,438,722	—

Total Other Assets	2,214,467	208,833

Total assets	$24,534,720	$13,133,820

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Balance Sheet

July 31, 2011 and 2010

	2011	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,307,654	$2,896,376
Accrued expenses	5,183,849	5,218,908
Customer Deposit Liability	2,901,054	320,375
Notes payable – current portion	702,530	1,633,849
Notes payable – related parties	540,286	434,574
Term Loans	9,923,335	11,067,608
Other Senior Debt	536,614	670,643
Other Current Liabilities	—	238,023

Total current liabilities	21,095,322	22,480,356
Long-term liabilities:
Mortgage Note	1,525,641	1,533,464
Notes Payable, Other	1,009,602	649,031
Notes payable, related parties	—	3,750,000
Asset retirement obligation	472,855	439,087

Total long-term liabilities	3,008,098	6,371,472
STOCKHOLDERS’ EQUITY:
Common stock of $.006 par value; authorized 150,000,000 shares; 34,905,136 and 21,364,813 issued and outstanding at July 31, 2011 and 2010, respectively	209,431	128,190
Common stock, owed but not issued - 100,000 and 1,000,000 shares at July 31, 2011 and 2010, respectively	600	6,000
Paid-in capital	21,977,786	11,979,071
Retained deficit	(21,756,517)	(27,831,379)

Total stockholders’ equity	431,300	(15,718,118)

Total liabilities and stockholders’ equity	24,534,720	$13,133,820

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Operations

For the Years Ended July 31, 2011, 2010 and 2009

	2011	2010		2009
Revenues and other income:
Biodiesel	$105,681,725		$5,500,774	—
Biodiesel Government Incentives	3,891,830		—	—
Oil and gas	398,988		158,590	$1,069,361

Total operating income	109,972,543		5,659,364	1,069,361

Costs and expenses:
Biofuels Direct Costs	95,689,601		4,489,314	—
Production costs and taxes	1,102,544		638,853	985,753
Mining lease expense	—		1,284	—
Impairment Costs	—		16,276,784	—
General and administrative	4,295,830		1,141,281	383,101
Depreciation, depletion and amortization	880,014		192,524	137,043

Total costs and expenses	101,967,989		22,740,040	1,505,897

Net Income (Loss) from operations	8,004,554		(17,080,676)	(436,536)
Other income and (expense):
Interest expense	(1,685,292)		(437,231)	(1,600,431)
Interest income	36,524		528	2,594
Amortization of loan fees	—		—	(246,146)
Gain (loss) on sale of licensing rights	500,000		—	—
Other income (expense)	(439,167)		(300,807)	(14,615)
Gain (loss) on sale of assets	13,244		—	13,080,577

Total other income and (expense)	(1,574,691)		(737,510)	11,221,979

Net income (loss) before income tax	$6,429,863		(17,818,186)	10,785,443
Provision for income taxes	(355,000)		—	—

Net Income (Loss)	6,074,863		$(17,818,186)	$10,785,443

NET INCOME/(LOSS) PER SHARE (basic)	$0.229		$(0.99)	$0.64

WEIGHTED AVERAGE SHARES OUTSTANDING (basic)	26,493,613		18,003,438	16,694,441
NET INCOME/(LOSS) PER SHARE (diluted)	$0.214	$	N/A	$0.64

WEIGHTED AVERAGE SHARES OUTSTANDING (diluted)	28,395,536		N/A	16,694,441

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended July 31, 2011, 2010 and 2009

	Common Stock		Additional Paid-In Capital	Common Stock, owed but not Issued	Retained Deficit	Treasury Stock	Total Stockholder’s Equity
	Shares	Par Value
BALANCE, July 31, 2008	16,964,441	$101,788	$11,511,265	—	$(20,798,631)	$(707,304)	$(9,892,882)
Net income for the year	—	—	—	—	10,785,443	—	10,785,443

Balance as of July 31, 2009	16,964,441	$101,788	$11,511,265	—	$(10,013,189)	$(707,304)	$892,560

Stock Issued for acquisition	3,000,000	18,000	453,000	—	—	—	471,000
Stock Issued for services	250,000	1,500	190,000	6,000	—	—	197,500
Warrant exercise	400,000	2,400	37,600	—	—	—	40,000
Board Warrants	—	—	265,109	—	—	—	265,109
Cancel Treasury/Other Shares	(409,628)	(2,458)	(704,846)	—	—	707,304	—
Stock Issued for License	1,000,000	6,000	204,000	—	—	—	210,000
Stock Issued for Notes	160,000	960	22,940	—	—	—	22,940
Net loss for the year	—	—	—	—	(17,818,186)	—	(17,818,186)

Balance as of July 31, 2010	21,364,813	$128,190	$11,979,071	$6,000	$(27,831,379)	$—	$(15,718,118)

Stock Issued for fixed assets	3,141,669	18,850	1,399,818	—	—	—	1,418,668
Stock and warrants issued for services	1,170,000	7,020	2,425,990	—	—	—	2,433,010
Stock issued that was owed	1,000,000	6,000	—	(6,000)	—	—	—
Warrant exercise	609,744	3,658	(4,258)	600	—	—	—
Options issued for compensation	—	—	479,193	—	—	—	479,193
Payables converted to stock	7,618,910	45,713	5,697,972	—	—	—	5,743,685
Net income for the year	—	—	—	—	6,074,863	—	6,074,863

Balance as of July 31, 2011	34,905,136	209,431	21,977,786	600	(21,756,517)	—	431,300

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL PETROLEUM, INC.

Consolidated Statements of Cash Flows

For the Years Ended July 31, 2011, 2010 and 2009

	2011	2010	2009
Operating activities:
Net gain/loss	$6,074,863	$(17,818,186)	$10,785,443
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	880,015	192,524	383,189
Stock and warrants issued for services	348,598	221,399	—
Options issued for compensation	479,193	265,109	—
Amortization of stock and options issued for services	343,579	—	—
Impairment expense	—	16,276,784	—
Gain on sale and disposal of assets	(13,246)	—	(13,080,577)
Gain on sale of licensing rights	(500,000)	—	—
Change in accounts receivable	(1,429,263)	19,052	823,304
Change in Accts. Rec – government incentives	(3,344,919)	—	—
Change in inventory	(1,153,821)	(87,095)	—
Change in prepaid expenses	(232,209)	—	—
Change in accounts payable	(1,089,912)	149,067	(710,015)
Change in other assets	(115,066)	(408,418)	—
Change in other liabilities	—	117,204	(289,720)
Change in customer deposits	2,580,679	—	—
Change in accrued expenses	618,011	644,753	41,490

Net cash provided by (used in) operating activities	3,446,502	(427,807)	(2,046,886)
Investing activities:
Cash acquired in acquisition	—	32,903	—
Purchase of fixed assets	(1,190,601)	(104,843)	(434,407)
Loans made to related parties, net	(339,429)	—	—
Proceeds from certificates of deposit	—	52,500	23,406
Proceeds of sale of licensing rights	250,000	—	—
Proceeds of sale of assets	221,213	64,000	15,251,261

Net cash provided by (used in) investing activities	(1,058,817)	$44,560	$14,840,260

Financing activities:
Advances on notes payable	947,000	436,451	10,000
Payments on notes payable	(2,462,327)	—	(429,568)
Proceeds from notes payable-related party	—	—	5,000
Payments on Line of credit	—	—	(12,528,775)
Payments to notes payable-related party	—	(81,832)	(18,750)
Proceeds from stock warrants exercised	—	40,000	—

Net cash provided by (used in) financing activities	(1,515,327)	394,619	(12,962,093)

Net change in cash and cash equivalents	872,358	11,372	(168,719)
Cash and cash equivalents, beginning of year	28,525	17,153	185,872

Cash and cash equivalents, end of year	900,883	28,525	17,153

Supplemental disclosures for cash flow information:
Cash paid during the period for:
Interest	$1,298,255	$394,619	$4,057,763
Income taxes	—	—	—
Supplemental schedule of non-cash investing and financing:
Note payable issued for acquisition	—	3,750,276	—
Stock issued for acquisition	—	400,000	—
Stock issued for fixed assets	1,418,668	281,000	—
Note payable converted to stock	4,353,781	—	—
Accounts payable converted to stock	498,810	—	—
Stock and warrants issued for prepaid expenses	2,084,412	—	—
Options issued for compensation	479,193	265,109	—
Stock and warrants issued for services	348,598	221,399	—
Note payable issued for fixed assets	617,947	—	—
Accrued expenses converted to stock	891,094	—	—

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL PETROLEUM, INC.

Notes to Consolidated Financial Statements

For the Years Ended July 31, 2011, 2010 and 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Imperial Petroleum, Inc. (the “Company”), a publicly held corporation, was organized under the laws of the state of Nevada.

The Company’s principal business consists of biodiesel production and oil and gas exploration and production in the United States. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. At July 31, 2011, the Company had not begun mining activities.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Imperial Chemical Company (formerly The Rig Company ), Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.), Arrakis Oil Recovery, LLC, and e-Biofuels, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There is no collateral held for accounts receivable. The allowance for doubtful accounts was $44,430 and $0 as of July 31, 2011 and 2010, respectively. Bad debt expense for the year ended July 31, 2011, 2010, and 2009 was $25,001, $0, and $0, respectively.

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

The Company’s cash is deposited in four financial institutions. Cash and certificates of deposit at banks are insured by the FDIC up to $250,000. At times, the balances in these accounts may be in excess of federally insured limits. As of July 31, 2011, the Company had approximately $540,000 in excess of federally insured limits.

The Company currently operates in the oil and gas and biodiesel production industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. During the year ended July 31, 2011, the Company’s major purchasers of its biodiesel were 36.3% to Fusion Renewables; 24.5% to Element Renewable Energy and 17.1% to Pilot. As of July 31, 2011,

these three customers made up 19%, 9%, and 26% of the Company’s accounts receivable, respectively. During the year ended July 31, 2010, the Company’s major purchasers of its biodiesel were29.8% to Pilot, 26.4% to RKA Petroleum, and 20.6% to Flying J. During the year ended July 31, 2011, the Company’s major purchasers of its oil and gas were Plains Marketing and Regency Energy Services, accounting for 95% and 5% of oil and gas revenues respectively. As of July 31, 2011, Plains Marketing made up 18% of the Company’s accounts receivable. The Company’s major purchasers of its oil and gas during 2010 were Plains Marketing and Professional Oil & Gas., accounting for 85% and 15.0% of oil and gas revenues, respectively.

Revenue Recognition

The Company derives revenue from sales of oil, gas, and biodiesel products. The Company recognizes revenue when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement, and collectability is reasonably assured. The Company also derives revenues from government incentive programs relating to biodiesel production. These revenues are recognized when the amount of the incentive is reasonably determinable and collection is reasonably assured.

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

Inventories

Inventories are stated at the lower of cost or market. The inventory as of July 31, 2011 and 2010 was $1,293,171 and $139,350, respectively. All inventory pertains to our operations at e-biofuels. The balance of the inventory as of July 31, 2011 is made up of $641,331 in raw materials and $651,840 in finished goods . The balance of the inventory as of July 31, 2010 is made up of $52,941 in raw materials and $86,409 in finished goods. There is no allowance for obsolete inventory as of July 31, 2011 or 2010.

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

Amortization of Financing Fees

Deferred financing fees are amortized ratably over the term of the related debt. Amortization expense for the years ended July 31, 2011, 2010 and 2009 was $0, $0, and $ 246,146, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of change in tax rates is recognized in income in the period that includes the enactment date. See Note 5 for further details.

Earnings and Loss Per Common Share

Earnings (Loss) per common share-basic is computed by dividing reported net income (loss) by the weighted average common shares outstanding. Except where the result would be anti-dilutive, net income (loss) per common share-diluted has been computed assuming the exercise of stock warrants and stock options that are in-the-money as of year-end.

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

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220 - Presentation of Comprehensive Income). Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are evaluating the provisions of ASU 2011-05 and do not believe it will have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are evaluating the provisions of ASU 2011-04 and do not believe it will have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28-Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29-Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations , that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements.

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

2. GOING CONCERN

Financial Condition

The Company’s financial statements for the year ended July 31, 2011 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company had a net income for the year ended July 31, 2011 of $6,074,863 , a net loss for the year ended July 31, 2010 of $17,818,318, and net income of $10,785,443 for the year ended July 31, 2009. As of July 31, 2011, the Company has $900,883 of cash on hand and a working capital deficit of $12,578,182. The Company has approximately $9.9 million of debt maturing on January 31, 2012 as discussed in Note 6.

Management Plans to Continue as a Going Concern

With the acquisition of e-Biofuels, LLC in May 2010 and the rapid increase in sales volumes achieved by the Company, the Company believes that its e-Biofuels subsidiary will result in sufficient positive cash flow to maintain the Company’s operations and service its obligations. The Company is also examining new financing options and has sold some equity securities as noted in the Subsequent event footnote.

3. PROPERTY, PLANT and EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	2011	2010
Biodiesel: Plant and equipment	$9,209,058	$8,967,152
Automobiles	682,336	147,417
Land	273,900	273,900
Building	1,614,996	1,595,100
Oil and gas properties	4,690,765	3,275,525
Mining claims	74,500	—
Oil and gas land	242,000	—
Oil and gas equipment	463,061	254,850

Total	17,250,616	$14,513,944

As of July 31, 2011 and 2010, accumulated depreciation was $$3,092,503 and $2,296,270, respectively. Depreciation, depletion, and amortization expense was $880,014, $192,524, and $137,043 for the years ended July 31, 2011, 2010, and 2009, respectively.

4. ACQUISITIONS, GOODWILL AND GOODWILL IMPAIRMENT:

e-Biofuels, LLC acquisition

On May 24, 2010, the Company acquired the capital stock and assets of e-biofuels, LLC, a biodiesel producer located in Middletown, Indiana with a manufacturing facility having a nameplate capacity of 15 million gallons per year. E-biofuels is now a 100% wholly-owned subsidiary of the Company. The acquisition has been accounted for under the purchase accounting method . Our consolidated financial statements for the year ended July 31, 2010 include the financial results of e-biofuels, LLC. subsequent to the date of the acquisition.

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

The following table contains unaudited pro forma results for the years ended July 31, 2010 and 2009 as if the acquisition had occurred on August 1, 2008:

	Year Ended July 31,
	2010 Reported	Pro Forma	2009 Reported	Pro Forma
Net Revenues	$5,659,364	$15,310,340	$1,069,361	$30,570,964
Net Income (loss)	$(17,818,186)	$(20,140,507)	$10,785,443	$2,264,407

Net (loss) per share-basic and fully diluted	$(0.99)	$(1.12)	$0.64	$0.14

5. INCOME TAXES

Provisions for income taxes are as follows:

	2011	2010	2009
	(in thousands)
Current:
Federal	$2,065	$(5,836)	$3,850
State	516	(147)	639

	2,581	(5,983)	4,489

Deferred:
Federal	(2,065)	5,836	(3,850)
State	(161)	147	(639)

	$(2,226)	$5,983	$(4,489)

The following are the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	2011	2010	2009
	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	(822)	$(777)	$(8)
Other	—	(14)	—

Total deferred tax liabilities	(822)	(791)	$—

Deferred tax assets:
Unrealized loss on securities	707	707	$707
Property, plant and equipment		—	—
Net operating losses	575	2,750	1,921
Investment in subsidiary	5,311	5,717	—
Biodiesel producer carryover credit	1,687	187	—
Other	184	162	129

Total deferred tax assets	8,464	9,523	2,757

Valuation allowance	(7,642)	(8,732)	(2,757)

Net deferred tax assets	—	—	—

Net deferred tax asset (liability)	$—	$—	$—

A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company has net operating loss (NOL) carry forwards to offset its earnings of approximately $1,690,349 and a tax credit carry forward of approximately $1,687,000. If not utilized, the net operating losses will expire in varying amounts from 2027 to 2029.

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

The following table shows a reconciliation of the beginning and ending unrecognized tax benefits (liabilities) for 2011, 2009 and 2008.

	2011	2010	2009
Balance at August 1	$—	$—	$—
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Lapse of statute	—	—	—

Balance at July 31	$—	$—	$—

Allowable tax credits are applied currently as reductions of the provision for income taxes. Interest related to unrecognized tax benefits is reflected in interest expense, and penalties in operating expenses, if applicable.

At July 31, 2011, 2010 and 2009, accrued liabilities for interest and penalties totaled $0, $0 and $0, respectively, net of accrued income taxes. Interest and penalties affecting earnings in 2011, 2010 and 2009 were $0, $0 and $0, respectively.

The Company has filed tax returns in the U.S. federal jurisdiction, Texas, Louisiana, Indiana, Utah and Kentucky. All tax years since 2007 remain subject to examination. The Company does not believe it has a material unrecognized tax benefit or liability, therefore, none is provided.

The amounts of U. S. and foreign income (loss) before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes were (in thousands):

	Dollars			Percent of Pretax Income
	2011	2010	2009	2011	2010	2009
Income (loss) before income taxes	$5,978	$(2,446)	$10,648	100%	100.00%	100.00%
Federal statutory income tax	(2,032)	831	(3,620)	-34%	-34.00%	-34.00%
State income taxes	(355)	147	(639)	-6%	-6.00%	-6.00%
Nondeductible expense and other	(3,946)	5,005	(230)	-66%	-204.21%	-2.16%

Income tax (provision) benefit	$(355)	$5,983	$(4,489)	-6%	344.21%	-42.16%

6. NOTES PAYABLE, TERM LOANS, MORTGAGE NOTE, AND OTHER SENIOR DEBT

	2011	2010
Gary S. Williky, unsecured promissory note, dated November 24, 1997, principal due on demand plus interest at 9.0%	$—	$5,858
Greg Thagard, unsecured demand note	—	4,000
John Ryer, secured promissory note by 200,000 sh, dated February 25, 2010, due February 25, 2011, interest at 10%	—	25,000
John Ryer, secured promissory note, dated December 8, 2010, due July 25, 2011, interest at 10%	20,000	—
Frank Deleo, secured promissory note by 100,000 sh, dated March 5, 2010, due March 5, 2011, interest at 10%	—	10,000
Titan Recovery Services, unsecured promissory note, dated February 10, 2010, due February 10, 2011, interest at 10%	—	25,000
Charles Sickmeir, unsecured promissory note, dated December 11,2009, due December 11, 2010, interest at 10%	—	50,000
Clint Keown, unsecured promissory note, dated December 11, 2009, due December 11, 2010, interest at 10%	—	50,000
William Stratton, secured by 10% of proceeds at Coquille Bay, dated June 6, 2011 due July 31, 2012, interest at 8%	50,000	—
Trinity Industries, secured promissory note, dated January 1, 2010, interest at 6%, collateralized by rail cars, due in monthly payments through March of 2014.	597,484	722,228
Various unsecured promissory notes of e-biofuels, dated July 1, 2006 through September 11, 2009, interest varying from 5.5% to 14%	627,707	1,240,095
Mortgage note due a Bank, dated July 1, 2006, secured by facility and real estate of e-biofuels, variable interest rate at 5.125% as of July 31, 2011. Due in monthly payments through December of 2031.	1,560,589	1,601,025
Various equipment capital leases due to Stark Equipment, principal due from August 2011 to May 2014 plus interest at a variable rates range from 9.3% to 18.2% as of 7/31/11. Collateralized by the equipment.	384,662	150,658
Equipment note due a SBA, dated October 8, 2007, principal matures on November 2017 plus interest at a variable rate, 6.5% as of 7/31/11. Collateralized by certain equipment.	533,945	603,083
Term Note Payable to a Bank, debt due 1/31/12, monthly. Interest due monthly at 8%. Collateralized by the assets of e-biofuels.	2,079,944	2,789,119
Term Note Payable to a Bank, debt due 1/31/12, monthly. Interest due monthly at 9%. Collateralized by the assets of e-biofuels.	4,728,224	5,163,322
Term Note Payable to a Bank, debt due 1/31/12, monthly. Interest due monthly at 12%. Collateralized by the assets of e-biofuels.	3,115,167	3,115,167

Total	13,697,722	15,554,595

Less: current portion	11,162,479	13,372,100

Long-term notes payable	2,535,243	2,182,495

Current maturities of notes payable are as follows:

7/31/12	11,162,479
7/31/13	495,029
7/31/14	298,006
7/31/15	134,866
7/31/16	140,158
Thereafter	1,467,184

Total	$13,697,722

Notes Payable – Related Party

	2011	2010
Officer—7.5% demand note	$0	$13,177
Officer—9.0% demand note	540,286	421,122
Employee—8% demand note	0	1,675,312
Employee—8% demand note	0	1,675,312
Employee—8% demand note	0	268,651
Employee—8% demand note	0	131,000

Total	540,286	$4,184,574

Less Current	540,286	434,574

Long Term	0	3,750,000

DEBT

As of July 31, 2011, the Company currently has no debt facilities in place other than as noted in the tables above.

In addition to the Debt listed in the above tables that had balances due as of July 31, 2011, the Company also borrowed $545,000 during the year ended July 31, 2011. A $20,000 loan was borrowed in December of 2010 and was converted to common stock in April of 2011at 85% of the average closing market price of the stock for the ten business days before the date of conversion. No balance remains on the loan as of July 31, 2011. See note 11 for further details.

A $500,000 loan and a $25,000 loan were borrowed in June of 2011. Both of these loans were converted to common stock immediately. The loans converted at the average closing price of the Company’s common stock for the thirty business days immediately preceding the conversion date. The loans were converted at $0.98 per share. No beneficial conversion feature was recorded on the transactions because the loan was converted immediately and was effectively treated as a stock sale. There was no interest expense related to these notes. No balance remains on these loans as of July 31, 2011.

In May of 2011, $3,750,000 of notes payable – related parties were converted to common stock along with the related accrued interest. A total of $4,037,969 ($3,750,000 of principal and $287,969 of accrued interest) was converted into 5,047,461 shares of common stock at a negotiated price of $0.80 per share.

In addition to the above conversions, an additional $60,000 of debt along with accrued interst of $14,781 was converted to 219,943 shares of common stock during the year ended July 31, 2011.

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. The following is a description of the terms and conditions of each facility as of July 31, 2011:

First Merchants Bank, N.A. Term Loans: The Company has three term loans with First Merchants Bank: Term Loan A has a balance due of $2,079,944 and an interest rate of 8%; Term Loan B has a balance due of $4,728,224 with an interest rate of 9%; and Term Loan C has a balance due of $3,115,167 with an interest rate of 12%. The Term loans expire on January 31, 2012 and are secured by all of the assets of e-biofuels; the personal guarantees of Craig Ducey and Chad Ducey and by a corporate guarantee of the Company. The Company is in compliance with the terms of these notes under the extension agreement. The amended loan agreements call for a continuation fee of $50,000 per month commencing as of October 31, 2011. The Company must pay the fee for each month they have not paid the loan in full on or before the last day of the month.

Cienna Capital/ Small Business Administration Mortgage Note: The Company has a mortgage secured by the real estate and facility located in Middletown, Indiana. The balance due is $1,560,589 with an interest rate of 5.125% . The note is further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 25.5 years from December 2007.

SBA Equipment Loan: The Company obtained a loan for the purchase of equipment through the issuance of a Debenture in December 2007 in the original amount of $772,000. The balance due is $533,945 with an interest rate of 6.5%. The note is secured by certain equipment located at the Middletown, Indiana plant and further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 120 months.

Capital Leases: The Company has capital leases related to vehicles used in the operation of the facility at Middletown, Indiana which total $384,662 and have varying market based interest rates and varying maturity dates. See the table above.

Other Debt: The Company has private notes and debt with various individuals, small companies and its Chairman that totals $1,702,132 as of July 31, 2011. Generally this debt is unsecured and bear market interest rates and flexible terms.

Interest expense relating to the above notes was $1,685,292, $437,231, and $1,600,431 for the years ended July 31, 2011, 2010, and 2009, respectively.

7. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its chief executive officer, Jeffrey T. Wilson and a Company owned and controlled by Mr. Wilson, H.N. Corporation. The amount outstanding as of July 31, 2011 owed to HN Corporation was $90,000 and such amounts are included in the totals due Mr. Wilson. There were no outstanding amounts due HN Corporation as of July 31, 2010. The Company had accrued salaries payable to Mr. Wilson of $377,667 and $261,001 as of July 31, 2011 and 2010 respectively.

The Company owes its Chairman and Chief Executive Officer, Jeffrey T. Wilson, as a result of loans to the Company, a total of $540,286 in principal as of July 31, 2011 (including $90,000 owed to HN Corporation as discussed above). Interest rates on the loans are fixed at 9% . All of the loans are secured by a first mortgage granted by the Company to Wilson on the oil and gas assets. Accrued interest as of July 31, 2011 relating to these loans is $113,691.

Mr. Thagard, a director of the Company, has received compensation as a consultant to the Company and its subsidiaries in the current fiscal year ending July 31, 2011 in the amounts of $84,000. In November of 2010, Mr. Thagard used $4,000 of notes payable and $56,000 of accounts payable due him to exercise options that he held. See note 10 for further details. Mr. Thagard settled his accounts payable due him in the amount of $154,500 in exchange for restricted common stock in an amount of 259,542 shares and $20,000 in cash on June 21, 2011.

Mr. Craig Ducey, president of e-Biofuels, is part owner along with Mr. Chad Ducey of Werks Management, a company that provides management services to e-Biofuels. Werks Management receives a contracted amount per month in consulting fees for such services. The contracted amount was $70,000 per month through October of 2010, $60,000 per month from November of 2010 to April of 2011, and $62,833 per month from May of 2011 to July of 2011. Mr. Craig Ducey and Mr. Chad Ducey provide the primary management services for e-Biofuels and are the President and COO, respectively. The Company recorded expenses to Werks Management in the total of $758,500 for the year ended July 31, 2011. The Company owed Werks Management $90,238 and $128,511 as of July 31, 2011 and 2010, respectively.

During July of 2011, the Company entered into a loan agreement loaning Mr. Chad Ducey $340,000 at an interest rate of 5%. The loan has a term of 25 years, is unsecured, and will mature in July of 2036. The current balance on this note receivable is $339,429 as of July 31, 2011.

In September of 2011, Mr. Brian Carmichael, a former owner of Werks Management and Sales Manager for e-Biofuels, signed a new consulting agreement with e-biofuels and will receive a commission of $0.015 per gallon of biodiesel sold through the Middletown, Indiana plant. The agreement was subsequently modified and the amount reduced as the Company began selling larger volumes of biodiesel to Mr. Carmichael’s company, Element Renewable Energy. The agreement has a term of one year and automatically renews in one year increments . Mr. Carmichael no longer owns an interest in Werks Management as a result of this agreement. The Company instituted sales controls during fiscal 2011 to provide additional management oversight of sales contracts to Element, wherein the VP of Finance is required to approve any sales contracts by the Company to Element to insure the contracts are arms-length. The total paid to Mr. Carmichael and his company in relation to this agreement was $294,799 for the year ended July 31, 2011.

In each of December 2009 and in May 2010, the Company issued 2,400,000 warrants to purchase 2,400,000 shares of common stock to its directors (200,000 each) for compensation for their services for a total of 2,400,000 warrants. The warrants had a term of two and three years and a strike price of $0.10 and $0.20 per share respectively. The warrants were valued at $265,109 using the Black Scholes valuation method using the following factors; risk free interest rate of 5.00%, strike prices of $0.10 and $0.20, market price of $0.07 and $0.20, volatility of 178% and 185%, and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2010. See Note 10 for further information pertaining to the warrants.

In April 2011 the company issued 975,000 warrants to purchase 975,000 shares of common stock to its directors and key employees for their services. The warrants had a term of two years and a strike price of $0.50 per share. The warrants were valued at $363,328 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $0.50, market price of $0.495, volatility of 163% , and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2011. See Note 10 for further information pertaining to the warrants.

In June 2011 the company issued 100,000 warrants to purchase 100,000 shares of common stock to a director for his services. The warrants had a term of two years and a strike price of $0.50 per share. The warrants were valued at $115,865 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $0.50, market price of $1.35, volatility of 163% , and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2011.

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

Using a credit-adjusted risk free rate of 8%, and estimated useful life of wells ranging from 30-40 years, and estimated plugging and abandonment cost ranging from $7,000 per well to $25,000 per well, the Company has recorded a non-cash fixed asset addition and associated liability related to its property acquisitions of $457,429. Oil and gas properties were increased by $457,429, which represents the present value of all future obligations to retire the wells at July 31, 2011. At July 31, 2011 the obligation was $472,855 as a result of increases in plugging costs and related services and accretion expenses. For the periods ended July 31, 2011 and 2010, respectively, the Company recorded accretion expenses of $35,126 and $32,525 associated with this liability.

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

The Company has accrued revenue payable, legal and petty suspense accounts in the amount of $173,907, $409,671 and $8,948, respectively, as of July 31, 2011. The Company has accrued revenue payable, legal and petty suspense accounts in the amount of $173,907, $323,213 and $6,422, respectively, as of July 31, 2010. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business. Suspense accounts are cleared out annually and paid to the owners. The Company has a plugging liability for oil and gas operations in the various states in the amount of $472,855. The Company has plugging bonds posted with the state regulatory agencies in the amount of $1,208,500 to offset the cost of plugging wells in the future.

The Company has no amounts reserved as a contingent liability as of July 31, 2011 against future losses associated with the litigation listed below.

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

Gary Bolen, et al vs. Imperial Petroleum, Inc.: Wrongful Garnishment:

The case filed in Midland County, Texas No. CV 45671 on July 24, 2008 stems from a dispute in 2005 in which Pharoh Oil & Gas, a company owned by Mr. Bolen ceased accepting saltwater from the University BX lease despite a valid saltwater disposal agreement in place, owned by Imperial at the time, and resulted Imperial obtaining a monetary judgment against Pharoh and Bolen and executing garnishment procedures to allow the money to be escrowed pending final outcome of that trial. Imperial prevailed in that trial, through the Supreme Court of Texas, and received the judgment proceeds. Bolen contends that the procedures used by Imperial in garnishing the funds to be escrowed were improper and seeks unspecified damages. No activity occurred in the most recent fiscal year on this case. The Company reached a tentative settlement of the lawsuit for the payment of a nominal amount of cash and is completing final agreements for dismissal of the case.

Pearl River Navigation vs. Imperial Petroleum, Inc.

Pearl River conducted barge and crane operations after hurricane Katrina on the Coquille Bay field in Louisiana on behalf of the working interest owners. A dispute arose between the parties regarding the availability of Pearl River’s crane operator on weekends, despite the fact that Pearl River continued to bill for such operations. The Company refused to pay the disputed invoices and Pearl River filed a lien in the amount of approximately $789,000 despite approximately $225,000 in payments by the Company. Pearl River filed a lawsuit dated August 1, 2007 in the 25 th Judicial District Court for the Parish of Plaquemines, State of Louisiana. the case was moved to the United States District Court for the Eastern District of Louisiana, Civil Action No. 07-9619, Section “I”(4). The Company and Pearl River reached a settlement in the matter and Pearl River was granted a judgment in the amount of $100,000 and was assigned an overriding royalty interest in the Coquille Bay field. The Company is making payments against the judgment out of revenue generated at Coquille Bay.

Aventine Renewable Energy Holdings v. e-biofuels, LLC and

e-biofuels, LLC v. Aventine Renewable Energy Holdings

This suit was filed in the United States Bankruptcy Court for the District of Delaware. e-biofuels and Aventine entered into a purchase agreement on April 4, 2008. Aventine was to purchase fuel at $3.815 per gallon for a total of six million gallons. Aventine failed to purchase six million gallons. e-biofuels claims that Aventine initially breached the agreement when it advised e-biofuels of an anticipatory repudiation of the agreement. e-biofuels and Aventine claim more than $2,500,000.00 in damages due to the other’s breach. This case was settled in the fourth quarter of fiscal 2011. The Company paid Aventine $200,000 in cash and issued them 450,000 shares of common stock in full settlement.

Settlemyre Industries, Inc. v. e-biofuels, LLC

Settlemyre brought suit in the United States District Court for the Southern District of Ohio, Western Division alleging that it contracted with e-biofuels to purchase 630,000 gallons of biodiesel from e-biofuels at $3.28 per gallon. The contract included a list of quality requirements and specifications that e-biofuels’ biodiesel must satisfy before Settlemyre would accept delivery. Settlemyre claims that e-biofuels was unable to provide a product to meet the specifications, which resulted in a breach of contract. As a result, Settlemyre had to purchase a similar product from other sellers at an increased price, for which Settlemyre seeks more than $630,000 in damages. e-biofuels claims the product met specifications and Settlemyre wrongfully rejected the product. Further, e-biofuels claims that Settlemyre did not properly cover or mitigate their damages, if any. The case was settled and dismissed. The Company paid Settlemyre $320,000 in the settlement.

Vinmar Overseas, LTD. v. e-biofuels, LLC

Vinmar filed suit in the United States District Court for the Southern District of Texas, Houston Division, claiming that Vinmar and e-biofuels entered into a contract under which e-biofuels agreed to supply 500,000 gallons of FAME B99 to Vinmar. Vinmar claimed that e-biofuels failed to deliver the required quantities of product and owed $2,000,000.00 plus as a result of the breach and lost profit. Vinmar lost its claim of lost profit. Vinmar filed suit in Henry Circuit Court domesticating the judgment in favor of Vinmar and against e-biofuels for $930,546.87. Payments were completed and the case was dismissed during the fourth quarter of fiscal 2011. The Company paid Vinmar $700,000 in cash and issued 250,000 shares of common stock in full settlement.

10. STOCK WARRANTS AND OPTIONS

During the year ended July 31, 2010, the Company issued 2,400,000 warrants to purchase 2,400,000 shares of common stock to its directors (200,000 each) for compensation for their services. The warrants had a term of two and three years and a strike price of $0.10 and $0.20 per share respectively. The warrants were valued at $265,109 using the Black Scholes valuation method using the following factors; risk free interest rate of 5.00%, strike prices of $0.10 and $0.20, market price of $0.07 and $0.20, volatility of 178% and 185%, and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2010.

In April 2011 the company issued 975,000 warrants to purchase 975,000 shares of common stock to its directors and key employees for their services. The warrants had a term of two years and a strike price of $0.50 per share. The warrants were valued at $363,328 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $0.50, market price of $0.495, volatility of 163% , and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2011.

In June 2011 the company issued 100,000 warrants to purchase 100,000 shares of common stock to a director for his services. The warrants had a term of two years and a strike price of $0.50 per share. The warrants were valued at $115,865 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $0.50, market price of $1.35, volatility of 163% , and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2011.

During the year ended July 31, 2011, the Company issued 1,300,000 warrants to purchase 1,300,000 shares of common stock for services. The warrants have terms ranging from 2 to 5 years and strike prices ranging from $0.25 to $1.35. See Note 11 for further details.

During the year ended July 31, 2011, a total of 1,225,000 warrants were exercised. 400,000 warrants (200,000 @ $0.10 and 200,000 @ $0.20) were exercised in return for the forgiveness of $56,000 of accounts payable and $4,000 of notes payable. 825,000 warrants were exercised in a cashless exercise for 609,744 shares of common stock. See Note 11 for further details.

The following schedule summarizes pertinent information with regard to the stock warrants for the years ended July 31, 2011, 2010 and 2009:

	2011		2010		2009
	Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price
Beginning of year	2,200,000	$0.154	—	$—	1,348,662	$0.01
Granted	2,350,000	0.74	2,400,000	0.15	—	—
Exercised	1,225,000	0.186	400,000	0.10	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	1,348,662	0.01

End of year	3,325,000	$0.558	2,200,000	0.154	—	$—

Exercisable	3,325,000	—	2,200,000	—	—	$—

11. SHAREHOLDER EQUITY TRANSACTIONS

At July 31, 2009, the Company had 16,964,441 shares of common stock issued and held 241,012 shares in treasury. The Company had no shares owed but not issued.

In January 2010, the Company issued 100,000 shares in connection with certain working capital notes. The shares were valued at market value of $0.071 per share for a total expense of $7,100.

In January 2010, the Company issued 1,000,000 shares to Valley Falls Company in connection with the acquisition of certain properties from Valley Falls. The common stock was valued at market value of $0.071 per share for a total purchase price of $71,000.

In April 2010 the Company issued 60,000 shares associated with certain working capital notes. The shares were valued at market value of$0.28 per share for a total expense of $16,800.

In May 2010, Mr. Jeffrey Wilson exercised 400,000 warrants at $0.10 per share for a total of $40,000 and the Company issued 400,000 shares. The note payable balance due Mr. Wilson was reduced by $40,000 for the exercise.

In May 2010, The Company issued 2,000,000 shares in connection with its acquisition of e-Biofuels. The shares were valued at market value of $0.20 per share. See note 4 for further details.

In June 2010 the Company issued 250,000 shares for consulting services to four individuals. The shares were valued at market value of $0.23 per share for a total expense of $57,500.

In July 2010 the Company issued 1,000,000 shares to Proven Technologies for an exclusive license to oil sands technology for Canada. The shares were valued at market value $0.23 per share for a total value of $230,000.

In July 2010 the Company granted 1,000,000 shares and $12,500 cash in connection with a consulting agreement for the Duke Mine. The shares were valued at market value of $0.14 per share for a total value of $140,000. As of July 31, 2010, these shares have not been issued and are shown as owed but not issued. The total amount of $152,500 was capitalized as a prepaid expense and will be amortized over the one-year term of the agreement. As of July 31, 2010, $50,000 had been expensed and $102,500 remained in prepaid expense. The remaining $102,500 was expensed in the year ended July 31, 2011 and as of July 31, 2011 nothing remained in prepaid expenses for this agreement.

During the year ended July 31, 2010, the Company issued 2,400,000 warrants to purchase 2,400,000 shares of common stock to its directors (200,000 each) for compensation for their services. The warrants had a term of two and three years and a strike price of $0.10 and $0.20 per share respectively. The warrants were valued at $265,109 using the Black Scholes valuation method using the following factors; risk free interest rate of 5.00%, strike prices of $0.10 and $0.20, market price of $0.07 and $0.20, volatility of 178% and 185%, and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2010.

The Company canceled 409,628 shares held in treasury.

As of July 31, 2010, the Company had 21,364,813 shares issued and outstanding. The Company also had 1,000,000 shares owed but not issued.

In August 2010, the Company issued 400,000 shares and 100,000 warrants for consulting services. The shares were valued at market price of $0.32 for $128,000. The warrants had a term of two years and a strike price of $0.25 per share. The warrants were valued at $22,572 using the Black Scholes valuation method using the following factors; risk free interest rate of .47%, strike prices of $0.25, market price of $0.32, volatility of 173% , and no yield. The total value of the stock and warrants, $150,572, was capitalized as a prepaid expense and amortized over the one year period of the consulting agreement. As of July 31, 2011 all $150,572 has been expensed and nothing remains in prepaid expenses.

In August of 2010, 1,000,000 shares that were owed but not issued as of July 31, 2010 were issued.

In November 2010 the Company issued 400,000 shares to Greg Thagard in connection with the exercise of 400,000 warrants. 200,000 warrants were exercised at $0.10 and 200,000 warrants were exercised at $0.20 for a total of $60,000. In exchange for the exercise, Mr. Thagard forgave $56,000 of accounts payable and $4,000 of notes payable due him from the Company.

In November 2010 the Company issued 310,581 shares to Malcolm Henley in connection with the cashless exercise of warrants. Mr. Henley exercised 200,000 warrants at $0.10 and 200,000 warrants at $0.20.

In December 2010 the Company issued 250,000 shares to Coquille Bay Production Company in connection with the purchase of its interest in the Coquille Bay field and pipeline. The shares were valued at market value of $0.51 per share for a total purchase price of $127,500.

In January 2011 the Company issued 200,000 shares to John Heskett in connection with the purchase of Heskett Holding II and its interest in Arrakis. The shares were valued at market value of $0.50 per share for a total value of $100,000.

In January 2011 the Company issued 1,500,000 shares to Metro Energy in connection with the purchase of certain oil and gas assets. The shares were valued at market value of $0.40 per share for a total purchase price of $600,000.

In January 2011 the Company issued 1,041,669 shares to Chrisjo Energy and others in connection with the purchase of their interest in the Coquille Bay pipeline. The shares were valued at market value of $0.40 per share for a total purchase price of $416,668.

In April 2011 the Company issued 400,000 shares to certain individuals for a consulting services agreement rendered to the Company. 200,000 of the shares are for services rendered and 200,000 are for services to be rendered over the six-month period of the agreement. The shares were valued at market value of $0.50 per share on the date of the agreement for a total amount of $200,000. $100,000 was expensed and $100,000 was capitalized as a prepaid expense to be amortized over the six-month life of the agreement. As of July 31, 2011, $66,668 has been expensed and $33,332 remains in prepaid expenses.

In April 2011 the Company issued 219,943 shares to various individuals in connection with the conversion of certain notes payable and related accrued interest totaling $74,781 to common stock. The shares were converted at $0.34 per share.

In April 2011 the company issued 975,000 warrants to purchase 975,000 shares of common stock to its directors and key employees for their services. The warrants had a term of two years and a strike price of $0.50 per share. The warrants were valued at $363,328 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $0.50, market price of $0.495, volatility of 163% , and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2011.

In April 2011 the Company issued 40,000 shares to various individuals in connection with service rendered to the Company. The shares were valued at market value of $0.90 per share for a total expense of $36.000.

In May 2011 the Company issued 450,000 shares to Terry Louviere in connection with the settlement of certain outstanding accounts payable related to Coquille Bay. Accounts payable of $288,310 was converted to common stock at a conversion price of $0.64 per share.

In May of 2011, $3,750,000 of notes payable – related parties were converted to common stock along with the related accrued interest. A total of $4,037,969 ($3,750,000 of principal and $287,969 of accrued interest) was converted into 5,047,461 shares of common stock at a negotiated price of $0.80 per share.

In May 2011 the Company issued 250,000 shares to Vinmar in connection with the settlement of a lawsuit. The shares were valued at $0.87 per share which was the market value on the date of the settlement.

In June 2011 the Company issued 425,000 shares to Aventine in connection with the settlement of a lawsuit. The shares were valued at $0.90 per share which was the market value on the date of the settlement.

In June of 2011, the Company issued 50,000 warrants for services. The warrants had a term of two years and a strike price of $0.70 per share. The warrants were valued at $38,883 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $0.70, market price of $0.98, volatility of 163% , and no yield. The total value of the warrants has been expensed during the year ended July 31, 2011.

In June 2011 the company issued 100,000 warrants to purchase 100,000 shares of common stock to a director for his services. The warrants had a term of two years and a strike price of $0.50 per share. The warrants were valued at $115,865 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $0.50, market price of $1.35, volatility of 163% , and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2011.

In June of 2011, the Company issued 535,714 shares to Ron Frank and Barbara Lyons in connection with the conversion of notes payable. A $500,000 loan and a $25,000 loan were borrowed in June of 2011. Both of these loans were converted to common stock immediately. The loans converted at the average closing price of the Company’s common stock for the thirty business days immediately preceding the conversion date. The loans were converted at $0.98 per share. No beneficial conversion feature was recorded on the transactions because the loan was converted immediately and was effectively treated as a stock sale. There was no interest expense related to these notes. No balance remains on these loans as of July 31, 2011.

In June 2011 the Company issued 30,000 shares to various individuals in connection with services rendered. The shares were valued at market value of $0.90 per share for a total expense of $27,000.

In June 2011 the Company issued 259,542 shares to Greg Thagard in connection with the settlement of certain outstanding accounts payable. Accounts payable of $154,500 was converted at $0.60 per share.

In June of 2011, the Company issued 300,000 shares and 500,000 warrants for consulting services. The shares were valued at market price of $1.49 for $447,000. The warrants had a term of five years and a strike price of $1.00 per share. The warrants were valued at $704,706 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $1.00, market price of $1.49, volatility of 163% , and no yield. The total value of the stock and warrants, $1,151,706, was capitalized as a prepaid expense and will be amortized over the five-year period of the consulting agreement. As of July 31, 2011, $28,793 has been expensed and $1,122,914 remains in prepaid expenses.

In June of 2011, the Company issued 500,000 warrants for consulting services. The warrants had a term of five years and a strike price of $1.00 per share. The warrants were valued at $704,706 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $1.00, market price of $1.49, volatility of 163% , and no yield. The total value of the warrants, $704,706, was capitalized as a prepaid expense and will be amortized over the five-year period of the consulting agreement. As of July 31, 2011, $17,618 has been expensed and $687,088 remains in prepaid expenses.

In June 2011 the Company issued 100,000 shares and $150,000 to MDEChem Inc. in connection with the execution of a license agreement related to SANDKLENE 950. The cost of the licensing agreement was $250,000 so the shares were valued at $1.00 per share.

In June 2011 the Company issued 50,000 shares to Ben Campbell in connection with the purchase of certain mining claims in Utah. The shares were valued at market value of $1.49 per share for a total purchase price of $74,500.

In June of 2011, the Company issued 100,000 warrants to purchase 100,000 shares of common stock to as a signing bonus to a new employee. The warrants had a term of two years and a strike price of $1.35 per share. The warrants were valued at $114,143 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $1.35, market price of $1.49, volatility of 163% , and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2011.

In July 2011 the Company issued 99,163 shares to certain individuals in connection with their cashless exercise of warrants. 100,000 warrants were exercised at $0.25and 25,000 were exercised at $0.50.

In July of 2011, the Company issued 200,000 shares in connection with the exercise of 200,000 warrants at $0.10. A note payable in the amount of $20,000 was forgiven in exchange for the conversion. The Company also issued 31,250 shares for the accrued interest on the note of $3,125.

As of July 31, 2011, the Company has 34,905,136 shares of common stock issued and outstanding and 100,000 shares shown as owed but not issued.

12. LEASE OBLIGATIONS

The Company maintains office space at its headquarters at 101 NW 1st Street, Suite 213, Evansville, IN 47708. The Company maintains its current office space under a 3 year lease, ending March of 2014, at the rate of $2,583.33 per month.

Our wholly-owned subsidiary, Imperial Chemical Company’s principal executive offices are located at 4533 Brittmoore Road, Houston, TX under a 5 year lease, ending August of 2016, at the rate of $10,500 per month beginning in August 2011. There was no rent expense in 2011relating to this lease. The Company leases certain vehicles, equipment and railcars for its biodiesel operation in Middletown, IN under operating lease contracts with Stark Leasing, Trinity Industries and others. There are five vehicle leases, ending from September of 2011 to April of 2014, ranging from $525 to $713 per month. The equipment lease ends in November of 2011 and is $21,500 per month. The railcar lease ends in January of 2013 and is $9,800 per month.

Total future lease payments under all of the above operating leases are:

	2012	2013	2014	2015	2016	Thereafter	Total
Total operating lease obligations	$379,094	$234,997	$155,675	$129,850	$130,200	10,850	$1,040,667

13. ACCRUED EXPENSES

The Company has accrued expenses as of July 31 as follows:

	2011	2010
Revenue in suspense	$592,525	$183,166
Accrued officer salary—CEO	377,678	261,001
Accrued interest on notes	221,584	132,083
Accrued Settlements	250,574	1,447,432
Accrued feedstock purchase liabilities	2,945,135	2,402,889
Contingent liability	—	630,000
Accrued income taxes	355,000	—
Other	441,353	162,337

	5,183,849	5,218,908

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

15. FAIR VALUE MEASUREMENTS

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

The tables below present reconciliation for all assets and liabilities measured at fair value on a recurring basis as of July 31, 2011 and 2010.

	July 31, 2011
	Fair Value Measurements
	Level 1 Quoted Prices in Active Markets Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets:
Cash	$900,883	—	—	$900,883
Accounts receivable	—	$4,894,073	—	$4,894,073
Note receivable	—	$339,429	—	$339,429
Liabilities
Accounts payable, accrued and other liabilities	—	$9,392,557	—	$9,392,557
Notes payable	—	$14,238,008	—	$14,238,008

	July 31, 2010
	Fair Value Measurements
	Level 1 Quoted Prices in Active Markets Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets:
Cash	$28,525	—	—	$28,525
Accounts receivable	—	$121,252	—	$121,252
Liabilities
Accounts payable, accrued and other liabilities	—	$8,673,682	—	$8,673,682
Notes payable	—	$19,739,169	—	$19,739,169

16. SUBSEQUENT EVENTS

The Company has evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued. There were no subsequent events requiring recognition or disclosure in these financial statements other then as noted below.

On June 9, 2011, the Company entered into an engagement agreement (the “Engagement Agreement”) with Rodman & Renshaw, LLC to act as our exclusive placement agent (the “Placement Agent”) in connection with an offering of the Company’s securities (the “Offering”). On September 21, 2011 (the “Closing Date”), pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), the Company completed the closing of the Offering for total subscription proceeds of $3,177,501.50 through the issuance of (i) 4,236,669 shares of our common stock at a price of $0.75 per share (the “Purchased Shares”) and (ii) five-year warrants (the “Warrants”) exercisable into 2,118,334 shares of common stock (the “Warrants Shares”) equal to 50% of the Purchased Shares at an exercise price of $1.00 per share to certain accredited investors (the “Investors”). The number of shares of common stock to be received upon the exercise of the Warrants and the exercise price of the Warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the Closing Date.

In August of 2011, the Company issued 100,000 shares of common stock that were shown as owed but not issued as of July 31, 2011.

In September of 2011, the Company received $3,157,623 from the USDA in relation to government biodiesel production incentives. These incentives were shown as “accounts receivables – Government incentives” as of July 31, 2011.

In September of 2011, in anticipation of completing its Feedstock Supply Agreement the Company issued 500,000 shares at $1.00 per share and 500,000 warrants at a $1.00 per share exercise price.

In September of 2011, the Company issued 10,000 shares at $1.00 per share and 50,000 warrants at a $1.00 per share strike price for services.

In September of 2011, the company issued 100,000 shares at $1.00 per share in connection with the extension of its senior bank debt to the parties that executed the personal guarantees of the debt.

IMPERIAL PETROLEUM, INC.

Supplemental Information

(Unaudited)

For the Years Ended July 31, 2011, 2010 and 2009

Capitalized Costs Relating to Oil and Gas	2011	2010	2009
Property acquisitions	727,500	0	0
Proved	128,531	166,372	960,432
Unproved	—	—	—
Less—proceeds from sales of properties	—	—	(129,521)
Support equipment and facilities	—	—	—

Oil and gas related costs	856,031	166,372	830,911

Results of Operations for Oil and Gas Producing Activities	2011	2010	2009
Revenues	$398,988	$158,590	$1,069,361
Production costs and taxes	(1,102,544)	(638,853)	(985,753)
Depreciation, depletion and amortization	(86,135)	(23,270)	(419,189)

Income from oil and gas producing activities	$(789,691)	$(503,533)	$(335,581)

The following table sets forth the Company’s net proved oil and gas reserves at July 31, 2011 and the changes in net proved oil and gas reserves for the years then ended. Proved reserves represent the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The reserve information indicated below requires substantial judgment on the part of the reserve engineers, resulting in estimates which are not subject to precise determination. Accordingly, it is expected that the estimates of estimates of reserves will change as future production and development information becomes available and that revisions in these estimates could be significant. Reserves are measured in barrels (bbls) in the case of oil, and units of one thousand cubic feet (MCF) in the case of gas.

	Oil (bbls)	Gas (MCF)
Proved reserves:
Balance at July 31, 2009	380,930	2,620,060
Discoveries and extensions	—	—
Acquisitions	—	—
Sales and dispositions	—	—
Revisions of previous estimates	(42,401)	651,377
Production	(1,529)	(12,565)
	337,000	3,284,000
Proved reserves:
Balance at July 31, 2010	337,000	3,284,000
Discoveries and extensions	—	—
Acquisitions	43,810	426,920
Sales and dispositions	—	—
Revisions of previous estimates	(65,058)	(592,212)
Production	(4,578)	(6,682)
Proved reserves at July 31, 2011	311,174	3,109,026

Proved developed July 31, 2009	243,405	2,165,901

Proved developed July 31, 2010	337,000	2,822,000
Proved developed July 31, 2011	311,174	2,688,887

All of the Company’s reserves are located in the continental United States. In 2006, the Company acquired an interest in the Bastian Bay field in Louisiana, however due to failed workover attempts the reserves for that well were downgraded to probable reserves as of July 31, 2009 and resulted in a substantial revision to prior estimates of proven reserves.

Standardized Measure of Discounted Future Net Cash Flows

	July 31, 2011	July 31, 2010	July 31, 2009
Future Cash Inflows	$30,614,592	$40,921,091	$16,379,730
Future production costs and taxes	9,671,203	9,473,518	5,806,846
Future development costs	2,157,283	3,031,343	1,496,282
Future income tax expenses	7,330,186	9,434,272	3,176,810
Net future cash flows	11,455,920	18,981,958	5,899,792
Discount at 10%	(6,195,658)	(10,689,109)	(2,419,789)
Discounted future net cash flows from proved reserves	5,260,261	8,292,849	3,480,003
Balance, beginning of year	$8,292,849	$3,480,003	$13,147,553
Acquisitions	2,604,792	—	—
Sales of oil and gas net of production costs	(703,556)	(83,608)	(83,608)
Discoveries and extensions	—	—	—
Changes in prices and production costs	612,292	3,638,578	(21,56,972)
Extensions, additions and discoveries	—	—	—
Revision of quantity estimates	(7,091,008)	926,254	16,979,230
Sales and dispositions	—	—	(12,089,985)
Development costs incurred	(128,531)	(8,795)	(166,372)
Interest factor accretion of discount	333,257	445,450	769,860
Net change in income taxes	946,839	1,276,522	1,218,001
Changes in future development costs	393,327	(1,381,555)	(1,697,690)
Changes in production rates and other	—	—	—

Balance, end of year	$5,260,261	$8,292,849	$3,480,003

Estimated future net cash flows represent an estimate of the net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at July 31, 2011 were $97.02 per barrel of oil and $4.42 per MMBTU of gas respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions. The estimates of reserve values include estimated future development costs that the Company does not currently have the ability to fund. If the Company is unable to obtain additional funds, it may not be able to develop its oil and natural gas properties as estimated in its July 31, 2011 reserve report.

The future net revenue information assumes no escalation of costs or prices. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.