Form 10-Q
period 2011-10-31
IMPERIAL PETROLEUM INC
filed 2011-12-15
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-09923

IMPERIAL PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3386019
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

101 NW 1sr Street, Suite 213	47708
Evansville, Indiana	(Zip Code)

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

On October 31, 2011, there were 39,851,805 shares of the Registrant’s common stock issued and outstanding.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended October 31, 2011

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Condensed Consolidated Balance Sheets as of July 31, 2011 and October 31, 2011		5

Condensed Consolidated Statements of Operations for the three months ended October 31, 2011 and 2010		7

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2011 and 2010		8

Notes to Condensed Consolidated Financial Statements		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors,
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults
Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and
Item 5. Other Information are not applicable		30-38

Item 6.	Exhibits	38

SIGNATURES		39

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

We have prepared the consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of October 31, 2011, and its results of operations for the three month period ended October 31, 2011 and 2010 and its cash flows for the three month period ended October 31, 2011 and 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	October 31, 2011	July 31, 2011
ASSETS
Current Assets:
Cash	$1,823,460	$900,883
Accounts Receivable	411,369	1,549,154
Accounts Receivable (Government Incentives)	578,796	3,344,919
Inventory	579,551	1,293,171
Prepaid expenses (current portion)	1,283,358	910,407
Loan Receivable (related party)	—	6,440
Other Current Assets	117,189	157,166

Total current assets	4,793,723	8,162,140
Property, plant and equipment:
Mining claims, options, and development costs	74,500	74,500
Fixed Assets	12,449,539	11,969,451
Land	515,900	515,900
Oil and gas properties (full cost method)	4,805,586	4,690,765

	17,845,525	17,250,616
Less: accumulated depreciation, depletion and amortization	(3,311,268)	(3,092,503)

Net property, plant and equipment	14,534,257	14,158,113
Other assets:
License agreements, net of accumulated amortization .	442,756	442,756
Loan Receivable (related party)	—	332,989
Prepaid expenses	872,898	1,438,722

Total Other Assets	1,315,654	2,214,467

Total assets	$20,643,634	$24,534,720

See Notes to Condensed Consolidated Financial Statements

	October 31, 2011	July 31, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,139,034	$1,307,654
Accrued expenses	4,962,076	5,183,849
Derivative liability	498,544	—
Customer Deposit Liability	127,570	2,901,054
Notes payable – current portion	297,973	702,530
Notes payable – related parties	538,786	540,286
Term Loans	8,075,425	9,923,335
Other Senior Debt	535,211	536,614

Total current liabilities	17,174,619	21,095,322
Long-term liabilities:
Mortgage Note	1,509,044	1,525,641
Notes Payable, Other	869,670	1,009,602
Asset retirement obligation	472,855	472,855

Total long-term liabilities	2,851,569	3,008,098
STOCKHOLDERS’ EQUITY:
Common stock of $.006 par value; authorized 150,000,000 shares; 39,851,805 and 34,905,136 issued and outstanding at October 31, 2011 and July 31, 2011, respectively	239,111	209,431
Common stock, owed but not issued - 0 and 100,000 shares at October 31, 2011 and July 31, 2011, respectively	—	600
Paid-in capital	25,232,883	21,977,786
Retained deficit	(22,854,548)	(21,756,517)
Treasury Stock, 2,000,000 shares at October 31, 2011	(2,000,000)	—

Total stockholders’ equity	617,446	431,300

Total liabilities and stockholders’ equity	20,643,634	24,534,720

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	10/31/2011	10/31/2010
Revenues and other income:
Biodiesel	$36,025,399	$15,830,327
Biodiesel Government Incentives	391,500	0
Oil and gas	75,157	91,778

Total operating income	$36,492,056	$15,922,105

Costs and expenses:
Biofuels Direct Costs	33,504,175	$13,578,168
Production costs and taxes	320,622	113,965
General and administrative	2,908,099	1,305,846
Depreciation, depletion and amortization	218,765	213,173

Total costs and expenses	36,951,661	15,211,152

Net Income (Loss) from operations	(459,605)	710,953
Other income and (expense):
Interest expense	(756,686)	(331,580)
Interest income	2,826	0
Other income (expense)	25,862	310,000
Gain (loss) on valuation of derivative liability	89,572	0

Total other income and (expense)	(638,426)	(21,580)

Net income (loss) before income tax	(1,098,031)	689,372
Provision for income taxes	0	0

Net Income (Loss)	$(1,098,031)	$689,372

NET INCOME/(LOSS) PER SHARE (basic)	$(0.030)	$0.030

WEIGHTED AVERAGE SHARES OUTSTANDING (basic)	37,071,623	22,500,369
NET INCOME/(LOSS) PER SHARE (diluted)	N/A	$0.029

WEIGHTED AVERAGE SHARES OUTSTANDING (diluted)	N/A	23,965,823

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	10/31/2011	10/312010
Operating activities:
Net income (loss)	$(1,097,837)	$689,372
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	218,765	213,173
(Gain) Loss on valuation of derivative liability	(89,572)	—
Stock and warrants issued for services	60,900	—
Amortization of stock and options issued for services	1,200,095	37,643
Change in accounts receivable	1,137,785	(960,785)
Change in Accts. Rec – government incentives	2,766,123	—
Change in inventory	713,620	17,495
Change in prepaid expenses	(117,404)	—
Change in accounts payable	749,101	226,212
Change in other assets	39,677	(355,272)
Change in customer deposits	(2,773,484)	—
Change in accrued expenses	(139,328)	580,473

Net cash provided by (used in) operating activities	2,668,441	448,311

Investing activities:
Purchase of fixed assets	(594,911)	(225,153)
Loans made (payments received) to related parties, net	339,429	0
Proceeds of sale of assets	—	—

Net cash provided by (used in) investing activities	(255,482)	(225,153)

Financing activities:
Advances on notes payable	—	68,900
Purchase of treasury stock	(2,000,000)	—
Payments on notes payable	(2,411,958)	0
Proceeds from notes payable-related party	—	20,488
Sale of common stock, net of expenses	2,921,576	—

Net cash provided by (used in) financing activities	(1,490,382)	89,388

Net change in cash and cash equivalents	922,577	312,546
Cash and cash equivalents, beginning of year	900,883	28,525

Cash and cash equivalents, end of year	1,823,460	341,071

Supplemental disclosures for cash flow information:
Cash paid during the period for:
Interest	818,658	145,939
Income taxes	—	—
Supplemental schedule of non-cash investing and financing:
Stock and warrants issued for prepaid expenses	838,135	0
Stock and warrants issued for services	60,900	—
Note payable issued for fixed assets	—	479,424

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) GENERAL

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the periods presented are not necessarily indicative of the results, which may be expected for the year ending July 31, 2012. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended July 31, 2011.

Organization

Imperial Petroleum, Inc. (the “Company”), a publicly held corporation, was organized under the laws of the state of Nevada.

The Company’s principal business consists of biodiesel production and oil and gas exploration and production in the United States. The Company, through its wholly-owned subsidiary, Arrakis Oil Recovery, LLC is developing and implementing a process for the recovery of heavy oil from mineable oil sands in the U.S. and internationally. At October 31, 2011, the Company has not fully implemented the oil recovery process. The Company, through its wholly owned subsidiary, Ridgepointe Mining Company is attempting to obtain capital, continue testing, defining and developing mineral reserves on mining claims it owns or operates in the southwestern and western United States. At October 31, 2011, the Company had not begun mining activities.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Imperial Chemical Company (formerly The Rig Company), Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.), Arrakis Oil Recovery, LLC, and e-biofuels, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There is no collateral held for accounts receivable. The allowance for doubtful accounts was $44,430 and $44,430 as of October 31, 2011 and July 31, 2011, respectively. Bad debt expense for the three months ended October 31, 2011 was $0. Bad debt expense for the year ended July 31, 2011, 2010, and 2009 was $44,430, $25,001, and $0, respectively.

Fair Value of Financial Instruments

Fair values of cash and cash equivalents, investments and short-term debt approximate their carrying values due to the short period of time to maturity. Fair values of long-term debt are based on quoted market prices or pricing models using current market rates, which approximate carrying values. See Note 12 for further details.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable.

The Company’s cash is deposited in three financial institutions. Cash and certificates of deposit at banks are insured by the FDIC up to $250,000. At times, the balances in these accounts may be in excess of federally insured limits. As of October 31, 2011, the Company had approximately $1,279,300 in excess of federally insured limits.

The Company currently operates in the oil and gas and biodiesel production industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. During the quarter ended October 31, 2011, the Company’s major purchasers of its biodiesel were 33.6% to Element Renewable Energy; 25.1% to Pilot and 19.6% to Fusion Renewable. As of October 31, 2011, these three customers made up 15%, 51%, and 0% of the Company’s accounts receivable, respectively. During the year ended July 31, 2011, the Company’s major purchasers of its biodiesel were 36.3% to Fusion, 24.5% to Element, and 17.1% to Pilot. During the quarter ended October 31, 2011, the Company’s major purchasers of its oil and gas were Plains Marketing and Regency Energy Services, accounting for 94.6% and 5.4% of oil and gas revenues respectively. As of October 31, 2011, Plains Marketing made up 98% of the Company’s accounts receivable. The Company’s major purchasers of its oil and gas during 2011 were Plains Marketing and Regency, accounting for 95% and 5.0% of oil and gas revenues, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. The inventory as of October 31, 2011 and July 31, 2011 was $579,551 and $1,293,171, respectively. All inventory pertains to our operations at e-biofuels. The balance of the inventory as of October 31, 2011 is made up of $82,758 in raw materials and $496,793 in finished goods. The balance of the inventory as of July 31, 2011 was made up of $641,331 in raw materials and $651,840 in finished goods. There is no allowance for obsolete inventory as of October 31, 2011 or July 31, 2011.

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

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220—Presentation of Comprehensive Income). Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are evaluating the provisions of ASU 2011-05 and do not believe it will have a material impact on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued ASU No. 2010-28-Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

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

2. GOING CONCERN

Financial Condition

The Company’s financial statements for the quarter ended October 31, 2011 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company had a net loss for the quarter ended October 31, 2011 of $1,098,031 compared to net income for the year ended July 31, 2011 of $6,074,863 , a net loss for the year ended July 31, 2010 of $17,818,318, and net income of $10,785,443 for the year ended July 31, 2009. As of October 31, 2011, the Company has $1,823,460 of cash on hand and a working capital deficit of $12,380,896. The Company has approximately $8.1 million of debt maturing on January 31, 2012 as discussed in Note 4.

Management Plans to Continue as a Going Concern

With the acquisition of e-biofuels, LLC in May 2010 and the rapid increase in sales volumes achieved by the Company, the Company believes that its e-biofuels subsidiary will result in sufficient positive cash flow to maintain the Company’s operations and service its obligations. The Company is also examining new financing options and has sold some equity securities.

3. ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring items) considered necessary for a fair presentation have been included.

4. NOTES PAYABLE

The Company in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders.

	Oct 31, 2011	July 31, 2011
John Ryer, secured promissory note, dated December 8, 2010, due July 25, 2011, interest at 10%	$—	$20,000
William Stratton, secured by 10% of proceeds at Coquille Bay, dated June 6, 2011 due July 31, 2012, interest at 8%	—	50,000
Trinity Industries, secured promissory note, dated January 1, 2010, interest at 6%, collateralized by rail cars, due in monthly payments through March of 2014.	519,608	597,484
Various unsecured promissory notes of e-biofuels, dated July 1, 2006 through September 11, 2009, interest varying from 5.5% to 14%	297,973	627,707
Mortgage note due a Bank, dated July 1, 2006, secured by facility and real estate of e-biofuels, variable interest rate at 5.125% as of July 31, 2011. Due in monthly payments through December of 2031.	1,550,376	1,560,589
Various equipment capital leases due to Stark Equipment, principal due from August 2011 to May 2014 plus interest at a variable rates range from 9.3% to 18.2% as of 7/31/11. Collateralized by the equipment.	327,860	384,662
Equipment note due a SBA, dated October 8, 2007, principal matures on November 2017 plus interest at a variable rate, 6.5% as of 7/31/11. Collateralized by certain equipment.	516,082	533,945
Term Note Payable to a Bank, debt due 1/31/12, monthly. Interest due monthly at 8%. Collateralized by the assets of e-biofuels.	1,692,017	2,079,944
Term Note Payable to a Bank, debt due 1/31/12, monthly. Interest due monthly at 9%. Collateralized by the assets of e-biofuels.	3,289,584	4,728,224
Term Note Payable to a Bank, debt due 1/31/12, monthly. Interest due monthly at 12%. Collateralized by the assets of e-biofuels.	3,093,824	3,115,167

Total	11,287,324	13,697,722

Less: current portion	8,908,610	11,162,479

Long-term notes payable	2,378,714	2,535,243

Current maturities of notes payable are as follows:

7/31/12	8,908,610
7/31/13	495,029
7/31/14	298,006
7/31/15	134,866
7/31/16	140,158
Thereafter	1,310,655

Total	$11,287,324

Notes Payable – Related Party

	Oct 31, 2011	July 31, 2011
Officer—7.5% demand note	$0	$0
Officer—9.0% demand note	538,786	540,286
Employee—8% demand note	0	0

Total	538,786	540,286

Less Current	538,786	540,286

Long Term	0	0

DEBT

As of October 31, 2011, the Company currently has no debt facilities in place other than as noted in the tables above.

In addition to the Debt listed in the above tables that had balances due as of July 31, 2011, the Company also borrowed $545,000 during the year ended July 31, 2011. A $20,000 loan was borrowed in December of 2010 and was converted to common stock in April of 2011 at 85% of the average closing market price of the stock for the ten business days before the date of conversion. No balance remains on the loan as of July 31, 2011.

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

In addition to the above conversions, an additional $60,000 of debt along with accrued interest of $14,781 was converted to 219,943 shares of common stock during the year ended July 31, 2011.

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. The following is a description of the terms and conditions of each facility as of October 31, 2011:

First Merchants Bank, N.A. Term Loans: The Company has three term loans with First Merchants Bank: Term Loan A has a balance due of $1,692,017 and an interest rate of 8%; Term Loan B has a balance due of $3,289,584 with an interest rate of 9%; and Term Loan C has a balance due of $3,093,824 with an interest rate of 12%. The Term loans expire on January 31, 2012 and are secured by all of the assets of e-biofuels; the personal guarantees of Craig Ducey and Chad Ducey and by a corporate guarantee of the Company. The Company is in compliance with the terms of these notes under the extension agreement. The amended loan agreements call for a continuation fee of $50,000 per month commencing as of October 31, 2011. The Company must pay the fee for each month they have not paid the loan in full on or before the last day of the month.

Cienna Capital/ Small Business Administration Mortgage Note: The Company has a mortgage secured by the real estate and facility located in Middletown, Indiana. The balance due is $1,550,376 with an interest rate of 5.125% . The note is further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 25.5 years from December 2007.

SBA Equipment Loan: The Company obtained a loan for the purchase of equipment through the issuance of a Debenture in December 2007 in the original amount of $772,000. The balance due is $516,082 with an interest rate of 6.5%. The note is secured by certain equipment located at the Middletown, Indiana plant and further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 120 months.

Capital Leases: The Company has capital leases related to vehicles used in the operation of the facility at Middletown, Indiana which total $327,860 and have varying market based interest rates and varying maturity dates. See the table above.

Other Debt: The Company has private notes and debt with various individuals, small companies and its former Chairman that totals $1,356,367 as of October 31, 2011. Generally this debt is unsecured and bear market interest rates and flexible terms.

Interest expense relating to the above notes was $ 756,686 and $331,580 for the quarters ended October 31, 2011 and 2010, respectively.

5. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its former chief executive officer, Jeffrey T. Wilson and a Company owned and controlled by Mr. Wilson, H.N. Corporation. The amount outstanding as of October 31, 2011 owed to HN Corporation was $90,000 and such amounts are included in the totals due Mr. Wilson. There were no outstanding amounts due HN Corporation as of July 31, 2010. The Company had accrued salaries payable to Mr. Wilson of $377,667 as of October 31, 2011.

The Company owes its former Chairman and Chief Executive Officer, Jeffrey T. Wilson, as a result of loans to the Company, a total of $538,786 in principal as of October 31, 2011 (including $90,000 owed to HN Corporation as discussed above). Interest rates on the loans are fixed at 9% . All of the loans are secured by a first mortgage granted by the Company to Wilson on the oil and gas assets. Accrued interest as of October 31, 2011 relating to these loans is $111,039.

Mr. Thagard, a director of the Company and Chairman of the Board, has received compensation as a consultant to the Company and its subsidiaries in the fiscal year ending July 31, 2011 in the amounts of $84,000. In November of 2010, Mr. Thagard used $4,000 of notes payable and $56,000 of accounts payable due him to exercise options that he held. See note 9 for further details. Mr. Thagard settled his accounts payable due him in the amount of $154,500 in exchange for restricted common stock in an amount of 259,542 shares and $20,000 in cash on June 21, 2011.

Mr. Craig Ducey, former president of e-biofuels, is part owner along with Mr. Chad Ducey of Werks Management, a company that provides management services to e-biofuels. Werks Management receives a contracted amount per month in consulting fees for such services. The contracted amount was $70,000 per month through October of 2010, $60,000 per month from November of 2010 to April of 2011, and $62,833 per month from May of 2011 to October of 2011. Mr. Craig Ducey and Mr. Chad Ducey provided management services for e-biofuels through October 31, 2011. The Company recorded expenses to Werks Management in the total of $758,500 for the year ended July 31, 2011 and $188,500 for the quarter ended October 31, 2011. The Company owed Werks Management $0 and $90,238 as of October 31, 2011 and July 31, 2011, respectively.

During July of 2011, the Company entered into a loan agreement loaning Mr. Chad Ducey $340,000 at an interest rate of 5%. The loan had a term of 25 years, was unsecured, and matured in July of 2036. The loan was paid off in October 2011. The balance of the note was $0 as of October 31, 2011.

In September of 2011, Mr. Brian Carmichael, a former owner of Werks Management and Sales Manager for e-Biofuels, signed a new consulting agreement with e-biofuels and will receive a commission of $0.015 per gallon of biodiesel sold through the Middletown, Indiana plant. The agreement was subsequently modified and the amount reduced as the Company began selling larger volumes of biodiesel to Mr. Carmichael’s company, Element Renewable Energy. The agreement has a term of one year and automatically renews in one year increments . Mr. Carmichael no longer owns an interest in Werks Management as a result of this agreement. The Company instituted sales controls during fiscal 2011 to provide additional management oversight of sales contracts to Element, wherein the CFO is required to approve any sales contracts by the Company to Element to insure the contracts are arms-length. The total paid to Mr. Carmichael and his company in relation to this agreement was $294,799 for the year ended July 31, 2011. The contract with Mr. Carmichael was subsequently terminated in October 2011 by mutual consent of both parties.

In each of December 2009 and in May 2010, the Company issued 2,400,000 warrants to purchase 2,400,000 shares of common stock to its directors (200,000 each) for compensation for their services for a total of 2,400,000 warrants. The warrants had a term of two and three years and a strike price of $0.10 and $0.20 per share respectively. The warrants were valued at $265,109 using the Black Scholes valuation method using the following factors; risk free interest rate of 5.00%, strike prices of $0.10 and $0.20, market price of $0.07 and $0.20, volatility of 178% and 185%, and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2010. See Note 8 for further information pertaining to the warrants.

In April 2011 the company issued 975,000 warrants to purchase 975,000 shares of common stock to its directors and key employees for their services. The warrants had a term of two years and a strike price of $0.50 per share. The warrants were valued at $363,328 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $0.50, market price of $0.495, volatility of 163% , and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2011. See Note 8 for further information pertaining to the warrants.

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

In October 2011, the Company agreed to purchase 2,000,000 shares of Imperial common stock from Craig and Chad Ducey for a total purchase price of $2,000,000. The stock purchase was necessitated by tax liabilities incurred by the Ducey’s in the conversion of their notes receivable from the Company to restricted common stock in June 2011 and due to the fact that the Ducey’s personally guarantee the Company’s senior debt and were unable to obtain credit elsewhere to pay their tax liabilities. As part of the share purchase, the Company retired the note receivable from Mr. Chad Ducey in exchange for common stock. As of October 31, 2011, the 2,000,000 shares are being held as treasury stock.

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

Using a credit-adjusted risk free rate of 8%, and estimated useful life of wells ranging from 30-40 years, and estimated plugging and abandonment cost ranging from $7,000 per well to $25,000 per well, the Company has recorded a non-cash fixed asset addition and associated liability related to its property acquisitions of $457,429. Oil and gas properties were increased by $457,429, which represents the present value of all future obligations to retire the wells at October 31, 2011. At October 31, 2011 the obligation was $472,855 as a result of increases in plugging costs and related services and accretion expenses. For the periods ended July 31, 2011 and 2010, respectively, the Company recorded accretion expenses of $35,126 and $32,525 associated with this liability.

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

The Company has accrued revenue payable, legal and petty suspense accounts in the amount of $173,907, $409,671 and $8,948, respectively, as of October 31, 2011. The Company has accrued revenue payable, legal and petty suspense accounts in the amount of $173,907, $409,671 and $8,948, respectively, as of July 31, 2011. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business. Suspense accounts are cleared out annually and paid to the owners. The Company has a plugging liability for oil and gas operations in the various states in the amount of $472,855. The Company has plugging bonds posted with the state regulatory agencies in the amount of $1,208,500 to offset the cost of plugging wells in the future.

The Company has no amounts reserved as a contingent liability as of October 31, 2011 against future losses associated with the litigation listed below.

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

Gary Bolen, et al vs. Imperial Petroleum, Inc.: Wrongful Garnishment:

The case filed in Midland County, Texas No. CV 45671 on July 24, 2008 stems from a dispute in 2005 in which Pharoh Oil & Gas, a company owned by Mr. Bolen ceased accepting saltwater from the University BX lease despite a valid saltwater disposal agreement in place, owned by Imperial at the time, and resulted Imperial obtaining a monetary judgment against Pharoh and Bolen and executing garnishment procedures to allow the money to be escrowed pending final outcome of that trial. Imperial prevailed in that trial, through the Supreme Court of Texas, and received the judgment proceeds. Bolen contends that the procedures used by Imperial in garnishing the funds to be escrowed were improper and seeks unspecified damages. No activity occurred in the most recent fiscal year on this case. The Company reached a settlement of the lawsuit for the payment of a nominal amount of cash and the case has been dismissed.

Pearl River Navigation vs. Imperial Petroleum, Inc.

Pearl River conducted barge and crane operations after hurricane Katrina on the Coquille Bay field in Louisiana on behalf of the working interest owners. A dispute arose between the parties regarding the availability of Pearl River’s crane operator on weekends, despite the fact that Pearl River continued to bill for such operations. The Company refused to pay the disputed invoices and Pearl River filed a lien in the amount of approximately $789,000 despite approximately $225,000 in payments by the Company. Pearl River filed a lawsuit dated August 1, 2007 in the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana. the case was moved to the United States District Court for the Eastern District of Louisiana, Civil Action No. 07-9619, Section “I”(4). The Company and Pearl River reached a settlement in the matter and Pearl River was granted a judgment in the amount of $100,000 and was assigned an overriding royalty interest in the Coquille Bay field. The Company is making payments against the judgment out of revenue generated at Coquille Bay. The balance due as of October 31, 2011 is $80,000.

8. STOCK WARRANTS AND OPTIONS

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

During the year ended July 31, 2011, a total of 1,225,000 warrants were exercised. 400,000 warrants (200,000 at $0.10 and 200,000 at $0.20) were exercised in return for the forgiveness of $56,000 of accounts payable and $4,000 of notes payable. 825,000 warrants were exercised in a cashless exercise for 609,744 shares of common stock.

During the quarter ended October 31, 2011, the Company issued 500,000 shares of common stock and 500,000 warrants with a term of two years and at an exercise price of $1.00/share to Caravan Trading LLC as part of the Feedstock Supply Agreement for e-biofuels, The common stock was valued at fair market value on the day of the agreement of $0.85 for a total of $425,000. The warrants were valued at $313,135 using the Black Scholes valuation method using the following factors; risk free interest rate of .30%, strike prices of $1.00, market price of $0.85, volatility of 164.86% , and no yield. The total of $738,135 was capitalized as prepaid expense and will be amortized over the two-year agreement. As of October 31, 2011, $7,078 has been expensed and $731,057 is in prepaid expenses.

During the quarter ended October 31, 2011, the Company issued 50,000 warrants with a term of five years and an exercise price of $1.05/share for consulting services, The warrants were valued at $51,682 using the Black Scholes valuation method using the following factors; risk free interest rate of .99%, strike prices of $1.05, market price of $1.10, volatility of 166.10% , and no yield. The $51,682 was capitalized as prepaid expense and will be amortized over the six-month period of the agreement. As of October 31, 2011, $8,614 has been expensed and $43,068 is in prepaid expenses.

During the quarter ended October 31, 2011, the Company issued 2,542,001 warrants in relation to the September stock financing. See note 9 for further details. The warrants have a term of five years and a strike price of $1.00.

The following schedule summarizes pertinent information with regard to the stock warrants for the periods ended October 31, 2011 and July 31, 2011:

	October 31, 2011		July 31, 2011
	Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price
Beginning of period	3,325,000	$0.558	2,200,000	$0.154
Granted	3,092,001	1.00	2,350,000	0.74
Exercised	—	—	1,225,000	0.186
Forfeited	—	—	—	—
Expired	—	—	—	—

End of period	6,417,001	$0.769	3,325,000	$0.558

Exercisable	6,417,001	—	3,325,000	—

9. SHAREHOLDER EQUITY TRANSACTIONS

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

In April 2011 the Company issued 400,000 shares to certain individuals for a consulting services agreement rendered to the Company. 200,000 of the shares are for services rendered and 200,000 are for services to be rendered over the six-month period of the agreement. The shares were valued at market value of $0.50 per share on the date of the agreement for a total amount of $200,000. $100,000 was expensed and $100,000 was capitalized as a prepaid expense to be amortized over the six-month life of the agreement. As of July 31, 2011, $66,668 has been expensed and $33,332 remains in prepaid expenses. As of October 31, 2011, the remaining $33,332 has been expensed and $0 remains in prepaid expenses.

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

In June of 2011, the Company issued 300,000 shares and 500,000 warrants for consulting services. The shares were valued at market price of $1.49 for $447,000. The warrants had a term of five years and a strike price of $1.00 per share. The warrants were valued at $704,706 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $1.00, market price of $1.49, volatility of 163% , and no yield. The total value of the stock and warrants, $1,151,706, was capitalized as a prepaid expense and will be amortized over the five-year period of the consulting agreement. As of July 31, 2011, $28,793 has been expensed and $1,122,914 remains in prepaid expenses. During the quarter ended October 31, 2011, this consulting agreement was terminated and the remaining $1,122,914 was expensed. As of October 31, 2011, $0 remains in prepaid expenses related to this agreement.

In June of 2011, the Company issued 500,000 warrants for consulting services. The warrants had a term of five years and a strike price of $1.00 per share. The warrants were valued at $704,706 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $1.00, market price of $1.49, volatility of 163% , and no yield. The total value of the warrants, $704,706, was capitalized as a prepaid expense and will be amortized over the five-year period of the consulting agreement. As of July 31, 2011, $17,618 has been expensed and $687,088 remains in prepaid expenses. As of October 31, 2011 an additional $35,235 has been expensed and $651,853 remains in prepaid expenses.

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

In June of 2011, the Company issued 100,000 warrants to purchase 100,000 shares of common stock as a signing bonus to a new employee. The warrants had a term of two years and a strike price of $1.35 per share. The warrants were valued at $114,143 using the Black Scholes valuation method using the following factors; risk free interest rate of ..85%, strike prices of $1.35, market price of $1.49, volatility of 163% , and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2011.

In July 2011 the Company issued 99,163 shares to certain individuals in connection with their cashless exercise of warrants. 100,000 warrants were exercised at $0.25 and 25,000 were exercised at $0.50.

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

In September of 2011, the Company issued 10,000 shares for services. The shares were valued at the market price on the date of issuance for a total of $10,900.

In September of 2011, the Company issued 100,000 shares in connection with the extension of its senior bank debt to the parties that executed the personal guarantees of the debt. The shares were valued at the market price on the date of issuance for a total of $100,000. This amount has been capitalized in prepaid expenses and will be amortized over the six months of the loan extension. As of October 31, 2011, $50,000 has been expensed and $50,000 remains in prepaid expenses.

During the quarter ended October 31, 2011, the Company issued 500,000 shares of common stock and 500,000 warrants with a term of two years and at an exercise price of $1.00/share to Caravan Trading LLC as part of the Feedstock Supply Agreement for e-biofuels, The common stock was valued at fair market value on the day of the agreement of $0.85 for a total of $425,000. The warrants were valued at

$313,135 using the Black Scholes valuation method using the following factors; risk free interest rate of .30%, strike prices of $1.00, market price of $0.85, volatility of 164.86% , and no yield. The total of $738,135 was capitalized as prepaid expense and will be amortized over the two-year agreement. As of October 31, 2011, $7,078 has been expensed and $731,057 remains in prepaid expenses.

September 2011 Stock Financing and Derivative Liability

On June 9, 2011, Imperial Petroleum, Inc. (hereinafter referred to as the “Company”, “we,” “us” or “our”) entered into an engagement agreement (the “Engagement Agreement”) with Rodman & Renshaw, LLC to act as our exclusive placement agent (the “Placement Agent”) in connection with an offering of the Company’s securities (the “Offering”). On September 21, 2011 (the “Closing Date”), pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), the Company completed the closing of the Offering for total subscription proceeds of $3,177,501.50 through the issuance of (i) 4,236,669 shares of our common stock at a price of $0.75 per share (the “Purchased Shares”) and (ii) five-year warrants (the “Warrants”) exercisable into 2,118,334 shares of common stock (the “Warrants Shares”) equal to 50% of the Purchased Shares at an exercise price of $1.00 per share to certain accredited investors (the “Investors”). The number of shares of common stock to be received upon the exercise of the Warrants and the exercise price of the Warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the Closing Date.

In connection with the Offering, we granted the Investors registration rights pursuant to a registration rights agreement dated as of the Closing Date (the “Registration Rights Agreement”), in which we agreed to register (1) 100% of the Purchased Shares; (2) all Warrant Shares then issuable upon exercise of the Warrants (assuming on such date the Warrants are exercised in full without regard to any exercise limitations therein) and (3) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing (the “Registrable Securities”) on a registration statement or registration statements (the “Registration Statements”) to be initially filed with the Securities and Exchange Commission (the “SEC”) within seventy five (75) calendar days after the Closing Date (the “Filing Date”) and use our best efforts to have it declared effective within 120 calendar days after the Closing Date or within such other applicable Effectiveness Date as provided in the Registration Rights Agreement.

Subject to the terms of the Registration Rights Agreement, upon the occurrence of any event that shall incur liquidated damages, including, but not limited to, that the initial Registration Statement is not filed on or prior to the Filing Date, or we fail to file a pre-effective amendment and otherwise respond in writing to SEC comments on the Registration Statement within twenty (20) calendar days upon receipt of such comments, or the Registration Statement including the Registrable Securities is not declared effective by the applicable Effectiveness Date, we shall pay to each Investor an amount in cash, on monthly anniversary of each such Event Date as defined in the Registration Rights Agreement (the “Event Date”), equal to the product of (1) the product of (A) 1.0% multiplied by (B) the quotient of (I) the number of such Investor’s Registrable Securities that are not then covered by a Registration Statement that is then effective and available for use by such Investor divided by (II) the total number of such Investor’s Registrable Securities multiplied by (2) the aggregate purchase price paid by such Investor pursuant to the Securities Purchase Agreement; provided, however, that, in the event that none of such Investor’s Registrable Securities are then covered by a Registration Statement that is effective and available for use by such Investor, the quotient of (I) divided by (II) in clause (1)(B) herein shall be deemed to equal 1. Under the Registration Rights Agreement, the maximum aggregate liquidated damages payable to an Investor shall be 8% of the aggregate subscription amount paid by such Investor pursuant to the Securities Purchase Agreement.

Pursuant to the terms of the Engagement Agreement, for the Placement Agent’s service we paid a cash placement fee equal to 7% of the aggregate purchase price paid by Investors that were placed in the Offering, and we agreed to pay a cash fee equal to 7% of the aggregate cash exercise price to be received by the Company upon the exercise of the Warrants, payable only in the event of the receipt by the Company of any proceeds of such cash exercise. We also agreed to issue the placement agent 423,667 warrants in relation to the offering. The warrants have a term of 5 years and a strike price of $1.00.

Total cash received from the financing was $2,921,576 which is the total proceeds of $3,177,501 less $222,425 in broker fees and $33,500 in closing fees.

Pursuant to the terms of the stock purchase agreement, the purchasers have per share purchase price protection. Under this protection, until the three year anniversary of the closing date, if the Company, directly or indirectly, issues or sells any shares of common stock or common stock equivalents for a consideration per share that is less than $0.75, then immediately after such Dilutive Issuance, the Company shall issue to each purchaser, without the payment of additional consideration, a number of additional shares of common stock equal to the product of (i) the fraction obtained by dividing (A) the sum of the number of Initial Shares (as defined below) and Additional Shares (as defined below) then held by such Purchaser on the date of the Dilutive Issuance by (B) the sum of the number of Initial Shares issued to such Purchaser on the Closing Date and all Additional Shares issued to such Purchaser after the Closing Date, multiplied by (ii) the difference between (A) the aggregate number of shares of Common Stock that would have been issued to such Purchaser at the Closing if the applicable portion of the Subscription Amount was divided by the Discounted Per Share Purchase Price minus (B) the aggregate number of shares of Common Stock equal to the sum of the Initial Shares, plus, to the extent there has been a previous issuance of Additional Shares to such Purchaser, the number of Additional Shares previously issued to such Purchaser.

This purchase price protection creates a derivative liability. The Company initially valued and recorded this derivative liability at $588,116 upon the closing of the financing on September 21, 2011. The Company used historical trends to make an estimate of how many shares might have to be issued in the future under the price protection provision. That estimate was then valued using the Black-Scholes method. As of October 31, 2011, the value of the derivative was revalued, based on information at October 31, 2011, at $498,544 and a resulting gain on valuation of derivative liability of $89,572 was recorded.

10. LEASE OBLIGATIONS

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

Total future lease payments for the years ended July 31, under all of the above operating leases are:

	2012	2013	2014	2015	2016	Thereafter	Total
Total operating lease obligations	$379,094	$234,997	$155,675	$129,850	$130,200	10,850	$1,040,667

11. ACCRUED EXPENSES

The Company has accrued expenses as follows:

	October 31, 2011	July 31, 2011
Revenue in suspense	$592,525	$592,525
Accrued officer salary—CEO	377,678	377,678
Accrued interest on notes	140,537	221,584
Accrued Settlements	21,173	250,574
Accrued feedstock purchase liabilities	2,690,135	2,945,135
Accrued income taxes	355,000	355,000
Other	785,028	441,353

	4,962,076	5,183,849

12. FAIR VALUE MEASUREMENTS

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

The tables below present reconciliation for all assets and liabilities measured at fair value on a recurring basis as of October 31, 2011 and July 31, 2011.

	October 31, 2011
	Fair Value Measurements
	Level 1 Quoted Prices in Active Markets Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets:
Cash	$1,823,460	—	—	$1,823,460
Accounts receivable	—	$990,165	—	$990,165
Liabilities
Accounts payable, accrued and other liabilities	—	$7,228,680	—	$7,228,670
Notes payable	—	$11,826,110	—	$11,826,110

	July 31, 2011
	Fair Value Measurements
	Level 1 Quoted Prices in Active Markets Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets:
Cash	$900,883	—	—	$900,883
Accounts receivable	—	$4,894,073	—	$4,894,073
Note receivable	—	$339,429	—	$339,429
Liabilities
Accounts payable, accrued and other liabilities	—	$9,392,557	—	$9,392,557
Notes payable	—	$14,238,008	—	$14,238,008

13. SUBSEQUENT EVENTS

The Company has evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued. There were no subsequent events requiring recognition or disclosure in these financial statements other then as noted below.

On November 8, 2011, the Company accepted the resignation of Jeffrey T. Wilson and Aaron M. Wilson from its Board of Directors. Mr. Jeffrey Wilson was the Chairman and President of the Company and resigned due to health issues, but will continue to assist the Company as a technical consultant on its tar sands business. Mr. Aaron Wilson resigned to allow for the appointment of Mr. Tim Jones, who was also promoted to Chief Financial Officer and President of the Company’s e-biofuels, LLC subsidiary, to the Board. Mr. Aaron Wilson retained his title as President of the Company’s Arrakis Oil Recovery, LLC subsidiary.

On November 8, 2011, the Board appointed Mr. John Ryer, a director of the Company, as its new Chief Executive Officer and President.

On December 2, 2011, the Company entered into a Non-Compete, Confidentiality and Nondisclosure Agreement (“ Agreement”) with a former consultant. On December 5, 2011, per the terms of the Agreement, the Company paid $1,237,500 to the former consultant and agreed to issue the consultant 300,000 shares of common stock.

On December 2, 2011, Mr. Ben Campbell resigned as a director of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The factors which most significantly affect the Company’s results of operations are (i) the sale prices of biodiesel, biodiesel feedstocks, crude oil and natural gas, (ii) the level of biodiesel, crude oil and natural gas sales, (iii) the level of direct and lease operating expenses, and (iv) the level of and interest rates on borrowings. The same factors listed above will apply to the sale of minerals and metals mined by the Company. As a result of the collapse of the world economies into recession, crude oil and natural gas prices decreased significantly during fiscal 2009 from 2008 and although rebounding somewhat in fiscal 2010 and 2011, appear again to be heading into a downward spiral. Commodity prices for crude oil based on West Texas Intermediate (“WTI”) prices quoted at approximately $90/Bbl for oil and $3.90 per Mmbtu for natural gas at October 31, 2011. Since that time crude oil prices rebounded slightly with crude oil prices currently around $97.00/bbl and while natural gas has continued to decline with natural gas at around $3.50/Mmbtu. Diesel prices are impacted by crude oil prices and determine biodiesel prices to a large degree. Biodiesel prices have steadily climbed during calendar 2011 until the September-October 2011 timeframe when prices declined slightly from previous highs of about $5.43/gal to around $5.00 per gal and were quoted at approximately $5.19 per gallon at October 31, 2011 based on the average spot price. Currently biodiesel is quoted at $4.89/gallon. The following graph shows the relation of biodiesel and diesel fuel prices compared to crude oil prices on a $/gallon basis.

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

Because our biodiesel plant is a feedstock flexible facility, we can take advantage of variations in feedstock prices and utilize multiple feedstocks in our plant. For the quarter ended October 31, 2011, gross margins declined from last fiscal year’s average of $0.50/gallon to approximately 8-10% of the price of biodiesel or about $0.40/gallon due to uncertainty in the future of tax incentives and turmoil in the market resulting from enforcement issues related to RFS2. We expect our margins to remain at these levels until clarity is achieved in the marketplace sometime early in calendar 2012.

Three months ended October 31, 2011 compared to Quarter ended October 31, 2010.

Revenues for the three months ending October 31, 2011 were $36,492,056 compared to revenues of $15,922,105 for the comparable quarter ended October 31, 2010. The significant increase is the result of the expansion of operations at e-biofuels, LLC, which accounted for 99.8% of our total revenues for the quarter. Coquille Bay continues to suffer from a lack of available gas for gas lift and as a result the Company continues to conserve natural gas and limits sales. We have a letter of intent to sell the Coquille Bay field and expect to close the sale before December 31, 2011. We presently expect that our biodiesel sales will account for the majority of our revenues during the current fiscal year until such time as we are operational on our tar sand business. We expect revenues to remain at about the current levels throughout fiscal 2012 until we complete our proposed expansion of the biodiesel capacity. We are generally operating at capacity at the e-biofuels facility.

Total operating expenses for the quarter ended October 31, 2011 were $36,951,661 compared to $15,211,152 for the same quarter ended a year earlier. Direct operating expenses have increased due to the costs associated with e-biofuels. Our gross margin from the production of biodiesel is approximately 8-10%. We experienced limited activity in Coquille Bay field for the year. General and administrative costs (“G&A”) for the quarter ended October 31, 2011 were $2,908,099 compared to $1,305,846 for the quarter ended October 31, 2010. Administrative costs include approximately $1,065,329 in non-cash write-offs associated with the termination of certain prepaid consulting agreements. We expect G&A costs to decline as a result of the elimination of these non-cash charges and we do not anticipate the addition of significant staff at e-biofuels despite increased production levels and as a result we anticipate increased overall margins. Interest costs increased to $756,686 for the quarter ended October 31, 2011 compared to $331,580 for the prior quarter as a result of the acquisition of e-biofuels and its debt. We expect interest rates to remain at or near the current levels in fiscal 2012.

The Company incurred a net after tax loss of $1,098,031 ($0.030 per share) for the quarter ended October 31, 2011 compared to an after tax gain of $689,372 ($0.030 per share) for the prior year quarter ended October 31, 2010. The net loss for the current quarter is primarily the result of the increased costs charged to G&A as discussed above, losses in our oil and gas operations and weakness in the market for biodiesel during October 2011. Operations of e-biofuels, LLC generated overall net income of $645,175 for the quarter.

FINANCIAL CONDITION

Capital Resources and Liquidity

The Company’s capital requirements in the past have related primarily to the remedial efforts to return wells to production and to workover and repair operations on various wells to increase production, including the repairs required at Coquille Bay after hurricane Katrina. Now that the repairs at Coquille Bay are completed and production has been re-established, the Company has a great deal of flexibility in the timing and amount of these expenditures. The Company did not make any capital expenditures for workovers in the most recent quarter due to limited production at Coquille Bay and due to a lack of capital. We do not expect significant capital improvements at the current levels of production at e-Biofuels, however, subject to available capital, we do anticipate expansion of the plant capacity by an additional 10 million gallons per year. The Company announced the completion of a private placement in September 2011 which resulted in net proceeds of approximately $2.9 million. The Company also received approximately $3.2 million in advanced biofuels payments from the USDA in September 2011.

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

The timing of expenditures for the Company’s oil and natural gas and mining activities are generally distributed over several months, however, any cessation of production or catastrophe type expenditures create significant cash flow shortages for the Company. The Company anticipates its current working capital will be sufficient to meet its required capital expenditures and that the Company will not be required to either access additional borrowings from its lender or access outside capital. The Company has signed a letter of intent to sell its oil and gas operations at Coquille Bay which should eliminate future capital expenditures in oil and gas operations, except for capital expenditures related to its tar sand operations in Kentucky.

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. See Note 4 for further information pertaining to the debt.

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

The Company has also has obtained certain unsecured loans from various individuals and from its former Chairman and President, Jeffrey T. Wilson, in the approximate amounts of $1,167,643 and $538,786 as of October 31, 2011. These loans bear market rates of interest and flexible terms and are generally unsecured. These funds have been used to maintain the Company’s biodiesel, oil and gas and mining activities and fund its overhead requirements. As of October 31, 2011, the Company has accrued salaries due its former Chairman and President of $377,667 .Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At October 31, 2011, the Company had current assets of $4,793,723, including $1,823,460 in cash and cash equivalents, $411,369 in trade and oil and gas accounts receivable, $1,283,358 in prepaid expenses, $578,796 in advanced biofuels funds due from the USDA and $579,551 in inventories. The Company had current liabilities of $17,174,619, which resulted in negative working capital of $12,380,896. The negative working capital position is comprised of senior debt of $8,610,637; trade accounts payable of $2,139,034; of accrued expenses payable of $4,463,532 consisting primarily of accrued liabilities for feedstock purchases of $2,690,135, accrued salaries payable to the Company’s President of $377,677, accrued income taxes of $355,000, and oil and gas suspense accounts; notes payable to the related parties of $592,524; and short-term unsecured third party notes payable of $297,973. As of October 31, 2011 the Company had cash and cash equivalents of $1,823,460.

Seasonality

The results of operations of the Company are seasonal due to seasonal fluctuations in the market prices for biodiesel, crude oil and natural gas. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results, which may be realized on an annual basis. Because of regional issues with cold weather, biodiesel sales are generally lower in colder climates during the winter months. The Company estimates that seasonal issues related to weather impacts result in a loss of sales of about 8-10%%.

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

For every $0.10 per gallon decrease in the sales price of biodiesel at our current rate of production of 30 MMGPY and assuming there is not a comparable decline in the cost of feedstocks, our revenues will decrease approximately $3.0 million and our net income would decline by $0.20 million. The breakeven price for biodiesel assuming that feedstock costs remain constant and do not decrease with decreasing biodiesel prices is approximately $3.80 per gallon. Currently biodiesel prices are approximately $4.89 per gallon. However, it should be noted that as shown earlier, changes in waste grease prices generally mirror biodiesel prices due to the fact that the highest value that can be obtained by marketers of waste greases is currently in sales to biodiesel producers. Consequently, it is likely that as long as abundant supplies of waste greases remain available for biodiesel production, very little impact would actually occur due to price adjustments in biodiesel until such prices reach the marginal price under which such waste greases can be sold as animal feed additives or roughly $0.15/lb or $1.20 per gallon in feedstock costs or $2.40 per gallon in biodiesel prices.

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

A legislative change that eliminated the RFS2 incentives could have a material adverse effect on our biodiesel sales prices by reducing the price of biodiesel to an equivalent price for petroleum diesel and by eliminating the significant demand premium that biodiesel currently receives. We would estimate that if biodiesel prices were to decline to the current level of petroleum diesel prices and assuming that waste grease prices declined as well in accordance with historical data, our gross margins would be about $0.37/gallon. Our revenues would be decreased by about 31% while net income would be reduced by about 46%.

Interest Rate Risk

We have long-term debt subject to risk of loss associated with movements in interest rates.

Item 4.	Controls and Procedures.

Controls and Procedures.

In connection with the preparation of this quarterly report on Form 10-Q, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation , our Chief Financial Officer concluded that as of October 31, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management had identified two material weaknesses in internal control over financial reporting existing as of July 31, 2011 which included (i.) a segregation of duties issue related to a lack of accounting personnel and (ii.) the inability of the Company’s prior accounting system to adequately track real-time purchases of feedstock and sales of biodiesel on a contract-by-contract basis. In connection with the remediation of these issues, the Company took the following steps: (i.) we added additional accounting personnel, including a Chief Financial Officer, a Controller and a logistics individual at e-biofuels, and (ii.) we implemented a new accounting system at e-biofuels to allow our accounting staff to more effectively track sales and inventory and to improve the overall accuracy of our reporting and we consolidated our overall accounting functions under the control of our accounting staff at e-biofuels and under the direction of our new CFO. Our evaluation of the significance of each deficiency and their remediation included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of October 31, 2011, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are now effective.

Changes in Internal Controls

The changes noted above in internal controls were made during the period ended October 31, 2011.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 7 above.

Item 1A.	Risk Factors.

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

Alternative fuels businesses benefit from tax credits and government subsidies and is highly regulated. If any of the state or federal laws and regulations relating to the tax credits, government subsidies, RFS2, RINS or the use and/or treatment of off-spec methyl esters utilized by the Company change, the ability to recover capital expenditures from our alternative fuels business could be harmed. Our biofuels platform is subject to federal, state, and local laws and regulations governing the application and use of alternative energy products, including those related specifically to biodiesel. For instance, biodiesel products benefit from being the only alternative fuel certified by the U.S. Environmental Protection Agency that fulfills the requirements of Section 211(B) of the Clean Air Act. If agency determinations, laws, and regulations relating to the application and use of alternative energy are changed, the marketability and sales of biodiesel production could be materially adversely affected.

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

We depend heavily on the services of John Ryer, chief executive officer, and Tim Jones our chief financial officer and on the services of key management in our biodiesel subsidiary, Craig Ducey and Chad Ducey. We have employment agreements with John Ryer and Tim Jones and a consulting agreement with Werks Management for the services of Craig Ducey and Chad Ducey. We do not presently have a “key person” life insurance policy on the lives of any of these individuals to offset our losses in the event of their death.

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

Our practice in acquiring exploration leases or undivided interests in natural gas and oil leases is to not incur the expense of retaining title lawyers to examine the title to the mineral interest prior to executing the lease. Instead, we rely upon the judgment of third party land men to perform the field work in examining records in the appropriate governmental, county or parish clerk’s office before leasing a specific mineral interest. This practice is widely followed in the industry. Prior to the drilling of an exploration well the operator of the well will typically obtain a preliminary title review of the drill site lease and/or spacing unit within which the proposed well is to be drilled to identify any obvious deficiencies in title to the well and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. We have no assurance, however, that any such deficiencies have been cured by the operator of any such wells. It does happen, from time to time, that the examination made by title lawyers reveals that the lease or leases are invalid, having been purchased in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, we may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect. It may also happen, from time to time, that the operator may elect to proceed with a well despite defects to the title identified in the preliminary title opinion.

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

Our common stock is thinly traded.

We have approximately 39.8 million shares of common stock outstanding, held by approximately 625 holders of record. Directors, officers and management own or have voting control over approximately 11.8 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

10.	Purchase and Sale Agreement, dated May 1, 2006 incorporated herein by reference to Form 8 K filed May 5, 2006

31.1	Section 302 Certification of CFO

32.	Section 906 Certification by CFO

101	The following materials from Imperial Petroleum, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Imperial Petroleum, Inc.

By:	/s/ Tim Jones
Tim Jones, Chief Financial Officer

Dated: December 15, 2011