Form 10-Q
period 2012-01-31
IMPERIAL PETROLEUM INC
filed 2012-03-21
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-09923

IMPERIAL PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3386019
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

710 Norfleet Drive West	47356
Middletown, Indiana	(Zip Code)

Registrant’s telephone number, including area code (765) 354-9832

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

On January 31, 2012, there were 40,763,569 shares of the Registrant’s common stock issued and outstanding.

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

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended January 31, 2012

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

Condensed Consolidated Balance Sheets as of July 31, 2011 and January 31, 2012		5

Condensed Consolidated Statements of Operations for the three month and six months ended January 31, 2012 and 2011		7

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2012 and 2011		8

Notes to Condensed Consolidated Financial Statements		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

The information called for by Item 1. Legal Proceedings, Item 1A. Risk Factors, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, Item 3. Defaults Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders and Item 5. Other Information are not applicable		27-31

Item 6.	Exhibits	31

SIGNATURES		32

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

We have prepared the condensed consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of January 31, 2012, and its results of operations for the three months and six month periods ended January 31, 2012 and 2011 and its cash flows for the six month period ended January 31, 2012 and 2011. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	January 31, 2012	July 31, 2011
ASSETS
Current Assets:
Cash	$139,147	$900,883
Accounts Receivable	109,385	1,549,154
Accounts Receivable (Government Incentives)	821,677	3,344,919
Inventory	40,086	1,293,171
Non-compete Agreement, net of accumulated amortization of $235,750	1,178,750	—
Prepaid expenses (current portion)	504,328	910,407
Loan Receivable (related party)	—	6,440
Other Current Assets	10,200	157,166

Total current assets	2,803,573	8,162,140
Property, plant and equipment:
Mining claims, options, and development costs	74,500	74,500
Fixed Assets	12,124,299	11,969,451
Land	515,900	515,900
Oil and gas properties (full cost method)	—	4,690,765

	12,714,699	17,250,616
Less: accumulated depreciation, depletion and amortization	(2,874,399)	(3,092,503)

Net property, plant and equipment	9,840,300	14,158,113
Other assets:
License agreements, net of accumulated amortization.	442,756	442,756
Loan Receivable (related party)	—	332,989
Deposits	10,850	—
Prepaid expenses	269,717	1,438,722

Total Other Assets	723,323	2,214,467

Total assets	$13,367,196	$24,534,720

	January 31, 2012	July 31, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,667,812	$1,307,654
Accrued expenses	4,864,960	5,183,849
Derivative liability	281,184	—
Customer Deposit Liability	120,820	2,901,054
Notes payable – current portion	9,201,912	11,162,479
Notes payable – related parties	538,786	540,286

Total current liabilities	17,675,474	21,095,322
Long-term liabilities:
Mortgage Note	1,498,141	1,525,641
Notes Payable, Other	463,791	1,009,602
Asset retirement obligation	—	472,855

Total long-term liabilities	1,961,932	3,008,098
STOCKHOLDERS’ EQUITY:
Common stock of $.006 par value; authorized 150,000,000 shares; 40,763,569 and 34,905,136 issued and outstanding at January 31, 2012 and July 31,2011, respectively	244,582	209,431
Common stock, owed but not issued - 0 and 100,000 shares at January 31, 2012 and July 31, 2011, respectively	—	600
Paid-in capital	25,404,412	21,977,786
Retained deficit	(29,919,204)	(21,756,517)
Treasury Stock, 2,000,000 shares at January 31, 2012	(2,000,000)	—

Total stockholders’ equity	(6,270,210)	431,300

Total liabilities and stockholders’ equity	13,367,196	24,534,720

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	1/31/2012	1/31/2011	1/31/2012	1/31/2011
Revenues and other income:
Biodiesel	$13,227,815	$13,090,859	$49,253,214	$28,921,186
Biodiesel Government Incentives	24,573	0	416,073	0
Oil and gas	58,618	75,228	133,775	104,179
Other revenue	25,710	29,200	25,710	92,027

Total operating income	$13,336,716	$13,195,287	$49,828,772	$29,117,392

Costs and expenses:
Biofuels Direct Costs	12,640,083	$12,275,542	46,144,258	$25,853,710
Oil and Gas expenses	75,359	240,078	395,981	354,043
General and administrative	2,887,867	731,839	5,795,966	2,037,685
Depreciation, depletion and amortization	200,914	214,070	419,679	427,243

Total costs and expenses	15,804,223	13,461,529	52,755,884	28,672,681

Net Income (Loss) from operations	(2,467,507)	(266,242)	(2,927,112)	444,711
Other income and (expense):
Interest expense	(888,275)	(471,483)	(1,644,961)	(803,063)
Interest income	0	0	2,826	0
Other income (expense)	(49,311)	481,904	(23,449)	791,904
Gain (loss) on sale of assets	(3,876,922)	0	(3,876,922)	0
Gain (loss) on valuation of derivative liability	217,360	0	306,932	0

Total other income and (expense)	(4,597,148)	10,421	(5,235,574)	(11,159)

Net income (loss) before income tax	(7,064,655)	(255,821)	(8,162,686)	433,552
Provision for income taxes	0	0	0	0

Net Income (Loss)	$(7,064,655)	$(255,821)	$(8,162,686)	$433,552

NET INCOME/(LOSS) PER SHARE (basic)	$(0.175)	$(0.011)	$(0.211)	$0.019

WEIGHTED AVERAGE SHARES OUTSTANDING (basic)	40,432,800	23,825,127	38,743,028	23,162,748
NET INCOME/(LOSS) PER SHARE (diluted)	N/A	N/A	N/A	$0.018

WEIGHTED AVERAGE SHARES OUTSTANDING (diluted)	N/A	N/A	N/A	24,215,020

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended 1/31/2012	For the Six Months Ended 1/31/2011
Operating activities:
Net income (loss)	$(8,162,686)	$433,552
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	419,679	427,243
Loss on sale of fixed asset	3,876,922	—
Gain on sale of licensing rights	—	(500,000)
(Gain) Loss on valuation of derivative liability	(306,932)	—
Stock and warrants issued for services	60,900	160,572
Amortization of stock and options issued for services	2,102,055	76,875
Change in accounts receivable	1,439,770	(2,310,978)
Change in Accts. Rec – government incentives	2,766,123	—
Change in inventory	861,239	(299,388)
Change in prepaid expenses	952,941	—
Change in accounts payable	1,279,418	(139,097)
Change in other assets	(106,767)	(11,962)
Change in customer deposits	(2,773,484)	—
Change in other liabilities	—	2,048,200
Change in accrued expenses	(241,697)	806,458

Net cash provided by (used in) operating activities	2,167,481	691,475

Investing activities:
Purchase of fixed assets	(680,101)	(355,474)
Loans made (payments received) to related parties, net	339,429	—
Proceeds of sale of assets	100	275,000

Net cash provided by (used in) investing activities	(340,572)	(80,474)

Financing activities:
Purchase of treasury stock	(2,000,000)	—
Payments on notes payable	(3,510,221)	(592,383	)-
Proceeds from notes payable-related party	—	9,712
Sale of common stock, net of expenses	2,921,576	—

Net cash provided by (used in) financing activities	(2,588,645)	(582,671)

Net change in cash and cash equivalents	(761,736)	28,330
Cash and cash equivalents, beginning of year	900,883	28,525

Cash and cash equivalents, end of year	139,147	56,855

Supplemental disclosures for cash flow information:
Cash paid during the period for:
Interest	1,446,640	357,405
Income taxes	—	—
Supplemental schedule of non-cash investing and financing:
Stock and warrants issued for prepaid expenses	1,066,817	—
Stock and warrants issued for services	60,900	160,572
Note payable issued for fixed assets	—	479,424
Options exercised for notes and accounts payable	—	60,000
Note payable issued for pre-paid non-compete agreement	1,200,000	0

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. GENERAL

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

The Company’s principal business consists of biodiesel production and oil and gas exploration and production in the United States. The Company, through its wholly-owned subsidiary, Arrakis Oil Recovery, LLC is developing and implementing a process for the recovery of heavy oil from mineable oil sands in the U.S. and internationally. At January 31, 2012, the Company has not fully implemented the oil recovery process.

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

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There is no collateral held for accounts receivable. The allowance for doubtful accounts was $44,430 and $44,430 as of January 31, 2012 and July 31, 2011, respectively. Bad debt expense for the six months ended January 31, 2012 was $0. Bad debt expense for the year ended July 31, 2011, 2010, and 2009 was $44,430, $25,001 and $0, respectively.

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

The Company’s cash is deposited in three financial institutions. Cash and certificates of deposit at banks are insured by the FDIC up to $250,000. At times, the balances in these accounts may be in excess of federally insured limits. As of January 31, 2012, the Company had no deposits in excess of federally insured limits.

The Company currently operates in the biodiesel production industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. During the quarter ended January 31, 2012, the Company’s major purchasers of its biodiesel were 39% to Element Renewable Energy; 33% to Fusion Renewable and 19% to Ultra Green Energy Services. As of January 31, 2012, these three customers made up 0%, 0%, and 50% of the Company’s accounts receivable, respectively. During the year ended July 31, 2011, the Company’s major purchasers of its biodiesel were 36.3% to Fusion, 24.5% to Element, and 17.1% to Pilot.

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

See Note 13 for additional information on Oil and Gas Properties.

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

Inventories

Inventories are stated at the lower of cost or market. The inventory as of January 31, 2012 and July 31, 2011 was $40,086 and $1,293,171, respectively. All inventory pertains to our operations at e-biofuels. The balance of the inventory as of January 31, 2012 is made up of $39,930 in raw materials and $156 in finished goods. The balance of the inventory as of July 31, 2011 was made up of $641,331 in raw materials and $651,840 in finished goods. There is no allowance for obsolete inventory as of January 31, 2012 or July 31, 2011.

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

Earnings and Loss Per Common Share

Earnings (Loss) per common share-basic are computed by dividing reported net income (loss) by the weighted average common shares outstanding. Except where the result would be anti-dilutive, net income (loss) per common share-diluted has been computed assuming the exercise of stock warrants and stock options that are in-the-money as of period-end.

Reclassification

Certain reclassifications have been made to prior periods to conform to the current presentation.

Change of Control

In November 2011, the Company accepted the resignation of Jeffrey T. Wilson and Aaron M. Wilson from its Board of Directors. Mr. Jeffrey Wilson was the Chairman and President of the Company and resigned due to health issues. The original intent of the Company was to retain Mr. Wilson’s services as a technical consultant; however, the Company and Mr. Wilson were unable to reach a consulting agreement.

In November, 2011, Mr. Aaron Wilson resigned to allow for the appointment of Mr. Tim Jones, who was also promoted to Chief Financial Officer and President of the Company’s e-biofuels, LLC subsidiary, to the Board. Mr. Aaron Wilson retained his title as President of the Company’s Arrakis Oil Recovery, LLC subsidiary.

In November, 2011, the Board appointed Mr. John Ryer, a director of the Company, as its new Chief Executive Officer and President. In January 2011, Mr. Ryer resigned from the Board of Directors and as the Chief Executive Officer due to personal reasons. There were no disputes between Mr. Ryer and management of the Company or with its auditors. Mr. Robert Willmann was approved by the Board to replace Mr. Ryer as a Director until the next regular shareholders meeting.

In December 2011, Mr. Ben Campbell resigned as a director of the Company.

In December 2011, Mr. Greg Thagard was appointed to the position of Chairman of the Board.

In January 2012, Mr. Tim Jones was approved as interim CEO and President of the Company.

In February 2012, the Company accepted the resignation of Mr. Robert Willmann from its Board of Directors. Mr. Willmann resigned due to time constraints and had no disagreements with the Management of the Company or with its independent accountants.

In February 2012, Mr. Aaron Wilson was terminated from his position as President of Arrakis Oil Recovery, LLC due to cash constraints.

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

In June 2011, the FASB issued Presentation of Comprehensive Income under ASU 2011-05 or ASU 2011-05. ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company’s first quarter of fiscal year 2013. The adoption of ASU 2011-05 may require a change in the presentation of the Company’s comprehensive income from the statement of capital shares and equities to the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in ASU 2011-05 are to be applied retrospectively. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s condensed financial statements.

In September 2011, the FASB issued Testing Goodwill for Impairment under ASU 2011-08, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether impairment testing is necessary. The revised standard will be effective for annual and interim goodwill impairment tests performed beginning in the first quarter of fiscal year 2012, with early adoption permitted under certain circumstances. The Company is currently evaluating options related to early adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements

International Financial Reporting Standards

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

2. GOING CONCERN

Financial Condition

The Company’s financial statements for the three months and six months ended January 31, 2012 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company had a net loss for the six months ended January 31, 2012 of $8,162,687 compared to net income for the six months ended January 31, 2011 of $433,552. As of January 31, 2012, the Company has $139,147 of cash on hand and a working capital deficit of $14,871,901. The Company had $7,365,167 of debt mature on January 31, 2012 as discussed in Note 5.The Company’s working capital deficiency in conjunction with the Company’s history of operating losses raises doubt regarding the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to increase operating cash flows through existing biodiesel production (ii), management’s ability to work out an extension agreement with the current bank, or locate and obtain alternative financing, to fund the $7,365,167 in notes that matured on January 31, 2012 (iii) the ability to obtain the capital needed to initiate the tar sand operations.

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

4. NON-COMPETE AGREEMENT

In June of 2011, the Company issued 300,000 shares and 500,000 warrants for consulting services. The shares were valued at market price of $1.49 for $447,000. The warrants had a term of five years and a strike price of $1.00 per share. The warrants were valued at $704,706 using the Black Scholes valuation method using the following factors; risk free interest rate of ..85%, strike prices of $1.00, market price of $1.49, volatility of 163% , and no yield. The total value of the stock and warrants, $1,151,706, was capitalized as a prepaid expense and will be amortized over the five-year period of the consulting agreement. As of July 31, 2011, $28,793 has been expensed and $1,122,914 remained in prepaid expenses. During the quarter ended October 31, 2011, this consulting agreement was terminated and the remaining $1,122,914 was expensed. As of October 31, 2011, $0 remained in prepaid expenses related to this agreement.

Soon after termination of the consulting agreement, the consultant began to demand payment of promised salaries and unpaid commissions. As the consultant had significant relationships with multiple customers and vendors of the Company and as a major supplier of the Company on the biodiesel side began to demand that the consultant be paid what was owed, the Company agreed to a 1-year Severance, Confidentiality and Nondisclosure Agreement with the former consultant. In order to get the 1-year agreement in place, the major supplier agreed to loan the money required to finalize the Agreement to the Company (see next paragraph). On December 2, 2011, the Company finalized the Severance, Confidentiality and Nondisclosure agreement with the former consultant for $1,237,500 in cash and 300,000 shares of common stock. The shares of common stock were valued at $0.59, the market price on the day the agreement was made for total value of $177,000. The total amount associated with the agreement, $1,414,500, was set up as a Non-compete Agreement asset and is currently being amortized over the 12 month term of the agreement. As of January 31, 2012, $235,750 of the costs associated with the Agreement have been expensed and $1,178,750 remain as a current asset.

In December 2011, the Company entered into a $1,200,000 unsecured promissory note with JAK Financial LLC to fund the payment of a Severance, Confidentiality and Nondisclosure Agreement with a former consultant. The original amount of the note was $1,200,000 and the effective interest rate on the note was 96.5%. The note was to be paid with 60 daily payments of $23,000 beginning on December 20, 2011 and continuing for the next 60 business days. The Company made 16 such payments before it was no longer able to do so. The balance due as of January 31, 2012 was $933,167 with accrued interest of $85,202. The company is currently in default on this note.

5. NOTES PAYABLE

The Company in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders.

	Jan 31, 2012	July 31, 2011
John Ryer, secured promissory note, dated December 8, 2010, due July 25, 2011, interest at 10%	$—	$20,000
William Stratton, secured by 10% of proceeds at Coquille Bay, dated June 6, 2011 due July 31, 2012, interest at 8%	—	50,000
Trinity Industries, secured promissory note, dated January 1, 2010, interest at 6%, collateralized by rail cars, currently in default.	500,139	597,484
Various unsecured promissory notes of e-biofuels, dated July 1, 2006 through September 11, 2009, interest varying from 5.5% to 14%	265,827	627,707
JAK Financial LLC, unsecured promissory note, dated December 7, 2011 due in 60 equal daily installments of$23,000	933,167	—
Mortgage note due a Bank, dated July 1, 2006, secured by facility and real estate of e-biofuels, variable interest rate at 5.125% as of July 31, 2011. Due in monthly payments through December of 2031.	1,540,026	1,560,589
Various equipment capital leases due to Stark Equipment, principal due from August 2011 to May 2014 plus interest at a variable rates range from 9.3% to 18.2% as of 7/31/11. Collateralized by the equipment.	61,537	384,662
Equipment note due a SBA, dated October 8, 2007, principal matures on November 2017 plus interest at a variable rate, 6.5% as of 7/31/11. Collateralized by certain equipment.	497,981	533,945
Term Note Payable to a Bank, debt due 1/31/12, monthly. Interest due monthly at 8%. Collateralized by the assets of e-biofuels.	1,535,283	2,079,944
Term Note Payable to a Bank, debt due 1/31/12, monthly. Interest due monthly at 9%. Collateralized by the assets of e-biofuels.	2,764,842	4,728,224
Term Note Payable to a Bank, debt due 1/31/12, monthly. Interest due monthly at 12%. Collateralized by the assets of e-biofuels.	3,065,042	3,115,167

Total	11,163,844	13,697,722

Less: current portion	9,201,912	11,162,479

Long-term notes payable	1,961,932	2,535,243

Current maturities of notes payable are as follows:

7/31/12	9,201,912
7/31/13	143,770
7/31/14	148,871
7/31/15	136,206
7/31/16	140,320
Thereafter	1,392,765

Total	$11,163,844

Notes Payable – Related Party

	Jan 31, 2012	July 31, 2011
Officer—9.0% demand note	538,786	540,286
Employee—8% demand note	0	0

Total	538,786	540,286

Less Current	538,786	540,286

Long Term	0	0

DEBT

As of January 31, 2012, the Company currently has no debt facilities in place other than as noted in the tables above.

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. The following is a description of the terms and conditions of each facility as of January 31, 2012:

First Merchants Bank, N.A. Term Loans: The Company has three term loans with First Merchants Bank: Term Loan A has a balance due of $1,535,283 and an interest rate of 8%; Term Loan B has a balance due of $2,764,842 with an interest rate of 9%; and Term Loan C has a balance due of $3,065,042 with an interest rate of 12%. The Term loans expired on January 31, 2012, are currently in default, and are secured by all of the assets of e-biofuels; the personal guarantees of Craig Ducey and Chad Ducey and by a corporate guarantee of the Company. The amended loan agreements call for a continuation fee of $50,000 per month commencing as of October 31, 2011. The Company must pay the fee for each month they have not paid the loan in full on or before the last day of the month.

Cienna Capital/ Small Business Administration Mortgage Note: The Company has a mortgage secured by the real estate and facility located in Middletown, Indiana. The balance due is $1,540,026 with an interest rate of 5.125%. The note is further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 25.5 years from December 2007.

SBA Equipment Loan: The Company obtained a loan for the purchase of equipment through the issuance of a Debenture in December 2007 in the original amount of $772,000. The balance due is $497,982 with an interest rate of 6.5%. The note is secured by certain equipment located at the Middletown, Indiana plant and further secured by the personal guarantees of Mr. Craig Ducey and Mr. Chad Ducey. The term of the note is 120 months.

Capital Leases: The Company has capital leases related to equipment used in the operation of the facility at Middletown, Indiana which total $61,537 and have varying market based interest rates and varying maturity dates. See the table above.

During the six months ended January 31, 2012, the Company entered into an agreement to assign capital leases to another party. Fixed assets with a net book value of $337,453 were assigned along with capital lease payable in the amount of $228,358. The Company recognized a net loss on the assignment transaction of $109,095.

JAK Financial: In December 2011, the Company entered into an unsecured promissory note with JAK Financial LLC to fund the payment of a Severance, Confidentiality and Nondisclosure Agreement with a former consultant (See Note 4 for further details). The original amount of the note was $1,200,000 and the effective interest rate on the note was 96.5%. The note was to be paid with 60 daily payments of $23,000 beginning on December 20, 2011 and continuing for the next 60 business days. The Company made 16 such payments before it was no longer able to do so. The balance due as of January 31, 2012 was $933,167 with accrued interest of $85,202. The company is currently in default on this note.

Other Debt: The Company has private notes and debt with various individuals, small companies and its former Chairman that totals $765,965 as of January 31, 2012. Generally this debt is unsecured and bear market interest rates and flexible terms.

Interest expense relating to the above notes was $1,644,961 and $803,063 for the six months ended January 31, 2012 and 2011, respectively.

6. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its former chief executive officer, Jeffrey T. Wilson and a Company owned and controlled by Mr. Wilson, H.N. Corporation. The amount outstanding as of January 31, 2012 owed to HN Corporation was $90,000 and such amounts are included in the totals due Mr. Wilson. There were no outstanding amounts due HN Corporation as of July 31, 2010. The Company had accrued salaries payable to Mr. Wilson of $358,547 as of January 31, 2012.

The Company owes its former Chairman and Chief Executive Officer, Jeffrey T. Wilson, as a result of loans to the Company, a total of $538,786 in principal as of January 31, 2012 (including $90,000 owed to HN Corporation as discussed above). Interest rates on the loans are fixed at 9%. Accrued interest as of January 31, 2012 relating to these loans is $118,686.

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

Mr. Craig Ducey, former president of e-biofuels, is part owner along with Mr. Chad Ducey of Werks Management, a company that provided management services to e-biofuels. Prior to February 2012, Werks Management received a contracted amount per month in consulting fees for such services. The contracted amount was $70,000 per month through October of 2010, $60,000 per month from November of 2010 to April of 2011, and $62,833 per month from May of 2011 to January of 2012. Mr. Craig Ducey and Mr. Chad Ducey provided management services for e-biofuels through January 31, 2012. The Company recorded expenses to Werks Management in the total of $758,500 for the year ended July 31, 2011 and $377,000 for the six months ended January 31, 2012. The Company owed Werks Management $0 and $90,238 as of January 31, 2012 and July 31, 2011, respectively. In February 2012, the Company terminated the Werks Management Agreement.

During July of 2011, the Company entered into a loan agreement loaning Mr. Chad Ducey $340,000 at an interest rate of 5%. The loan had a term of 25 years, was unsecured, and matured in July of 2036. The loan was paid off in October 2011. The balance of the note was $0 as of October 31, 2011.

In September of 2011, Mr. Brian Carmichael, a former owner of Werks Management and Sales Manager for e-Biofuels, signed a new consulting agreement with e-biofuels and will receive a commission of $0.015 per gallon of biodiesel sold through the Middletown, Indiana plant. The agreement was subsequently modified and the amount reduced as the Company began selling larger volumes of biodiesel to Mr. Carmichael’s company, Element Renewable Energy. The agreement has a term of one year and automatically renews in one year increments. Mr. Carmichael no longer owns an interest in Werks Management as a result of this agreement. The Company instituted sales controls during fiscal 2011 to provide additional management oversight of sales contracts to Element, wherein the CFO is required to approve any sales contracts by the Company to Element to insure the contracts are arms-length. The total paid to Mr. Carmichael and his company in relation to this agreement was $294,799 for the year ended July 31, 2011. The contract with Mr. Carmichael was subsequently terminated in October 2011 by mutual consent of both parties.

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

In October 2011, the Company agreed to purchase out of cash flow over 3 weeks, 2,000,000 shares of Imperial common stock from Craig and Chad Ducey for a total purchase price of $2,000,000. The stock purchase was necessitated by tax liabilities incurred by the Ducey’s in the conversion of their notes receivable from the Company to restricted common stock in June 2011 and due to the fact that the Ducey’s personally guarantee the Company’s senior debt and were unable to obtain credit elsewhere to pay their tax liabilities. As part of the share purchase, the Company retired the note receivable from Mr. Chad Ducey in exchange for common stock. As of January 31, 2012, the 2,000,000 shares are being held as treasury stock.

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

The Company has accrued revenue payable, legal and petty suspense accounts in the amount of $173,907, $409,671 and $8,948, respectively, as of January 31, 2012. The Company has accrued revenue payable, legal and petty suspense accounts in the amount of $173,907, $409,671 and $8,948, respectively, as of July 31, 2011. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business. Suspense accounts are cleared out annually and paid to the owners.

The Company has no amounts reserved as a contingent liability as of January 31, 2012 against future losses associated with any such litigation.

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

In February 2012, e-biofuels, LLC terminated the Management Agreement between Werks Management, LLC and e-biofuels, LLC. This agreement was dated May 1, 2010 and had an original 4 year term. The agreement was terminated due to cash constraints of the Company and the inability to work out a reduced management fee for the reduction in services provided by Werks Management. As a result of this termination, Werks Management demanded the entire balance of the remaining contract term. The amount demanded by Werks Management as a result of this termination was $1,685,309. The Company feels that it doesn’t owe the balance of the contract because the contracted services were not being performed at the time of the termination.

8. STOCK WARRANTS AND OPTIONS

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

During the quarter ended October 31, 2011, the Company issued 500,000 shares of common stock and 500,000 warrants with a term of two years and at an exercise price of $1.00/share to Caravan Trading LLC as part of the Feedstock Supply Agreement for e-biofuels, The common stock was valued at fair market value on the day of the agreement of $0.85 for a total of $425,000. The warrants were valued at $313,135 using the Black Scholes valuation method using the following factors; risk free interest rate of .30%, strike prices of $1.00, market price of $0.85, volatility of 164.86% , and no yield. The total of $738,135 was capitalized as prepaid expense and will be amortized over the two-year agreement. As of January 31, 2012, $99,345 has been expensed and $638,790 is in prepaid expenses.

During the quarter ended October 31, 2011, the Company issued 50,000 warrants with a term of five years and an exercise price of $1.05/share for consulting services, The warrants were valued at $51,682 using the Black Scholes valuation method using the following factors; risk free interest rate of .99%, strike prices of $1.05, market price of $1.10, volatility of 166.10%, and no yield. The $51,682 was capitalized as prepaid expense and will be amortized over the six-month period of the agreement. As of January 31, 2012, $22,970 has been expensed and $28,712 is in prepaid expenses.

During the quarter ended October 31, 2011, the Company issued 2,542,001 warrants in relation to the September stock financing. See note 9 for further details. The warrants have a term of five years and a strike price of $1.00.

During the six months ended January 31, 2012, 800,000 warrants (400,000 at $0.10 and 400,000 at $0.20) were exercised in a cash-less exercise into 611,764 shares of common stock. Also during the six months ended January 31, 2012, 400,000 options with a strike price of $0.20 expired.

The following schedule summarizes pertinent information with regard to the stock warrants for the six months ended January 31, 2012 and the year ended July 31, 2011:

	January 31,2012		July 31, 2011
	Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price
Beginning of period	3,325,000	$.558	2,200,000	$0.154
Granted	3,092,001	1.00	2,350,000	0.74
Exercised	800,000	0.15	1,225,000	0.186
Forfeited	—	—	—	—
Expired	400,000	0.20	—	—

End of period	5,217,001	0.91	3,325,000	$0.558

Exercisable	5,217,001	—	3,325,000	—

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

In June of 2011, the Company issued 300,000 shares and 500,000 warrants for consulting services. The shares were valued at market price of $1.49 for $447,000. The warrants had a term of five years and a strike price of $1.00 per share. The warrants were valued at $704,706 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $1.00, market price of $1.49, volatility of 163% , and no yield. The total value of the stock and warrants, $1,151,706, was capitalized as a prepaid expense and will be amortized over the five-year period of the consulting agreement. As of July 31, 2011, $28,793 has been expensed and $1,122,914 remains in prepaid expenses. During the quarter ended October 31, 2011, this consulting agreement was terminated and the remaining $1,122,914 was expensed. As of January 31, 2012, $0 remains in prepaid expenses related to this agreement.

In June of 2011, the Company issued 500,000 warrants for consulting services. The warrants had a term of five years and a strike price of $1.00 per share. The warrants were valued at $704,706 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $1.00, market price of $1.49, volatility of 163% , and no yield. The total value of the warrants, $704,706, was capitalized as a prepaid expense and will be amortized over the five-year period of the consulting agreement. As of July 31, 2011, $17,618 has been expensed and $687,088 remains in prepaid expenses. During the six months ended January 31, 2012, the Company felt that the consulting services under the contract were not being performed and management made the decision expense the remainder of the prepaid asset. $687,088 was expensed and $0 remains in prepaid expenses as of January 31, 2012, relating to this agreement.

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

During the quarter ended October 31, 2011, the Company issued 500,000 shares of common stock and 500,000 warrants with a term of two years and at an exercise price of $1.00/share to Caravan Trading LLC as part of the Feedstock Supply Agreement for e-biofuels, The common stock was valued at fair market value on the day of the agreement of $0.85 for a total of $425,000. The warrants were valued at $313,135 using the Black Scholes valuation method using the following factors; risk free interest rate of .30%, strike prices of $1.00, market price of $0.85, volatility of 164.86% , and no yield. The total of $738,135 was capitalized as prepaid expense and will be amortized over the two-year agreement. As of January 31, 2012, $99,345 has been expensed and $638,790 remains in prepaid expenses.

During the quarter ended January 31, 2012, the Company issued 300,000 shares of common stock in relation to a non-compete agreement. The shares were valued at market value on the date of the agreement and valued at $177,000. See Note 4 for further details.

During the six months ended January 31, 2012, 800,000 warrants (400,000 at $0.10 and 400,000 at $0.20) were exercised in a cash-less exercise into 611,764 shares of common stock.

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

Subject to the terms of the Registration Rights Agreement, upon the occurrence of any event that shall incur liquidated damages, including, but not limited to, that the initial Registration Statement is not filed on or prior to the Filing Date, or we fail to file a pre-effective amendment and otherwise respond in writing to SEC comments on the Registration Statement within twenty (20) calendar days upon receipt of such comments, or the Registration Statement including the Registrable Securities is not declared effective by the applicable Effectiveness Date, we shall pay to each Investor an amount in cash, on monthly anniversary of each such Event Date as defined in the Registration Rights Agreement (the “Event Date”), equal to the product of (1) the product of (A) 1.0% multiplied by (B) the quotient of (I) the number of such Investor’s Registrable Securities that are not then covered by a Registration Statement that is then effective and available for use by such Investor divided by (II) the total number of such Investor’s Registrable Securities multiplied by (2) the aggregate purchase price paid by such Investor pursuant to the Securities Purchase Agreement; provided , however , that, in the event that none of such Investor’s Registrable Securities are then covered by a Registration Statement that is effective and available for use by such Investor, the quotient of (I) divided by (II) in clause (1)(B) herein shall be deemed to equal 1. Under the Registration Rights Agreement, the maximum aggregate liquidated damages payable to an Investor shall be 8% of the aggregate subscription amount paid by such Investor pursuant to the Securities Purchase Agreement. As of January 31, 2012, the company has incurred $95,325 in late fees and $976 in interest expense related to the failure to file the Registration Statement.

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

This purchase price protection creates a derivative liability. The Company initially valued and recorded this derivative liability at $588,116 upon the closing of the financing on September 21, 2011. The Company used historical trends to make an estimate of how many shares might have to be issued in the future under the price protection provision. That estimate was then valued using the black schools method. As of January 31, 2012, the value of the derivative was revalued, based on information at January 31, 2012, at $281,184 and a resulting gain on valuation of derivative liability of $306,932 was recorded for the six months ended January 31, 2012.

10. LEASE OBLIGATIONS

The Company maintains office space at 101 NW 1st Street, Suite 213, Evansville, IN 47708. The Company maintains its current office space under a 3 year lease, ending March of 2014, at the rate of $2,583.33 per month. This lease agreement is currently in default.

Our wholly-owned subsidiary, Imperial Chemical Company’s principal executive offices are located at 4533 Brittmoore Road, Houston, TX under a 5 year lease, ending August of 2016, at the rate of $10,500 per month beginning in August 2011. The Company leases certain vehicles, equipment and railcars for its biodiesel operation in Middletown, IN under lease contracts with Stark Leasing, Trinity Industries and others. There are two vehicle leases, ending from March 2013 to March of 2014, ranging from $535 to $552 per month. Leases for two pieces of lab equipment end in September and April of 2014 and are $1,824 and $524 per month. Additional centrifuge equipment used in the biodiesel operations are leased on a month-to-month basis and are $10,500 per month. The Company has three lease obligations related to railcars. The first railcar lease is with GLNX and is for the use of 20 railcars. The GLNX lease ends in January 2014 and is $9,800 per month. Six railcars are also leased from Rampart Range through March 2012 at $3,900 per month. An additional 39 railcars are leased through Trinity until February 2014 at $19,500 per month. The Company is currently in default on the Trinity railcar lease and is working to return these cars to Trinity.

The Company also leases a rail spur in Muncie, Indiana for use in its biodiesel operations. The rail spur is leased through May 2012 and costs $2,065 per month.

Total future lease payments for the years ended July 31, under all of the above operating leases are:

	2012	2013	2014	2015	2016	Thereafter	Total
Total operating lease obligations	$148,177	$281,383	$209,675	$126,524	$126,000	10,500	$902,259

11. ACCRUED EXPENSES

The Company has accrued expenses as follows:

	January 31, 2012	July 31, 2011
Revenue in suspense	592,525	$592,525
Accrued officer salary—CEO	358,547	377,678
Accrued interest on notes	416,679	221,584
Accrued Settlements	5,673	250,574
Accrued feedstock purchase liabilities	2,745,135	2,945,135
Accrued income taxes	355,000	355,000
Other	391,401	441,353

	4,864,960	5,183,849

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

The tables below present reconciliation for all assets and liabilities measured at fair value on a recurring basis as of January 31, 2012 and July 31, 2011.

	January 31, 2012
	Fair Value Measurements
	Level 1 Quoted Prices in Active Markets Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets:
Cash	$139,147	—	—	$139,148
Accounts receivable	—	$931,062	—	$931,062
Liabilities
Accounts payable, accrued and other liabilities	—	$7,934,776	—	$7,934,776
Notes payable	—	$11,702,630	—	$11,702,630

	July 31, 2011
	Fair Value Measurements
	Level 1 Quoted Prices in Active Markets Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets:
Cash	$900,883	—	—	$900,883
Accounts receivable	—	$4,894,073	—	$4,894,073
Note receivable	—	$339,429	—	$339,429
Liabilities
Accounts payable, accrued and other liabilities	—	$9,392,557	—	$9,392,557
Notes payable	—	$14,238,008	—	$14,238,008

13. Sale of Oil and Gas Properties

In February 2012, Imperial Petroleum, Inc. closed an Asset Sales Agreement (the “Agreement”) with Eleven Energy Corporation finalizing the sale of the Company’s share, effective January 31, 2012, in the ownership of the Coquille Bay Field located in Plaquemines Parish, Louisiana. Per the terms of the Agreement, the Company received consideration of $100 cash, was relieved of plugging liabilities associated with the wells, and was relieved of the requirement to provide a plugging bond with the State of Louisiana Department of Natural Resources in the amount of $1,400,000.

Included in the terms of the Agreement was the sale of 100% of the equity of Hillside Oil and Gas, an Approved Operator which had been operating the Coquille Bay facility as a contract operator for the Company. Prior to the Agreement, Hillside Oil and Gas was owned by Greg Thagard, Chairman of the Company’s Board of Directors. In consideration for the sale of Hillside Oil and Gas, Mr. Thagard received $100.

In determining the amount of consideration to accept, the Company reviewed the current operating costs of maintaining the assets and the estimated costs associated with returning the assets to an acceptable, operational status. The monthly cost of maintaining the assets totaled approximately $60,000. An independent third party estimated the costs of restoring the assets to a level necessary to continue production at approximately $750,000 to $1,000.000.

The fixed assets of the Coquille Bay Field had a net book value of $4,240,783 and had a related asset retirement obligation of $472,855. Cash proceeds from the sale were $100. During the six months ended January 31, 2012, the Company recognized a loss of $3,767,828 relating to this transaction.

As a result of the sale of the Coquille Bay Field, the Company will no longer have any business operations related to traditional oil and gas production. During the six months ended January 31, 2012, the Coquille Bay project produced $133,775 in revenue and had related production costs of $395,981 for a net loss of $262,206. During the year ended July 31, 2011, the Coquille Bay project produced $398,988 in revenue and had related production costs of $1,096,727 for a net loss of $697,739. The oil and gas operations of Coquille Bay were not reported as a discontinued operation on these financial statements because the amounts are not material to the financial statements as a whole.

14. SUBSEQUENT EVENTS

The Company has evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued. There were no subsequent events requiring recognition or disclosure in these financial statements other then as noted below.

In February 2012, Mr. Robert Willmann resigned from the Board due to time constraints. There were no disputes between Mr. Willmann and management of the Company or with its auditors.

In February 2012, Mr. Aaron Wilson was terminated from his position as President of Arrakis Oil Recovery, LLC due to cash constraints.

On March 6, 2012, e-biofuels, LLC received a Notice of Default from Trinity Industries Leasing Company related to their outstanding note and railcar lease balances. Per the default notice, the outstanding principle and interest balance on the note payment due to Trinity as of March 2012 is $590,003. Per the default notice, the unpaid railcar rental invoices due to Trinity as of March 2012 totaled $44,434.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The factors which most significantly affect the Company’s results of operations are (i) the sale prices of biodiesel, biodiesel feedstocks, crude oil and natural gas, (ii) the level of biodiesel, crude oil and natural gas sales, (iii) the level of direct and lease operating expenses, and (iv) the level of and interest rates on borrowings. The same factors listed above will apply to the sale of minerals and metals mined by the Company. As a result of the collapse of the world economies into recession, crude oil and natural gas prices decreased significantly during fiscal 2009 from 2008 and have rebounded somewhat in fiscal 2010, 2011, and 2012. Commodity prices for crude oil based on West Texas Intermediate (“WTI”) prices quoted at approximately $98/Bbl for oil and $2.47 per Mmbtu for natural gas at January 31, 2012. Since that time crude oil prices rebounded slightly with crude oil prices currently around $107/bbl and while natural gas has continued to decline with natural gas at around $2.33/Mmbtu. Diesel prices are impacted by crude oil prices and determine biodiesel prices to a large degree. Biodiesel prices have steadily climbed during calendar 2011 until the September-October 2011 timeframe when prices declined slightly from previous highs of about $5.43/gal to around $5.00 per gal and were quoted at approximately $4.74 per gallon at January 31, 2012 based on the average spot price. Currently biodiesel is quoted at $4.60/gallon. The following graph shows the relation of biodiesel and diesel fuel prices compared to crude oil prices on a $/gallon basis.

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

Because our biodiesel plant is a feedstock flexible facility, we can take advantage of variations in feedstock prices and utilize multiple feedstocks in our plant. For the quarter ended January 31, 2012, gross margins declined from last fiscal year’s average of $0.50/gallon to approximately 6% of the price of biodiesel or about $0.18/gallon due to uncertainty in the future of tax incentives and turmoil in the market resulting from enforcement issues related to RFS2. We expect our margins to remain at these levels until clarity is achieved in the marketplace and the demand for biodiesel production increases sometime in the middle of calendar year 2012.

Six months ended January 31, 2012 compared to Six months ended January 31, 2011.

Revenues for the six months ending January 31, 2012 were $49,828,772 compared to revenues of $29,117,392 for the comparable quarter ended January 31, 2011. The significant increase is the result of the expansion of operations at e-biofuels, LLC, which accounted for 99% of our total revenues for the period. Coquille Bay continued to suffer from a lack of available gas for gas lift and as a result the Company continued to conserve natural gas and limits sales. We presently expect that our biodiesel sales will account for the majority of our revenues during the current fiscal year until such time as we are operational on our tar sand business.

Total operating expenses for the six months ended January 31, 2012 were $52,755,885 compared to $28,672,681 for the same period ended a year earlier. Direct operating expenses have increased due to the costs associated with e-biofuels. Our gross margin from the production of biodiesel is approximately 6%. We experienced limited activity in Coquille Bay field for the period. General and administrative costs (“G&A”) for the six months ended January 31, 2012 were $5,795,966 compared to $2,037,685 for the six months ended January 31, 2011. Administrative costs include approximately $1,681,947 in non-cash write-offs associated with the termination of certain prepaid consulting agreements. We expect G&A costs to decline as a result of the elimination of these non-cash charges and we do not anticipate the addition of significant staff at e-biofuels and as a result we anticipate increased overall margins. Interest costs increased to $1,644,961for the six months ended January 31, 2012 compared to $803,063for the six months ended January 31, 2012 as a result of the acquisition of e-biofuels and its debt. We expect interest rates to remain at or near the current levels in fiscal 2012.

The Company incurred a net after tax loss of $8,162,687($0.210 per share) for the six months ended January 31, 2012 compared to an after tax gain of $433,552 ($0.019 per share) for the prior year six months ended January 31, 2011. The net loss for the current six months is primarily the result of the sale of the Coquille Bay Field, which resulted in a loss of $3,767,827; increased costs charged to G&A as discussed above; losses in our oil and gas operations and weakness in the market for biodiesel during January 2012.

Three months ended January 31, 2012 compared to three months ended January 31, 2011.

Revenues for the three months ending January 31, 2012 were $13,227,815 compared to revenues of $13,090,859 for the comparable quarter ended January 31, 2011. The lack of significant growth in revenues compared to the prior period is due to the uncertainty experienced in the biodiesel market related to the expiration of tax incentives and turmoil in the market resulting from enforcement issues related to RFS2. E-biofuels accounted for 99% of our total revenues for the period, as Coquille Bay continued to suffer from a lack of available gas for gas lift and as a result the Company continued to conserve natural gas and limits sales. We presently expect that our biodiesel sales will account for the majority of our revenues during the current fiscal year until such time as we are operational on our tar sand business.

Total operating expenses for the quarter ended January 31, 2012 were $15,804,224 compared to $13,461,529 for the same period ended a year earlier. Direct operating expenses have increased due to the costs associated with e-biofuels. Our gross margin from the production of biodiesel is approximately 6%. We experienced limited activity in Coquille Bay field for the period. General and administrative costs (“G&A”) for the three months ended January 31, 2012 were $2,887,867 compared to $731,839 for the three months ended January 31, 2011. Administrative costs include approximately $695,117 in non-cash write-offs associated with the termination of certain prepaid consulting agreements. We expect G&A costs to decline as a result of the elimination of these non-cash charges and we do not anticipate the addition of significant staff at e-biofuels and as a result we anticipate increased overall margins. Interest costs increased to $888,275for the three months ended January 31, 2012 compared to $471,483for the three months ended January 31, 2012 as a result of the acquisition of e-biofuels and its debt.

The Company incurred a net after tax loss of $7,064,656($0.175 per share) for the three months ended January 31, 2012 compared to an after tax loss of $255,821 ($0.011 per share) for the prior year three months ended January 31, 2011. The net loss for the current three months is primarily the result of the sale of the Coquille Bay Field, which resulted in a loss of $3,767,827; increased costs charged to G&A as discussed above; losses in our oil and gas operations and weakness in the market for biodiesel during January 2012.

FINANCIAL CONDITION

Capital Resources and Liquidity

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company assumed senior debt under the following facilities: (1.) First Merchants Bank, N.A. Term Loans; (2.) Cienna Capital/Small Business Administration (“SBA”) Mortgage Note; (3.) SBA facilitated equipment loan and (4.) certain Capital Leases for vehicles. See Note 5 for further information pertaining to the debt.

The Company has also has obtained certain unsecured loans from various individuals and from its former Chairman and President, Jeffrey T. Wilson, in the approximate amounts of $1,466,378 and $538,786 as of January 31, 2012. With the exception of a loan from JAK Financial, which bears interest at an annual rate of 96.5%, these loans bear market rates of interest and flexible terms and are generally unsecured. With the exception of the loan from JAK Financial, which was used to fund the Severance, Confidentiality and Nondisclosure Agreement described in Note 4, these funds have been used to maintain the Company’s biodiesel, oil and gas and mining activities and fund its overhead requirements. As of January 31, 2012, the Company has accrued salaries due its former Chairman and President of $358,547. Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At January 31, 2012, the Company had current assets of $2,803,573, including $139,147 in cash and cash equivalents, $109,385 in trade and oil and gas accounts receivable, $504,328 in prepaid expenses, $1,178,750 related to a non-compete agreement, $821,677 in advanced biofuels funds due from the USDA and the IRS and $40,086 in inventories. The Company had current liabilities of $17,675,474, which resulted in negative working capital of $14,871,901. The negative working capital position is comprised of senior debt of $7,502,780; trade accounts payable of $2,667,812; of accrued expenses payable of $4,864,960consisting primarily of accrued liabilities for feedstock purchases of $2,745,135, accrued salaries payable to the Company’s President of $358,547, accrued income taxes of $355,000, and oil and gas suspense accounts; notes payable to the related parties of $538,786; and short-term unsecured third party notes payable of $1,699,132.

Seasonality

The results of operations of the Company are seasonal due to seasonal fluctuations in the market prices for biodiesel, crude oil and natural gas. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results, which may be realized on an annual basis. Because of regional issues with cold weather, biodiesel sales are generally lower in colder climates during the winter months. The Company estimates that seasonal issues related to weather impacts result in a loss of sales of about 8-10%.

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

Commodity Risk

Our major commodity price risk exposure is to the prices received for our biodiesel and prices paid for biodiesel feedstock. Realized prices for our production are the spot prices applicable to biodiesel. Purchase prices for biodiesel feedstocks are generally based on spot prices and are under short term contracts, usually month to month. Prices received for biodiesel are volatile and unpredictable and are beyond our control.

The breakeven price for biodiesel assuming that feedstock costs remain constant and do not decrease with decreasing biodiesel prices is approximately $4.13 per gallon. Currently biodiesel prices are approximately $4.60 per gallon. However, it should be noted that as shown earlier, changes in waste grease prices generally mirror biodiesel prices due to the fact that the highest value that can be obtained by marketers of waste greases is currently in sales to biodiesel producers. Consequently, it is likely that as long as abundant supplies of waste greases remain available for biodiesel production, very little impact would actually occur due to price adjustments in biodiesel until such prices reach the marginal price under which such waste greases can be sold as animal feed additives.

Government incentives significantly affect the price of biodiesel in the market, as discussed above. The Blender’s Credit ($1.00/gallon tax credit received by parties that blend B100 with petroleum diesel) expired at the end of calendar 2011. While the Company generally does not receive this credit, indirectly, the subsidy has an impact on overall biodiesel prices and their relation to petroleum diesel prices. Previously in early 2010, when the Blender’s Tax Credit was allowed to expire, as a result of the mandated requirements imposed by RFS2, RIN values increased over a period of a few months and offset the impact to biodiesel prices by the loss of the credit. RIN values are again increasing as a result of the expired 2011 Blender’s Tax Credit. In December 2011, RIN values were approximately $1.24 per RIN. Current RIN prices are approximately $1.46 per RIN. As a result, we would estimate that the short term impact to a loss of the Blender’s Tax Credit would be reduction in revenues over a three month period.

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

Controls and Procedures.

In connection with the preparation of this quarterly report on Form 10-K/A, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation , our Chief Financial Officer concluded that as of January 31, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012. In making this assessment, management used the criteria set forth in the Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management had identified two material weaknesses in internal control over financial reporting existing as of July 31, 2011 which included (i.) a segregation of duties issue related to a lack of accounting personnel and (ii.) the inability of the Company’s prior accounting system to adequately track real-time purchases of feedstock and sales of biodiesel on a contract-by-contract basis. In connection with the remediation of these issues, the Company took the following steps: (i.) we added additional accounting personnel, including a Chief Financial Officer, a Controller and a logistics individual at e-biofuels, and (ii.) we implemented a new accounting system at e-biofuels to allow our accounting staff to more effectively track sales and inventory and to improve the overall accuracy of our reporting and we consolidated our overall accounting functions under the control of our accounting staff at e-biofuels and under the direction of our new CFO. Our evaluation of the significance of each deficiency and their remediation included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of January 31, 2012, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are now effective.

Changes in Internal Controls

No changes were made during the quarter ended January 31, 2012.

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

Congress did not enact any legislation to extend this tax credit beyond December 31, 2009 and it expired at that time. In December 2009, the United States House of Representatives passed a bill extending this credit to December 31, 2010. On March 10, 2010, the United States Senate passed a similar bill as part of the American Workers, State and Business Relief Act, H.R. 4213. In addition to extending the credit to December 31, 2011, both bills retroactively apply the credit to the beginning of 2010. If the tax credit is not renewed, our biodiesel sales prices could potentially decrease by $1.00 per gallon. If biodiesel feedstock costs do not decrease significantly relative to biodiesel prices, we will realize a negative gross margin on biodiesel. As a result, we would cease producing biodiesel, which could have an adverse effect on our financial condition.

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

These conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions and other sources of credit and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. We cannot predict how long the current economic and capital and credit market conditions will continue, whether they will deteriorate and which aspects of our products or business could be adversely affected. However, if current levels of economic and capital and credit market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse impact, which may be material, on our business, the cost of and access to capital and credit markets, and our results of operations. In addition, we monitor the financial condition of our customers on a regular basis based on public information or data provided directly to us. If the financial condition of one of our major customers was negatively impacted by market conditions or liquidity, we could be adversely impacted in terms of accounts receivable and/or inventory specifically attributable to them.

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

We are reliant on certain strategic raw materials (such as soybean oil, waste greases and fats and methanol) for our operations. We have implemented certain risk management tools, such as hedging, as appropriate, to mitigate short-term market fluctuations in raw material supply and costs. There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which we operate or do business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

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

Alternative fuels businesses benefit from tax credits and government subsidies and is highly regulated. If any of the state or federal laws and regulations relating to the tax credits, government subsidies, RFS2, RINS change, the ability to recover capital expenditures from our alternative fuels business could be harmed. Our biofuels platform is subject to federal, state, and local laws and regulations governing the application and use of alternative energy products, including those related specifically to biodiesel. For instance, biodiesel products benefit from being the only alternative fuel certified by the U.S. Environmental Protection Agency that fulfills the requirements of Section 211(B) of the Clean Air Act. If agency determinations, laws, and regulations relating to the application and use of alternative energy are changed, the marketability and sales of biodiesel production could be materially adversely affected.

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

We depend heavily on the services of Tim Jones our interim Chief Executive Officer, chief financial officer, and President of e-biofuels, LLC. We have employment agreements with Mr. Jones. We do not presently have a “key person” life insurance policy on the lives of any of these individuals to offset our losses in the event of their death.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

10.	Purchase and Sale Agreement, dated January 31, 2012 incorporated herein by reference to Form 8-K filed February 16, 2012.

31.1	Section 302 Certification of CFO

32.	Section 906 Certification by CFO

101	The following materials from Imperial Petroleum, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Imperial Petroleum, Inc.

By:	/s/ Tim Jones
Tim Jones, Chief Financial Officer

Dated: March 21, 2012