Form 10-Q
period 2012-04-30
IMPERIAL PETROLEUM INC
filed 2012-06-14
CIK 355356

SECURITIES EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2012

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

On June 11, 2012, there were 61,338,501 shares of the Registrant’s common stock issued and outstanding.

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

Explanatory Note (1.):

On April 4, 2012, the Company’s wholly-owned subsidiary, e-Biofuels, LLC filed a voluntary petition for protection from creditors under Chapter 7 of Title 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana under Case Number 12-03816-FJO-7A. The Court appointed Richard E. Boston, 27 North 5th St., Richmond, IN 47374 as U.S Trustee on that date. The e-Biofuels subsidiary represented approximately 99.6% of the Company’s revenues. In the filing, e-Biofuels listed total assets of $11,354,800.51 and total liabilities of $17,321,036.88. (See Form 8-K dated April 4, 2012 incorporated herein by reference). The operations of e-Biofuels are presented as Discontinued Operations in the Company’s financials.

Explanatory Note (2.):

On May 25, 2012, the Company received a subpoena for the period of January 1, 2010 to the present, as part of a fact-finding inquiry from the Division of Enforcement of the Securities and Exchange Commission (“SEC”). The subpoena requires us to produce numerous documents related to the Company and our wholly-owned subsidiary, E-Biofuels, LLC. The subpoena demands the production of documents related to the operations, accounting, business practices, purchase and sales of biodiesel, tax credits and incentives from any state, federal or agency, the production process of the biodiesel, including, the purchase of any products related to the manufacturing of biodiesel, financing, stock issuances, executives and employees. The purpose of the subpoena is to determine whether any federal laws have been violated.

In addition, on May 24, 2012, the Company and E-Biofuels, LLC, received subpoenas in connection with a Grand Jury investigation into the activities of the Company and E-Biofuels, LLC, for the period of January 1, 2006 to the present. In conjunction with the Grand Jury investigation, on May 24, 2012, the United States District Court of the Southern District of Indiana authorized search warrants to obtain records, documents and evidence related to the ongoing investigation. The search warrants were executed on May 24, 2012.

The Company intends to fully cooperate with the investigations. Currently, the Company cannot estimate the ultimate financial impact, if any, resulting from the investigations. In the event that violations of state or federal are determined, such determination could have a material negative impact on the operations of the Company. In addition, if it is determined that the Company’s subsidiary, E-biofuels, LLC, received improper tax credits for the sale of biodiesel, then the results could have a material impact on the Company. (See Form 8-K dated May 25, 2012 incorporated herein by reference).

Investors are cautioned that the events described above are material to the operations of the Company and that the Company cannot, with any degree of certainty, estimate or predict the impact that these events may have on the future of the Company, its operations or its share price.

IMPERIAL PETROLEUM, INC.

Index to Form 10-Q for the Quarterly Period

Ended April 30, 2012

		Page

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.	5

Condensed Consolidated Balance Sheets as of July 31, 2011 and April 30, 2012		6

Condensed Consolidated Statements of Operations for the three months and nine months ended April 30, 2012 and 2011		8

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2012 and 2011		9

Notes to Condensed Consolidated Financial Statements		10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

The information called for by Item  1. Legal Proceedings,

Item 1A. Risk Factors,

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds,

Item 3. Defaults Upon Senior Securities,

Item 4. Submission of Matters to a Vote of Security Holders and

Item 5. Other Information are not applicable

		29-32

Item 6.	Exhibits	32

SIGNATURES		33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

We have prepared the condensed consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In our opinion, the accompanying statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of our company as of April 30, 2012, and its results of operations for the three and nine month periods ended April 30, 2012 and 2011 and its cash flows for the nine month period ended April 30, 2012 and 2011. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K.

Explanatory Note (1.):

On April 4, 2012, the Company’s wholly-owned subsidiary, e-Biofuels, LLC filed a voluntary petition for protection from creditors under Chapter 7 of Title 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana under Case Number 12-03816-FJO-7A. The Court appointed Richard E. Boston, 27 North 5th St., Richmond, IN 47374 as U.S Trustee on that date. The e-Biofuels subsidiary represented approximately 99.6% of the Company’s revenues. In the filing, e-Biofuels listed total assets of $11,354,800.51 and total liabilities of $17,321,036.88. (See Form 8-K dated April 4, 2012 incorporated herein by reference). The operations of e-Biofuels are presented as Discontinued Operations in the Company’s financials.

Explanatory Note (2.):

On May 25, 2012, the Company received a subpoena for the period of January 1, 2010 to the present, as part of a fact-finding inquiry from the Division of Enforcement of the Securities and Exchange Commission (“SEC”). The subpoena requires us to produce numerous documents related to the Company and our wholly-owned subsidiary, E-Biofuels, LLC. The subpoena demands the production of documents related to the operations, accounting, business practices, purchase and sales of biodiesel, tax credits and incentives from any state, federal or agency, the production process of the biodiesel, including, the purchase of any products related to the manufacturing of biodiesel, financing, stock issuances, executives and employees. The purpose of the subpoena is to determine whether any federal laws have been violated.

In addition, on May 24, 2012, the Company and E-Biofuels, LLC, received subpoenas in connection with a Grand Jury investigation into the activities of the Company and E-Biofuels, LLC, for the period of January 1, 2006 to the present. In conjunction with the Grand Jury investigation, on May 24, 2012, the United States District Court of the Southern District of Indiana authorized search warrants to obtain records, documents and evidence related to the ongoing investigation. The search warrants were executed on May 24, 2012.

The Company intends to fully cooperate with the investigations. Currently, the Company cannot estimate the ultimate financial impact, if any, resulting from the investigations. In the event that violations of state or federal are determined, such determination could have a material negative impact on the operations of the Company. In addition, if it is determined that the Company’s subsidiary, E-biofuels, LLC, received improper tax credits for the sale of biodiesel, then the results could have a material impact on the Company. (See Form 8-K dated May 25, 2012 incorporated herein by reference).

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	April 30, 2012	July 31, 2011
ASSETS
Current Assets:
Cash	$20,190	$900,883
Accounts Receivable	4,157	1,549,154
Accounts Receivable (Government Incentives)	0	3,344,919
Inventory	0	1,293,171
Non-compete Agreement, net of accumulated amortization of $235,750	825,125	—
Prepaid expenses (current portion)	28,106	910,407
Loan Receivable (related party)	0	6,440
Other Current Assets	10,316	157,166

Total current assets	887,894	8,162,140
Property, plant and equipment:
Mining claims, options, and development costs	0	74,500
Fixed Assets	700,990	11,969,451
Land	242,000	515,900
Oil and gas properties (full cost method)	0	4,690,765

	942,990	17,250,616
Less: accumulated depreciation, depletion and amortization	(0)	(3,092,503)

Net property, plant and equipment	942,990	14,158,113
Other assets:
License agreements, net of accumulated amortization.	246,876	442,756
Loan Receivable (related party)	0	332,989
Deposits	10,850	—
Prepaid expenses	0	1,438,722

Total Other Assets	257,726	2,214,467

Total assets	$2,088,610	$24,534,720

	April 30, 2012	July 31, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$981,225	$1,307,654
Accrued expenses	1,913,181	5,183,849
Customer Deposit Liability	120,820	2,901,054
Notes payable – current portion	8,318,334	11,162,479
Notes payable – related parties	587,061	540,286

Total current liabilities	11,920,621	21,095,322
Long-term liabilities:
Mortgage Note	0	1,525,641
Notes Payable, Other	0	1,009,602
Asset retirement obligation	0	472,855

Total long-term liabilities	0	3,008,098
STOCKHOLDERS’ EQUITY:
Common stock of $.006 par value; authorized 150,000,000 shares; 42,068,923 and 34,905,136 issued and outstanding at April 30, 2012 and July 31,2011, respectively	252,415	209,431
Common stock, owed but not issued – 19,217,340 and 100,000 shares at April 30, 2012 and July 31, 2011, respectively	115,304	600
Paid-in capital	20,638,860	21,977,786
Retained deficit	(28,838,590)	(21,756,517)
Treasury Stock, 2,000,000 shares at April 30, 2012	(2,000,000)	—

Total stockholders’ equity	(9,832,011)	431,300

Total liabilities and stockholders’ equity	2,088,610	24,534,720

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Nine Months Ending
	04/30/12	04/30/11	04/30/12	04/30/11
Revenue
Oil and gas revenue	$1,515	64,684	135,290	168,863
Other revenue	500	0	14,250	0

Total operating income	$2,015	64,684	149,540	168,863

Costs and Expenses:
Oil and Gas expenses	$0	310,191	424,314	664,234
General and administrative	609,313	567,194	4,102,162	989,718
Impairment	267,255	0	267,255	0
Depreciation, depletion and amort.	3,124	7,622	8,720	28,027

Total costs and expenses	$879,692	885,007	4,802,451	1,681,979

Net (loss) from continuing operations	$(877,677)	(820,323)	(4,652,911)	(1,513,116)

Other income and (expense)
Interest expense	(2,268,300)	(119,068)	(2,470,641)	(356,320)
Gain on sale of assets	0	0	(3,767,827)	0
Gain on Bankruptcy	5,369,281	0	5,369,281	0
Other Income/expense	0	0	306,837	500,000

Other
Total other income/(expense)	3,100,981	(119,068)	(562,350)	143,680

Net gain/ loss before income taxes	$2,223,304	(939,391)	(5,215,261)	(1,369,436)
Provision for income taxes

Current	0	0	0	0
Deferred	0	0	0	0

Total benefit from income taxes	0	0	0	0

Net income/loss from continuing operations	$2,223,304	(939,391)	(5,215,261)	(1,369,436)

Net income/loss from discontinued operations	$(1,142,692)	3,307,559	(1,866,812)	4,171,156

Net Income (loss)	1,080,612	2,368,168	(7,082,073)	2,801,720

Net Income(loss) per share from continuing operations	$0.054	(0.035)	(0.132)	(0.056)

Net Income(loss) per share from discontinued operations	$(0.028)	0.125	(0.047)	0.172

Weighted Average Shares – basic and diluted	40,937,616	26,365,777	39,466,518	24,222,486

See Notes to Condensed Consolidated Financial Statements

IMPERIAL PETROLEUM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ending
	4/30/12	4/30/11
Operating activities:
Net income/(loss)	$(7,082,073)	2,801,720
Net income/(loss) discontinued operations	1,866,812	(4,171,156)
Adjustments to reconcile net income (loss) to net cash (used) in operating activities
Depreciation, depletion and amortization	8,720	28,027
Loss on sale of fixed assets	3,767,827	0
Gain on bankruptcy of subsidiary	(5,369,281)	0
Gain on valuation of derivative liability	(306,932)	0
Gain on sale of licensing rights	0	(500,000)
Stock and options issued for compensation	0	363,328
Stock and warrants issued for services	60,900	196,572
Stock and warrants issued for finance changes	2,722,753	0
Amortization of stock and options issued for services	2,470,035	131,980
Impairment expense	267,255	0
Changes in operating assets and liabilities:
Change in accounts receivable	451,115	(33,520)
Change in prepaid expenses	1,097,432	0
Change in other assets	(10,666)	30,287
Change in accounts payable	(111,258)	494,768
Change in accrued expense	(28,381)	748,488
Changes in customer deposits	0	(162,031)

Net cash provided by (used in) operating activities-continued	(195,741)	(71,537)
Net cash provided by (used in) operating activities-discontinued	2,210,112	2,069,767

Cash provided (used by) operating activities	2,014,371	1,998,230

Cash flow from Investing activities:
Purchases and improvements to fixed assets	(352,752)	0
Proceeds from sale of fixed assets	100	275,000

Net cash provided by (used in) investing activities-continuing	(352,652)	275,000
Net cash provided by (used in) investing activities-discontinued	240,438	(413,027)

Cash provided by (used in) investing activities	(112,214)	(138,027)

Financing activities:
Purchase of treasury stock	(2,000,000)	0
Sale of common stock, net of expenses	2,921,576	0
Proceeds (payments) on notes payable-net	(274,881)	(161,204)

Net cash provided by (used in) financing activities-continuing	646,695	(161,204)
Net cash provided by (used in) financing activities-discontinued	(3,429,545)	(660,240)

Net cash provided by (used in) financing activities	(2,782,850)	(821,444)

Net (decrease) increase in cash	(880,693)	1,038,759
Cash and cash equivalents, beginning of period	900,883	28,525

Cash and cash equivalents, end of period	$20,190	1,067,284

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,446,640	558,441

Income taxes	$0	0

Non-cash financing activities:
Stock and warrants issued for prepaid expenses	$1,066,817	0
Stock and options issued for compensation	$0	363,328

Stock and warrants issued for services	$60,900	196,572

Stock and warrants issued for financing charges	$2,722,753	0

Options issued for notes and accounts payable	$0	60,000

Equipment acquired with notes payable	$0	479,424

Equipment acquired with stock	$0	1,244,168

Note payable issued for pre-paid non-compete agreement	$1,200,000	0

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

Explanatory Note (1.):

On April 4, 2012, the Company’s wholly-owned subsidiary, e-Biofuels, LLC filed a voluntary petition for protection from creditors under Chapter 7 of Title 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana under Case Number 12-03816-FJO-7A. The Court appointed Richard E. Boston, 27 North 5th St., Richmond, IN 47374 as U.S Trustee on that date. The e-Biofuels subsidiary represented approximately 99.6% of the Company’s revenues. In the filing, e-Biofuels listed total assets of $11,354,800.51 and total liabilities of $17,321,036.88. (See Form 8-K dated April 4, 2012 incorporated herein by reference). The operations of e-Biofuels are presented as Discontinued Operations in the Company’s financials.

Explanatory Note (2.):

On May 25, 2012, the Company received a subpoena for the period of January 1, 2010 to the present, as part of a fact-finding inquiry from the Division of Enforcement of the Securities and Exchange Commission (“SEC”). The subpoena requires us to produce numerous documents related to the Company and our wholly-owned subsidiary, E-Biofuels, LLC. The subpoena demands the production of documents related to the operations, accounting, business practices, purchase and sales of biodiesel, tax credits and incentives from any state, federal or agency, the production process of the biodiesel, including, the purchase of any products related to the manufacturing of biodiesel, financing, stock issuances, executives and employees. The purpose of the subpoena is to determine whether any federal laws have been violated.

In addition, on May 24, 2012, the Company and E-Biofuels, LLC, received subpoenas in connection with a Grand Jury investigation into the activities of the Company and E-Biofuels, LLC, for the period of January 1, 2006 to the present. In conjunction with the Grand Jury investigation, on May 24, 2012, the United States District Court of the Southern District of Indiana authorized search warrants to obtain records, documents and evidence related to the ongoing investigation. The search warrants were executed on May 24, 2012.

The Company intends to fully cooperate with the investigations. Currently, the Company cannot estimate the ultimate financial impact, if any, resulting from the investigations. In the event that violations of state or federal are determined, such determination could have a material negative impact on the operations of the Company. In addition, if it is determined that the Company’s subsidiary, E-biofuels, LLC, received improper tax credits for the sale of biodiesel, then the results could have a material impact on the Company. (See Form 8-K dated May 25, 2012 incorporated herein by reference).

Organization

Imperial Petroleum, Inc. (the “Company”), a publicly held corporation, was organized under the laws of the state of Nevada.

The Company’s principal business consists of oil and gas exploration and production in the United States. The Company is developing a newly formed wholly-owned subsidiary, Arrakis Oil Recovery, LLC for the recovery of heavy oil from mineable oil sands in the U.S. and has completed a Joint Venture arrangement with Peak Oil Sands, LLC to begin a project in Kentucky. The Company owns a royalty interest in the use of the oil sands technology in Canada and certain other foreign countries. From May 24, 2010 through April 4, 2012, the Company operated a biodiesel facility located in Middletown, Indiana under its wholly-owned subsidiary, e-Biofuels, LLC. E-Biofuels filed for protection from creditors under Chapter 7 of the U.S. Bankruptcy Code on April 4, 2012 and as a result has discontinued its operations.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ridgepointe Mining Company, Phoenix Metals, Inc., dba the Imperial Chemical Company, Hoosier Biodiesel Company (formerly Global-Imperial Joint Venture, Inc.) and Arrakis Oil Recovery, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation. The historical operations of e-Biofuels, LLC are reflected as discontinued operations.

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

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting, less the allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There is no collateral held for accounts receivable. The allowance for doubtful accounts was $0 and $0 as of April 30, 2012 and July 31, 2011, respectively after elimination of e-Biofuels operations. Bad debt expense for the nine months ended April 30, 2012 was $0. Bad debt expense for the year ended July 31, 2012, 2011, and 2010 was $0, $0 and $0, respectively, after the elimination of e-Biofuels operations. (For the discontinued biofuels operations, the allowance for doubtful accounts was $44,430 as of July 31, 2011. Bad debt expense for the year ended July 31, 2011, 2010, and 2009 was $44,430, $25,001 and $0, respectively.)

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

The Company’s cash is deposited in one financial institution. Cash and certificates of deposit at banks are insured by the FDIC up to $250,000. At times, the balances in these accounts may be in excess of federally insured limits. As of April 30, 2012, the Company had no deposits in excess of federally insured limits.

The Company currently operates in the oil and natural gas industry. The concentration of credit risk in a single industry affects the Company’s overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. During the quarter ended April 30, 2012, the Company had sales of oil and gas from non-operated properties only. The Company’s major purchasers of its discontinued biodiesel operations were 39% to Element Renewable Energy; 33% to Fusion Renewable and 19% to Ultra Green Energy Services. As of April 30, 2012, the Company’s accounts receivable for oil and gas operations were $4,157. During the year ended July 31, 2011, the Company’s major purchasers of its biodiesel from its discontinued biodiesel operations were 36.3% to Fusion, 24.5% to Element, and 17.1% to Pilot.

Revenue Recognition

The Company derives revenue from sales of oil and natural gas and previously from biodiesel products. The Company recognizes revenue when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement, and collectability is reasonably assured. The Company also derives revenues from government incentive programs relating to biodiesel production. These revenues are recognized when the amount of the incentive is reasonably determinable and collection is reasonably assured.

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

See Note 13 for additional information on Oil and Gas Properties.

Other Property and Equipment

Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of assets. Expenditures that significantly increase values or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation and depletion are eliminated from the respective accounts and the resulting gain or loss is included in current earnings. The property and equipment owned by the Company as of April 30, 2012 has not been depreciated because it has not been placed in service yet.

Mining exploration costs are expensed as incurred. Development costs are capitalized. Depletion of capitalized mining costs will be calculated on the units of production method based upon current production and reserve estimates when placed in service. During the nine months ended April 30, 2012, management determined that $74,500 of mining claims, options, and development costs had experienced a significant decline in valuation. The full amount of $74,500 was impaired and taken as impairment expense during the quarter ended April 30, 2012.

Inventories

Inventories are stated at the lower of cost or market. The inventory associated with the discontinued biodiesel business as of April 30, 2012 and July 31, 2011 was $0 and $1,293,171, respectively. All inventory pertains to our discontinued operations at e-biofuels. The balance of the inventory as of July 31, 2011 was made up of $641,331 in raw materials and $651,840 in finished goods. There is no allowance for obsolete inventory as of April 30, 2012 or July 31, 2011.

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

Change of Control

In November 2011, the Company accepted the resignation of Jeffrey T. Wilson and Aaron M. Wilson from its Board of Directors. Mr. Jeffrey Wilson was the Chairman and President of the Company and resigned due to health issues. The original intent of the Company was to retain Mr. Wilson’s services as a technical consultant; however, the Company and Mr. Wilson were unable to reach a consulting agreement and Mr. Wilson was terminated as a consultant effective December 15, 2012.

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

On April 4, 2012, Mr. Tim Jones resigned as Managing Member of e-Biofuels and as President and a member of the Board of Imperial and all of its subsidiaries.

On April 5, 2012, Mr. Jeffrey T. Wilson was appointed as President of Imperial and all of its subsidiaries and as Chief Financial Officer of the Company and as a member of the Board of Directors.

On May 8, 2012, Mr. Sam Wernli was appointed to the Board of Directors of the Company and as the Executive Vice President of Imperial Chemical Company, a wholly-owned subsidiary of the Company.

Recent Accounting Pronouncements

The FASB issued ASC subtopic 855-10 (formerly SFAS 165 “ Subsequent Events ”), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements. The Company has adopted this standard. The standard increased our disclosure by requiring disclosure reviewing subsequent events. ASC 855-10 is included in the “Subsequent Events” accounting guidance.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB

(the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification ™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. We are evaluating the provisions of ASU 2011-04 and do not believe it will have a material impact on the Company’s consolidated financial statements.

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

(2.) GOING CONCERN

Financial Condition

The Company’s financial statements for the three months and nine months ended April 30, 2012 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company had a net loss for the nine months ended April 30, 2012 of $7,082,073 compared to net income for the nine months ended April 30, 2011 of $2,801,720. As of April 30, 2012, the Company has $20,190 of cash on hand and a working capital deficit of $11,032,727. On April 4, 2012, the Company’s wholly-owned subsidiary, e-Biofuels, LLC filed a voluntary petition for protection from creditors under Chapter 7 of Title 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana The Company’s e-Biofuels subsidiary had $7,365,167 of debt mature on January 31, 2012 as discussed in Note 5 for which the Company is a guarantor. The Company’s working capital deficiency in conjunction with the Company’s history of operating losses raises doubt regarding the Company’s ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to establish operating cash flows through its joint venture with Peak Oil Sands LLC (ii) the ability to obtain the capital for working capital (iii.) the ability of the Company to settle litigation with the bank as a result of the bankruptcy filing of e-Biofuels and (iv.) the outcome of certain investigations being conducted into the activities of e-Biofuels. Management believes that its oil sand joint venture will begin operations during the first quarter of fiscal 2013 and will provide sufficient cash flow when operational to support the Company’s immediate needs. Until the sale of the assets of e-Biofuels, LLC, it is impossible to know the extent of the possible liabilities associated with the claims of First Merchants Bank against the Company and to ascertain the ability of the Company to defend such claims. The Company does not know the time-frame for completion of the current investigations into the activities of e-Biofuels or any impacts those investigations may have upon the Company.

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

Soon after termination of the consulting agreement, the consultant began to demand payment of promised salaries and unpaid commissions. As the consultant had significant relationships with multiple customers and vendors of the Company and as a major supplier of the Company on the biodiesel side began to demand that the consultant be paid what was owed, the Company agreed to a 1-year Severance, Confidentiality and Nondisclosure Agreement with the former consultant. In order to get the 1-year agreement in place, the major supplier agreed to loan the money required to finalize the Agreement to the Company (see next paragraph). On December 2, 2011, the Company finalized the Severance, Confidentiality and Nondisclosure agreement with the former consultant for $1,237,500 in cash and 300,000 shares of common stock. The shares of common stock were valued at $0.59, the market price on the day the agreement was made for total value of $177,000. The total amount associated with the agreement, $1,414,500, was set up as a Non-compete Agreement asset and is currently being amortized over the 12 month term of the agreement. As of April 30, 2012, $589,375of the costs associated with the Agreement have been expensed and $825,125 remain as a current asset.

In December 2011, the Company entered into a $1,200,000 unsecured promissory note with JAK Financial LLC to fund the payment of a Severance, Confidentiality and Nondisclosure Agreement with a former consultant. The original amount of the note was $1,200,000 and the effective interest rate on the note was 96.5%. The note was to be paid with 60 daily payments of $23,000 beginning on December 20, 2011 and continuing for the next 60 business days. The Company made 16 such payments before it was no longer able to do so. The balance due as of April 30, 2012 was $933,167 with accrued interest of $94,534. The Company is currently in default on this note.

5. NOTES PAYABLE

The Company in the course of funding its oil and gas and other activities, from time to time, enters into private notes primarily from its major shareholders.

	April 30, 2012	July 31, 2011
John Ryer, secured promissory note, dated December 8, 2010, due July 25, 2011, interest at 10%	$0	$20,000
William Stratton, secured by 10% of proceeds at Coquille Bay, dated June 6, 2011 due July 31, 2012, interest at 8%	0	50,000
JAK Financial LLC, unsecured promissory note, dated December 7, 2011 due in 60 equal daily installments of $23,000, currently in default.	933,167	0
Various short-term working capital loans	20,000	0
Guarantee of Term Notes Payable to a Bank, debt due 1/31/12 (currently in default), monthly interest due monthly at 8,9 and 12%. Collateralized by the assets of e-biofuels and subject to recovery under the e-Biofuels Chapter 7 bankruptcy filing.	7,365,167	9,923,335

Total	8,318,334	9,993,335

Less: current portion	8,318,334	9,993,335

Long-term notes payable	0	0

Current maturities of notes payable are as follows:

7/31/12	8,318,334
7/31/13	0
7/31/14	0
7/31/15	0
7/31/16	0
Thereafter	0

Total	$8,318,334

Notes Payable – Related Party

	April 30, 2012	July 31, 2011
Officer—9.0% demand note	587,061	540,286
Employee—8% demand note	0	0

Total	587,061	540,286

Less Current	587,061	540,286

Long Term	0	0

DEBT

As of April 30, 2012, the Company currently has no debt facilities in place other than as noted in the tables above.

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company guaranteed senior debt under the First Merchants Bank, N.A. Term Loans. The following is a description of the terms and conditions of each facility as of January 31, 2012:

First Merchants Bank, N.A. Term Loans: The Company, through its e-Biofuels subsidiary, had three term loans with First Merchants Bank: Term Loan A has a balance due of $1,535,283 and an interest rate of 8%; Term Loan B has a balance due of $2,764,842 with an interest rate of 9%; and Term Loan C has a balance due of $3,065,042 with an interest rate of 12%. The Term loans expired on January 31, 2012, are currently in default, and are secured by all of the assets of e-biofuels; the personal guarantees of Craig Ducey, Chad Ducey, Brian Carmichael and Bruce Carmichael and by a corporate guarantee of the Company. As a result of the bankruptcy filing of e-Biofuels, the bank has filed suit against the Company and the other guarantors in connection with defaults on the notes. (See Litigation). Due to the guarantee, the Company has moved the debt from its bankrupt subsidiary’s books to the books of the parent company. A resulting reduction in the paid in capital account was taken in the amount of the payable balance.

JAK Financial: In December 2011, the Company entered into an unsecured promissory note with JAK Financial LLC to fund the payment of a Severance, Confidentiality and Nondisclosure Agreement with a former consultant (See Note 4 for further details). The original amount of the note was $1,200,000 and the effective interest rate on the note was 96.5%. The note was to be paid with 60 daily payments of $23,000 beginning on December 20, 2011 and continuing for the next 60 business days. The Company made 16 such payments before it was no longer able to do so. The balance due as of April 30, 2012 was $933,167 with accrued interest of $94,534. The Company is currently in default on this note.

Other Debt: The Company has private notes and debt with its President that totals $587,061 as of April 30, 2012. Generally this debt is unsecured and bear market interest rates and flexible terms. The Company also has one short-term working capital loan in the amount of $20,000 as of April 30, 2012.

Interest expense and financing charges relating to the above notes was $2,470,641 and $356,320 for the nine months ended April 30, 2012 and 2011, respectively. See Note 9 for additional information on financing charges included in interest expense.

6. RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its chief executive officer, Jeffrey T. Wilson and a Company owned and controlled by Mr. Wilson, H.N. Corporation. The amount outstanding as of April 30, 2012 owed to HN Corporation was $90,000 and such amounts are included in the totals due Mr. Wilson. The Company had accrued salaries payable to Mr. Wilson of $371,537 as of April 30, 2012 and July 31, 2011.

The Company owes its Chief Executive Officer, Jeffrey T. Wilson, as a result of loans to the Company, a total of $587,061 in principal as of April 30, 2012 (including $90,000 owed to HN Corporation as discussed above). Interest rates on the loans are fixed at 9%. Accrued interest as of April 30, 2012 relating to these loans is $131,287.

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

Mr. Craig Ducey, former president of e-biofuels, is part owner along with Mr. Chad Ducey of Werks Management, a company that provided management services to e-biofuels. Prior to February 2012, Werks Management received a contracted amount per month in consulting fees for such services. The contracted amount was $70,000 per month through October of 2010, $60,000 per month from November of 2010 to April of 2011, and $62,833 per month from May of 2011 to January of 2012. Mr. Craig Ducey and Mr. Chad Ducey provided management services for e-biofuels through January 31, 2012. The Company recorded expenses to Werks Management in the total of $758,500 for the year ended July 31, 2011 and $377,000 for the nine months ended April 20, 2012. The Company owed Werks Management $0 and $90,238 as of April 30, 2012 and July 31, 2011, respectively. In February 2012, the Company terminated the Werks Management Agreement.

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

In June 2011 the company issued 100,000 warrants to purchase 100,000 shares of common stock to a director for his services. The warrants had a term of two years and a strike price of $0.50 per share. The warrants were valued at $115,865 using the Black Scholes valuation method using the following factors; risk free interest rate of ..85%, strike prices of $0.50, market price of $1.35, volatility of 163% , and no yield. The value of the warrants was expensed as compensation expense in the year ended July 31, 2011.

In October 2011, the Company agreed to purchase out of cash flow over 3 weeks, 2,000,000 shares of Imperial common stock from Craig and Chad Ducey for a total purchase price of $2,000,000. The stock purchase was necessitated by tax liabilities incurred by the Ducey’s in the conversion of their notes receivable from the Company to restricted common stock in June 2011 and due to the fact that the Ducey’s personally guarantee the Company’s senior debt and were unable to obtain credit elsewhere to pay their tax liabilities. As part of the share purchase, the Company retired the note receivable from Mr. Chad Ducey in exchange for common stock. As of April 30, 2012, the 2,000,000 shares are being held as treasury stock.

In January 2012, the Company entered into an agreement to assign capital leases to a company controlled by Craig Ducey. Fixed assets with a net book value of $337,453 were assigned along with capital lease payable in the amount of $228,358. The Company recognized a net loss on the assignment transaction of $109,095.

7. LITIGATION, COMMITMENTS AND CONTINGENCIES

The Company is a named defendant in lawsuits, is a party in governmental proceedings, and is subject to claims of third parties from time to time arising in the ordinary course of business. The outcome of lawsuits or other proceedings and claims against the Company cannot be predicted with certainty and at the present time management cannot estimate or predict the impact that any such claims may have on the financial position of the Company.

Investigations and Subpoenas to Produce Documents by the Securities and Exchange Commission and others:

On May 25, 2012, the Company received a subpoena for the period of January 1, 2010 to the present, as part of a fact-finding inquiry from the Division of Enforcement of the Securities and Exchange Commission (“SEC”). The subpoena requires us to produce numerous documents related to the Company and our wholly-owned subsidiary, E-Biofuels, LLC. The subpoena demands the production of documents related to the operations, accounting, business practices, purchase and sales of biodiesel, tax credits and incentives from any state, federal or agency, the production process of the biodiesel, including, the purchase of any products related to the manufacturing of biodiesel, financing, stock issuances, executives and employees. The purpose of the subpoena is to determine whether any federal laws have been violated.

In addition, on May 24, 2012, the Company and E-Biofuels, LLC, received subpoenas in connection with a Grand Jury investigation into the activities of the Company and E-Biofuels, LLC, for the period of January 1, 2006 to the present. In conjunction with the Grand Jury investigation, on May 24, 2012, the United States District Court of the Southern District of Indiana authorized search warrants to obtain records, documents and evidence related to the ongoing investigation. The search warrants were executed on May 24, 2012.

The Company intends to fully cooperate with the investigations. Currently, the Company cannot estimate the ultimate financial impact, if any, resulting from the investigations. In the event that violations of state or federal are determined, such determination could have a material negative impact on the operations of the Company. In addition, if it is determined that the Company’s subsidiary, E-biofuels, LLC, received improper tax credits for the sale of biodiesel, then the results could have a material impact on the Company. (See Form 8-K dated May 25, 2012 incorporated herein by reference).

First Merchants Bank, National Association, v. Craig D. Ducey, Chad D. Ducey, Brian Carmichael, R. Bruce Carmichael and Imperial Petroleum, Inc.; Marion Superior Court; Cause : 49D14-1204-PL-017213. First Merchants Bank, the senior lender to e-Biofuels, LLC has filed suit to recover $7,365,167 plus accrued interest, etc. from the Guarantors of the debt of e-Biofuels, LLC as a result of its bankruptcy filing on April 4, 2012. The Company executed an Indemnity Agreement with the other co-guarantors of the e-Biofuels debt at the time of the acquisition of e-Biofuels and has received demands from the co-guarantors under the agreement. The Company intends to vigorously defend itself in this lawsuit.

E-Biofuels, LLC Bankruptcy:

On April 4, 2012, the Company’s wholly-owned subsidiary, e-Biofuels, LLC filed a voluntary petition for protection from creditors under Chapter 7 of Title 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana under Case Number 12-03816-FJO-7A. The Court appointed Richard E. Boston, 27 North 5th St., Richmond, IN 47374 as U.S Trustee on that date. The e-Biofuels subsidiary represented approximately 99.6% of the Company’s revenues. In the filing, e-Biofuels listed total assets of $11,354,800.51 and total liabilities of $17,321,036.88. (See Form 8-K dated April 4, 2012 incorporated herein by reference). Intercompany accounts receivable due to e-Biofuels from the Company and its subsidiaries were listed as follows in the bankruptcy petition: Imperial Petroleum, Inc.: $46,542.67; Arrakis Oil Recovery, LLC: $271,311.71; and Imperial Chemical Company: $60,934.75 for a total of $378,788.93.

Other Potential Claims

In December 2011, the Company, as co-borrower with e-Biofuels, entered into an unsecured promissory note with JAK Financial LLC to fund the payment of a Severance, Confidentiality and Nondisclosure Agreement with a former consultant (See Note 4 for further details). The original amount of the note was $1,200,000 and the effective interest rate on the note was 96.5%. The note was to be paid with 60 daily payments of $23,000 beginning on December 20, 2011 and continuing for the next 60 business days. The Company made 16 such payments before it was no longer able to do so. The balance due as of April 30, 2012 was $933,167 with accrued interest of $94,534. The Company is currently in default on this note. No demands have been made by JAK Financial at this time as a result of the default.

The Company has accrued revenue payable, legal and petty suspense accounts in the amount of $173,907, $409,671 and $8,948, respectively, as of April 30, 2012. The Company has accrued revenue payable, legal and petty suspense accounts in the amount of $173,907, $409,671 and $8,948, respectively, as of July 31, 2011. The Company has continued to research owner account information in order to properly distribute legal suspense accounts in the normal course of business. Suspense accounts are cleared out annually and paid to the owners.

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

During the quarter ended October 31, 2011, the Company issued 500,000 shares of common stock and 500,000 warrants with a term of two years and at an exercise price of $1.00/share to Caravan Trading LLC as part of the Feedstock Supply Agreement for e-biofuels, The common stock was valued at fair market value on the day of the agreement of $0.85 for a total of $425,000. The warrants were valued at $313,135 using the Black Scholes valuation method using the following factors; risk free interest rate of .30%, strike prices of $1.00, market price of $0.85, volatility of 164.86% , and no yield. The total of $738,135 was capitalized as prepaid expense on E-biofuel’s books and was to be amortized over the two-year agreement. See Note 9 for further details.

During the quarter ended October 31, 2011, the Company issued 50,000 warrants with a term of five years and an exercise price of $1.05/share for consulting services, The warrants were valued at $51,682 using the Black Scholes valuation method using the following factors; risk free interest rate of .99%, strike prices of $1.05, market price of $1.10, volatility of 166.10%, and no yield. The $51,682 was capitalized as prepaid expense and will be amortized over the six-month period of the agreement. As of April 30, 2012, $37,326 has been expensed and $14,356 is in prepaid expenses.

During the quarter ended October 31, 2011, the Company issued 2,542,001 warrants in relation to the September stock financing. The warrants have a term of five years and the strike price has been reduced from the original issuance of $1.00 to $0.14/shares as a result of the Settlement and Release Agreement dated April 30, 2012. (See note 9 for further details.)

During the nine months ended April 30, 2012, 800,000 warrants (400,000 at $0.10 and 400,000 at $0.20) were exercised in a cash-less exercise into 611,764 shares of common stock. Also during the nine months ended April 30, 2012, 400,000 options with a strike price of $0.20 expired.

In May 2012, subsequent to quarter-end, the Company issued 600,000 warrants to its Board members at a strike price of $0.15/share.

The following schedule summarizes pertinent information with regard to the stock warrants for the nine months ended April 30, 2012 and the year ended July 31, 2011:

	April 30,2012		July 31, 2011
	Weighted Average Shares-Exercise Outstanding-Price		Weighted Average Shares-Exercise Outstanding-Price
Beginning of period	3,325,000	$0.558	2,200,000	$0.154
Granted	3,092,001	1.00	2,350,000	0.74
Exercised	800,000	0.15	1,225,000	0.186
Forfeited	—	—	—	—
Expired	400,000	0.20	—	—

End of period	5,217,001	0.49	3,325,000	$0.558

Exercisable	5,217,001	—	3,325,000	—

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

In June of 2011, the Company issued 300,000 shares and 500,000 warrants for consulting services. The shares were valued at market price of $1.49 for $447,000. The warrants had a term of five years and a strike price of $1.00 per share. The warrants were valued at $704,706 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $1.00, market price of $1.49, volatility of 163% , and no yield. The total value of the stock and warrants, $1,151,706, was capitalized as a prepaid expense and will be amortized over the five-year period of the consulting agreement. As of July 31, 2011, $28,793 has been expensed and $1,122,914 remains in prepaid expenses. During the quarter ended October 31, 2011, this consulting agreement was terminated and the remaining $1,122,914 was expensed. As of April 01, 2012, $0 remains in prepaid expenses related to this agreement.

In June of 2011, the Company issued 500,000 warrants for consulting services. The warrants had a term of five years and a strike price of $1.00 per share. The warrants were valued at $704,706 using the Black Scholes valuation method using the following factors; risk free interest rate of .85%, strike prices of $1.00, market price of $1.49, volatility of 163% , and no yield. The total value of the warrants, $704,706, was capitalized as a prepaid expense and will be amortized over the five-year period of the consulting agreement. As of July 31, 2011, $17,618 has been expensed and $687,088 remains in prepaid expenses. During the six months ended January 31, 2012, the Company felt that the consulting services under the contract were not being performed and management made the decision to expense the remainder of the prepaid asset. $687,088 was expensed and $0 remains in prepaid expenses as of April 30, 2012, relating to this agreement.

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

In September of 2011, the Company issued 100,000 shares in connection with the extension of its senior bank debt to the parties that executed the personal guarantees of the debt. The shares were valued at the market price on the date of issuance for a total of $100,000. This amount has been capitalized in prepaid expenses and will be amortized over the six months of the loan extension. As of April 30, 2012, $100,000 has been expensed and $0 remains in prepaid expenses.

During the quarter ended October 31, 2011, the Company issued 500,000 shares of common stock and 500,000 warrants with a term of two years and at an exercise price of $1.00/share to Caravan Trading LLC as part of the Feedstock Supply Agreement for e-biofuels, The common stock was valued at fair market value on the day of the agreement of $0.85 for a total of $425,000. The warrants were valued at $313,135 using the Black Scholes valuation method using the following factors; risk free interest rate of .30%, strike prices of $1.00, market price of $0.85, volatility of 164.86% , and no yield. The total of $738,135 was capitalized as prepaid expense on E-biofuels books and was tol be amortized over the two-year agreement. As of January 31, 2012, $99,345 has been expensed and $638,790 remains in prepaid expenses. On April 4, 2012, E-biofuels filed for bankruptcy. See Note 14 for further details.

During the quarter ended January 31, 2012, the Company issued 300,000 shares of common stock in relation to a non-compete agreement. The shares were valued at market value on the date of the agreement and valued at $177,000. See Note 4 for further details.

During the nine months ended April 30, 2012, 800,000 warrants (400,000 at $0.10 and 400,000 at $0.20) were exercised in a cash-less exercise into 611,764 shares of common stock.

During the nine months ended April 30, 2012, the Company issued 156,427 shares to a management consultant of the Company. The shares were valued at $0.59, market value on the date of the grant, and expensed.

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

This purchase price protection creates a derivative liability. The Company initially valued and recorded this derivative liability at $588,116 upon the closing of the financing on September 21, 2011. The Company used historical trends to make an estimate of how many shares might have to be issued in the future under the price protection provision. That estimate was then valued using the black schools method. As of January 31, 2012, the value of the derivative was revalued, based on information at January 31, 2012, at $281,184 and a resulting gain on valuation of derivative liability of $306,932 was recorded for the nine months ended April 30, 2012. In April of 2012, a settlement agreement was reached ( see details below ) that rescinded the purchase price protection, therefore, there is no derivative liability as of April 30, 2012.

In April 2012, the Company issued an additional 1,148,927 shares to the PIPE participants in connection with the adjustment of the original issuance price under the terms of the stock purchase agreement from $0.75/share to $0.59/share. The strike price on 2,542,001 warrants held by the PIPE participants and placement agent was also adjusted from $1.00 to $0.59.

As a result of the completion of a series of Settlement and Release Agreements effective April 30, 2012, with accredited investors (“Purchasers”) from the Company’s Private Placement previously completed on September 21, 2011, the Company agreed to issue a total of 19,217,340 shares of its restricted common stock and to reset the strike price on 2,542,001 warrants from $0.59 to $0.14. The Purchasers had alleged various claims against the Company in connection with the Securities Purchase Agreement executed in connection with the Private Placement, including breach of the agreement, the right to rescind their investment and failure to file the required Registration Statement in connection with the issuance of the shares. As a result of the failure of the Company to file the Registration Statement, the Purchasers were entitled to monetary damages payable in cash of up to 8% of their initial investment as well as the continuing right to rescind their investment and receive a return of those funds. As a result of the execution of the confidential Settlement and Release Agreements, the Company (i.) agreed to issue a total of 19,217,340 shares of its restricted common stock in full settlement of all claims from those Purchasers; (ii.) amended the warrant exercise price to $0.14/share for warrants previously issued to the Purchasers and (iii.) amended the Securities Purchase Agreement to remove any requirements to register any of the Purchasers’ shares, except as a “piggyback” registration and eliminated any future rights previously granted to the Purchasers to participate in subsequent equity or debt financings of the Company. All of the shares issued in connection with the Settlement and Release Agreements are restricted and are subject to the holding period requirements and sales volume limitations under Rule 144 of the Securities Act of 1934 as amended. All of the Purchasers executed the Settlement and Releae Agreements. The shares are shown as owed but not issued as of April 30, 2012. The shares were issued subsequent to April 30, 2012.

The value of the additional 20,366,267shares and repricing of the warrants from $1.00 to $0.59 to $0.14 was $2,722,753. That amount was offset by the $281,184 derivative liability and the $196,631 accrued for registration rights penalties and the difference of $2,244,938 was expensed to financing charges during the quarter ended April 30, 2012.

10. LEASE OBLIGATIONS

The Company maintains office space at 101 NW 1st Street, Suite 213, Evansville, IN 47708. The Company maintains its current office space under a 3 year lease, ending March of 2014, at the rate of $2,583.33 per month. This lease agreement is currently in default.

Our wholly-owned subsidiary, Imperial Chemical Company’s principal executive offices are located at 4533 Brittmoore Road, Houston, TX under a 5 year lease, ending August of 2016, at the rate of $10,500 per month beginning in August 2011. This lease agreement is currently in default.

Total future lease payments for the years ended July 31, under all of the above operating leases are:

	2012	2013	2014	2015	2016	Thereafter	Total
Total operating lease obligations	$70,750	$157,000	$149,250	$126,000	$126,000	0	$0

11. ACCRUED EXPENSES

The Company has accrued expenses as follows:

	April 30, 2012	July 31, 2011
Revenue in suspense	592,525	592,525
Accrued officer salary—CEO	371,537	377,678
Accrued settlements	0	250,574
Accrued feedstock purchase liabilities	0	2,945,135
Accrued interest on notes	202,563	221,584
Accrued income taxes	355,000	355,000
Other	391,556	441,353

	$1,913,181	$5,183,849

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

The tables below present reconciliation for all assets and liabilities measured at fair value on a recurring basis as of April 30, 2012 and July 31, 2011.

	April 30, 2012
	Fair Value Measurements
	Level 1 Quoted Prices in Active Markets Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets:
Cash	$20,190	—	—	$20,190
Accounts receivable	—	$4,157	—	$4,157
Liabilities
Accounts payable, accrued and other liabilities	—	$3,015,226	—	$3,015,226
Notes payable	—	$8,905,395	—	$8,905,395

	July 31, 2011
	Fair Value Measurements
	Level 1 Quoted Prices in Active Markets Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Assets/ Liabilities At Fair Value
Assets:
Cash	$900,883	—	—	$900,883
Accounts receivable	—	$4,894,073	—	$4,894,073
Note receivable	—	$339,429	—	$339,429
Liabilities
Accounts payable, accrued and other liabilities	—	$9,392,557	—	$9,392,557
Notes payable	—	$14,238,008	—	$14,238,008

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

In determining the amount of consideration to accept, the Company reviewed the current operating costs of maintaining the assets and the estimated costs associated with returning the assets to an acceptable, operational status. The monthly cost of maintaining the assets totaled approximately $60,000. An independent third party estimated the costs of restoring the assets to a level necessary to continue production at approximately $750,000 to $1,000,000.

The fixed assets of the Coquille Bay Field had a net book value of $4,240,783 and had a related asset retirement obligation of $472,855. Cash proceeds from the sale were $100. During the nine months ended April 30, 2012, the Company recognized a loss of $3,767,827 relating to this transaction.

14. DISCONTINUED OPERATIONS

On April 4, 2012, the Registrant’s wholly-owned subsidiary, e-Biofuels, LLC filed a voluntary petition for protection from creditors under Chapter 7 of Title 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana under Case Number 12-03816-FJO-7A. The Court appointed Richard E. Boston, 27 North 5th St., Richmond, IN 47374 as U.S Trustee on that date. The e-Biofuels subsidiary represented approximately 99.6% of the Company’s revenues. In the filing, e-Biofuels listed total assets of $11,354,800.51 and total liabilities of $17,321,036.88. Intercompany accounts receivable due to e-Biofuels from the Company and its subsidiaries were listed as follows in the bankruptcy petition: Imperial Petroleum, Inc.: $46,542.67; Arrakis Oil Recovery, LLC: $271,311.71; and Imperial Chemical Company: $60,934.75 for a total of $378,788.93. The Company guaranteed the debt of e-Biofuels to First Merchants Bank in conjunction with the acquisition.

The table below shows the portion of the balance sheet attributable to e-Biofuels at 7-31-2011.

	e-Biofuels	Total Company
	July 31, 2011	July 31, 2011
Assets
Cash	$626,325	$1,307,654
Total Current Assets	6,634,718	8,162,140
Net Property, Plant and Equipment	9,246,996	14,158,113
Other Assets	950,535	2,214,468

Total Assets	16,832,249	24,534,720

Liabilities and Stockholder’s Equity
Total Current Liabilities	17,799,475	21,095,322
Long Term Liabilities	2,535,243	3,008,098
Total Stockholder’s Equity	(3,502,470)	431,300
Total Liabilities and Stockholder’s Equity	16,832,249	24,534,720

As a result of the bankruptcy filing of e-Biofuels, the Company recorded a gain of $5,369,281 in the quarter ended April 30, 2012.

15. SUBSEQUENT EVENTS

The Company has evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued. There were no subsequent events requiring recognition or disclosure in these financial statements other then as noted below.

In April of 2012, the Company issued 600,000 warrants with a strike price of $0.15 to its board members.

Subsequent to April 30, 2012, the Company issued 19,217,340 shares in connection with the Settlement and Release Agreement with the Purchasers of the company’s private placement completed September 21, 2011. (See Note 9). The shares were owed but not issued as of April 30, 2012.

The Company entered into a Settlement and Release Agreement with a consultant to the Company under which the Company agreed to issue a Note Payable in the amount of $470,000 secured by the Company’s interest in its oil sands project in Kentucky and payable monthly over 3 years beginning October 1, 2012.

The Company issued 52,238 shares in connection with a Settlement and Release Agreement to a former private note holder of the Company in connection with a default notice received by the Company.

The Company entered into an investor awareness campaign for a period of two years beginning in early May 2012 valued at $300,000 to assist the Company in providing public relations and media support. In connection with that agreement, the Company issued 2,000,000 shares of its restricted common stock and 400,000 warrants exercisable for a period of two years at $0.25/share.

On May 25, 2012, the Company received a subpoena for the period of January 1, 2010 to the present, as part of a fact-finding inquiry from the Division of Enforcement of the Securities and Exchange Commission (“SEC”). The subpoena requires us to produce numerous documents related to the Company and our wholly-owned subsidiary, E-Biofuels, LLC. The subpoena demands the production of documents related to the operations, accounting, business practices, purchase and sales of biodiesel, tax credits and incentives from any state, federal or agency, the production process of the biodiesel, including, the purchase of any products related to the manufacturing of biodiesel, financing, stock issuances, executives and employees. The purpose of the subpoena is to determine whether any federal laws have been violated.

In addition, on May 24, 2012, the Company and E-Biofuels, LLC, received subpoenas in connection with a Grand Jury investigation into the activities of the Company and E-Biofuels, LLC, for the period of January 1, 2006 to the present. In conjunction with the Grand Jury investigation, on May 24, 2012, the United States District Court of the Southern District of Indiana authorized search warrants to obtain records, documents and evidence related to the ongoing investigation. The search warrants were executed on May 24, 2012.

The Company intends to fully cooperate with the investigations. Currently, the Company cannot estimate the ultimate financial impact, if any, resulting from the investigations. In the event that violations of state or federal are determined, such determination could have a material negative impact on the operations of the Company. In addition, if it is determined that the Company’s subsidiary, E-biofuels, LLC, received improper tax credits for the sale of biodiesel, then the results could have a material impact on the Company. (See Form 8-K dated May 25, 2012 incorporated herein by reference).

First Merchants Bank, National Association, v. Craig D. Ducey, Chad D. Ducey, Brian Carmichael, R. Bruce Carmichael and Imperial Petroleum, Inc.; Marion Superior Court; Cause : 49D14-1204-PL-017213. First Merchants Bank, the senior lender to e-Biofuels, LLC filed suit to recover $7,365,167 plus accrued interest, etc. from the Guarantors of the debt of e-Biofuels, LLC as a result of its bankruptcy filing on April 4, 2012. The Company executed an Indemnity Agreement with the other co-guarantors of the e-Biofuels debt at the time of the acquisition of e-Biofuels and has received demands from the co-guarantors under the agreement. The Company intends to vigorously defend itself in this lawsuit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The factors which most significantly affect the Company’s results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of crude oil and natural gas sales, (iii) the level of direct and lease operating expenses, and (iv) the level of and interest rates on borrowings. The same factors listed above will apply to the sale of minerals and metals mined by the Company. As the Company initiates production on its mining properties, results of operations will be affected by: (i) commodity prices for copper and gold, (ii) the quantity and quality of the ores recovered and processed, and (iii) the level of operating expenses associated with the mining operations.

As a result of the collapse of the world economies into recession, crude oil and natural gas prices decreased significantly during fiscal 2009 from 2008. Commodity prices rebounded in fiscal 2010 with West Texas Intermediate (“WTI”) prices quoted at approximately $95/Bbl for oil and $3.25 per Mmbtu for natural gas at April 30, 2011. Since that time oil prices have increased as a result of unrest in the Middle East and natural gas prices have declined slightly due to over-supply in the last few years. Much volatility exists in world oil and gas pricing due to factors in the Middle East and uncertainties with stability. If pricing remains high, by demand or artificial methods employed by the oil producing countries, the impact will be positive on cash flow and the exploitation of existing properties owned by the Company, however, continued high prices will reduce the availability of quality acquisitions and could change the Company’s future growth strategy. At the present time the Company believes it has a substantial inventory of quality development opportunities, particularly related to its oil sands business, to sustain its growth strategy without additional acquisitions. The Company expects oil and gas prices to continue to widely fluctuate and to be influenced by global economic turmoil, Asian economies and potential disruptions in supplies, in particular events in the Middle East and North Korea.

Prices for gold had remained relatively stable and has edged significantly higher during the past several years and had generally reflected the relatively low inflation rates predominate in the economies of the industrialized nations. Recently, gold prices began a significant upward price adjustment, which may reflect a shift from the traditional dependence upon gold as a financial hedge against inflation and most likely reflects a “flight to gold” in the face of global economic turmoil. Current spot prices for gold are approximately $1,590.00 per ounce and are expected to continue to remain at or near those levels. The Company does not expect to realize any substantial increase in the price of gold in the future.

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

Three months ended April 30, 2012 compared to the three months ended April 30, 2011.

Revenues for the three months ending April 30, 2012 were $2,015 compared to revenues of $64,684 for the comparable quarter ended April 30, 2011, excluding revenues from the discontinued biofuels operations. We have only limited interests in oil and gas properties, all operated by others, and as a result we do not expect the Company to have significant revenues until such time as our oil sand operations are commenced later this summer.

Total direct expenses for the quarter ended April 30, 2012 were $0 compared to $310,191 for the same quarter ended a year earlier. Direct operating expenses have decreased due to the sale of Coquille Bay. We expect direct costs to increase significantly once oil sand operations commence. General and administrative costs (“G&A”) for the quarter ended April 30, 2012 were $609,313 compared to $567,194 for the quarter ended April 30, 2011. We expect G&A costs to increase once oil sand operations are commenced. Interest costs were $2,268,300 for the quarter ended April 30, 2012 compared to $119,068 for the prior quarter. Interest costs associated with the guarantee of the First Merchants debt of e-Biofuels is included in the current quarter as well as the financing expenses associated with the PIPE deal’s re-pricing of the shares and warrants.

The Company incurred a net after tax income of $1,080,612 ($0.026 per share) ($2,223,304 from continuing activities and ($1,142,692) from discontinued activities) for the quarter ended April 30, 2012 compared to an after tax net income of $2,368,168 ($0.09 per share) (($939,391) from continuing activities and $3,307,559 from discontinued activities) for the prior year quarter ended April 30, 2011. The net gain for the current quarter is primarily the result of the gain as a result of the bankruptcy filing of e-Biofuels, LLC of $5,369,281.

Nine months ended April 30, 2012 compared to the Nine months ended April 30, 2011.

Revenues for the nine months ending April 30, 2012 were $149,540 compared to revenues of $168,863 for the comparable period ended April 30, 2011, excluding revenues from the discontinued biofuels operations. We have only limited interests in oil and gas properties, all operated by others, and as a result we do not expect the Company to have significant revenues until such time as our oil sand operations are commenced later this summer.

Direct expenses were $424,314 for the nine months ended April 30, 2012 compared to $664,234 for the same period ended April 30, 2011. Operating expenses are expected to increase as oil sand operations commence later this summer.

General and administrative costs were $4,102,162 for the nine months ending April 30, 2012 compared to $989,718 for the same period a year earlier. G&A expenses are expected to continue to increase in subsequent quarters as the Company’s oil sand operations commence. Interest expense for the nine months was $2,470,641 in 2012 compared to $356,320 for the same period in 2011.

The Company had an after-tax net loss of $7,082,083 ($0.18 per share) (($5,215,261) from continuing activities and ($1,866,812) from discontinued activities) for the nine months ended April 30, 2012 compared to a net income of $2,801,720 ($0.12 per share)(($1,369,436) from continuing activities and $4,171,156 from discontinued activities) for the comparable nine months ended April 30, 2011. The net loss for the nine months ending April 30, 2012 is primarily the result of the loss due to the sale of Coquille Bay and the write down and settlement entered into with respect to the non-compete agreement and offset somewhat by the gain as a result of the bankruptcy filing of e-Biofuels, LLC.

FINANCIAL CONDITION

Capital Resources and Liquidity

In connection with the acquisition of e-biofuels, LLC as a wholly-owned subsidiary, the Company executed a guarantee and indemnity agreement with respect to senior debt under the First Merchants Bank, N.A. Term Loans. The outstanding amount due under those notes payable is $7,365,167 as of April 30, 2012. See Note 5 for further information pertaining to the debt.

The Company has also has obtained certain unsecured loans from various individuals, companies and from its former Chairman and current President, Jeffrey T. Wilson, in the approximate amounts of $933,167 and $587,061 as of April 30, 2012. With the exception of a loan from JAK Financial, these loans bear market rates of interest and flexible terms and are generally unsecured. With the exception of the loan from JAK Financial, which was used to fund the Severance, Confidentiality and Nondisclosure Agreement described in Note 4, these funds have been used to maintain the Company’s activities and fund its overhead requirements. As of April 30, 2012, the Company has accrued salaries due its former Chairman and current President of $371,537. Management believes that the Company may need to borrow additional funds from these sources in the future, however there is no assurance such funding sources will continue to make advances to the Company.

At April 30, 2012, the Company had current assets of $887,894, including $20,190 in cash and cash equivalents, $4,157 in trade and oil and gas accounts receivable, $825,125 in non-compete agreements, and $28,106 in prepaid expenses. The Company had current liabilities of $11,920,621, which resulted in negative working capital of $11,032,727. The negative working capital position is comprised of senior debt under the First Merchants guarantee of $7,365,167; trade accounts payable of $981,225; of accrued expenses payable of $1,913,181 consisting primarily of accrued liabilities for accrued salaries payable to the Company’s President of $371,537, accrued income taxes of $355,000, and oil and gas suspense accounts; notes payable to the Company’s President of $587,061; and short-term unsecured third party notes payable of $933,167.

Seasonality

The results of operations of the Company are seasonal due to seasonal fluctuations in the market prices for crude oil and natural gas. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results, which may be realized on an annual basis. Because of regional issues with cold weather, oil sales may be impacted in the future due to delays in mining activity associated with the oil sands project.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-K/A, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation , our Chief Financial Officer concluded that as of April 30, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2012. In making this assessment, management used the criteria set forth in the Internal Control – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management had identified two material weaknesses in internal control over financial reporting existing as of July 31, 2011 which included (i.) a segregation of duties issue related to a lack of accounting personnel and (ii.) the inability of the Company’s prior accounting system to adequately track real-time purchases of feedstock and sales of biodiesel on a contract-by-contract basis. In connection with the remediation of these issues, the Company took the following steps: (i.) we added additional accounting personnel, including a Chief Financial Officer, a Controller and a logistics individual at e-biofuels, and (ii.) we implemented a new accounting system at e-biofuels to allow our accounting staff to more effectively track sales and inventory and to improve the overall accuracy of our reporting and we consolidated our overall accounting functions under the control of our accounting staff at e-biofuels and under the direction of our new CFO. Our evaluation of the significance of each deficiency and their remediation included both quantitative and qualitative factors.

With the bankruptcy filing of e-Biofuels and the resignation of our Chief Financial Officer on April 4, 2012, and the loss of the balance of our accounting staff associated with that operation, the Company’s management has concluded that as of April 30, 2012, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are again defective in the area of a segregation of duties issue related to a lack of accounting personnel. Until the company can afford to hire adequate accounting staff, the Company intends to rely on third party accounting consultants to assist in the compilation of its financial accounting records.

Changes in Internal Controls

No changes were made during the quarter ended April 30, 2012, except with respect to the resignation of Timothy A. Jones as Chief Financial Officer and the appointment of Jeffrey T. Wilson to that position.

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

We are under investigation by the Securities and Exchange Commission and others.

On May 25, 2012, the Company received a subpoena for the period of January 1, 2010 to the present, as part of a fact-finding inquiry from the Division of Enforcement of the Securities and Exchange Commission (“SEC”). The subpoena requires us to produce numerous documents related to the Company and our wholly-owned subsidiary, E-Biofuels, LLC. The subpoena demands the production of documents related to the operations, accounting, business practices, purchase and sales of biodiesel, tax credits and incentives from any state, federal or agency, the production process of the biodiesel, including, the purchase of any products related to the manufacturing of biodiesel, financing, stock issuances, executives and employees. The purpose of the subpoena is to determine whether any federal laws have been violated.

In addition, on May 24, 2012, the Company and E-Biofuels, LLC, received subpoenas in connection with a Grand Jury investigation into the activities of the Company and E-Biofuels, LLC, for the period of January 1, 2006 to the present. In conjunction with the Grand Jury investigation, on May 24, 2012, the United States District Court of the Southern District of Indiana authorized search warrants to obtain records, documents and evidence related to the ongoing investigation. The search warrants were executed on May 24, 2012.

The Company intends to fully cooperate with the investigations. Currently, the Company cannot estimate the ultimate financial impact, if any, resulting from the investigations. In the event that violations of state or federal are determined, such determination could have a material negative impact on the operations of the Company. In addition, if it is determined that the Company’s subsidiary, E-biofuels, LLC, received improper tax credits for the sale of biodiesel, then the results could have a material impact on the Company. (See Form 8-K dated May 25, 2012 incorporated herein by reference).

The Company’s major revenue generating subsidiary is in bankruptcy.

On April 4, 2012, the Company’s wholly-owned subsidiary, e-Biofuels, LLC filed a voluntary petition for protection from creditors under Chapter 7 of Title 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana under Case Number 12-03816-FJO-7A. The Court appointed Richard E. Boston, 27 North 5th St., Richmond, IN 47374 as U.S Trustee on that date. The e-Biofuels subsidiary represented approximately 99.6% of the Company’s revenues. In the filing, e-Biofuels listed total assets of $11,354,800.51 and total liabilities of $17,321,036.88. (See Form 8-K dated April 4, 2012 incorporated herein by reference). Intercompany accounts receivable due to e-Biofuels from the Company and its subsidiaries were listed as follows in the bankruptcy petition: Imperial Petroleum, Inc.: $46,542.67; Arrakis Oil Recovery, LLC: $271,311.71; and Imperial Chemical Company: $60,934.75 for a total of $378,788.93. At this time we are unable to determine the ultimate financial impact of the bankruptcy to the Company, however, until such time as the Company’s other revenue generating efforts are successful, any action taken by the Bankruptcy Trustee may adversely affect the ability of the Company to complete its joint venture operations and establish revenues from its oil sands project.

We have been sued by First Merchants Bank to enforce the guarantee of e-Biofuels’ debt.

The Company executed a guarantee and indemnity agreement pertaining to the debt of e-Biofuels owed to First Merchants Bank in conjunction with the acquisition of e-Biofuels in May 2010. The Company is defending itself with respect to this action, however, at the present time the Company has very limited resources to sustain its legal defense and if the bank is able to obtain a judgment in the matter against the Company, we may not be able to complete our planned joint venture oil sand project and re-establish revenues in any meaningful manner.

Our ability to raise capital and retain and attract new partners may be impacted by the issues facing the Company.

Uncertainty related to the outcome of the investigations, the bank’s lawsuit or any action taken by the Trustee in relation to the e-Biofuels bankruptcy may impinge upon our ability to raise capital or attract or retain financial partners for our oil sand and oil and gas projects.

We have a history of operating losses.

We have had a history of net operating losses.

Our oil sands technology is new and has not been operated under field conditions.

While we have extensively tested the viability of our oil sands technology under controlled conditions, our technology is new and has not been field tested. Delays or issues in operating the technology under normal and continuous operating conditions may impact our ability to generate revenues and obtain profitability.

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

The oil and gas business is highly competitive. There is competition within these industries and also with other industries in supplying the energy, fuel and chemical needs of industry and individual consumers. We will compete with other firms in the sale or purchase of various goods or services in many national and international markets. We will compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do. In addition, we will compete with several smaller companies capable of competing effectively on a regional or local basis, and the number of these smaller companies is increasing. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. As a result of competition, we may lose market share or be unable to maintain or increase prices for our products and/or services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we will employ all methods of competition which are lawful and appropriate for such purposes, no assurances can be made that they will be successful. A key component of our competitive position, particularly given the expected commodity-based nature of many of our products, will be our ability to manage expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency. No assurances can be given that we will be able to successfully manage such expenses.

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

Prices for oil and natural gas tend to fluctuate widely based on a variety of political and economic factors. These price fluctuations heavily influence the oil and gas industry. Lower energy prices for existing products tend to limit the demand for all forms of energy services and related products and infrastructure. Historically, the markets for crude oil have been volatile, and they are likely to continue to be volatile. Wide fluctuations in commodity prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond our control, including:

•	worldwide and domestic supplies of oil and gas;

•	weather conditions;

•	the level of consumer demand;

•	the availability of pipeline and refining capacity;

•	the price and level of foreign imports;

•	domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil-producing regions; and

•	the overall global economic environment.

These factors and the volatility of the commodity markets make it extremely difficult to predict future commodity price movements with any certainty. There may be a decrease in the demand for our products or services and our profitability could be adversely affected.

Changes in technology may render our products or services obsolete.

The alternative fuel industry may be substantially affected by rapid and significant changes in technology. Examples include competitive product technologies, such as green gasoline and renewable diesel produced from catalytic hydroforming of renewable feedstock oils and competitive process technologies such as advanced biodiesel continuous reactor and washing designs that increase throughput. These changes may render obsolete certain existing products, energy sources, services and technologies currently used by us. We cannot assure you that the technologies used by or relied upon by us will not be subject to such obsolescence. While we may attempt to adapt and apply the services provided by us to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful and that alternatives to fossil energy may become more abundant and significantly impact our operations.

Failure to comply with governmental regulations could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities.

The oil and natural gas industry is subject to extensive federal, state, local and foreign laws and regulations related to the general population’s health and safety and those associated with compliance and permitting obligations (including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances or waste, or discharges and air and other emissions) as well as land use and development. Existing laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities. These costs and liabilities could adversely affect our operations.

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

We depend heavily on the services of Jeffrey T. Wilson, our Chief Executive Officer, chief financial officer, and President. We do not have an employment agreement with Mr. Wilson. We do not presently have a “key person” life insurance policy on the lives of any of these individuals to offset our losses in the event of their death.

If we are unable to effectively manage the commodity price risk of our finished goods, we may have unexpected losses.

We do not presently hedge our finished products. If we do not or are not capable of managing the commodity price risk of our finished products, we may incur losses as a result of price fluctuations with respect to these finished products.

If we are unable to acquire or renew permits and approvals required for our operations, we may be forced to suspend or cease operations altogether.

The operation of our oil sands plant requires numerous permits and approvals from governmental agencies. We may not be able to obtain all necessary permits (or modifications thereto) and approvals and, as a result, our operations may be adversely affected. In addition, obtaining all necessary renewal permits (or modifications to existing permits) and approvals for future expansions may necessitate substantial expenditures and may create a significant risk of expensive delays or loss of value if a project is unable to function as planned due to changing requirements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

10.	Purchase and Sale Agreement, dated January 31, 2012 incorporated herein by reference to Form 8-K filed February 16, 2012.

31.1	Section 302 Certification of CEO

32.	Section 906 Certification by CEO

101	The following materials from Imperial Petroleum, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Imperial Petroleum, Inc.

By:	/s/ Jeffrey T. Wilson
Jeffrey T. Wilson, President and Chief Executive Officer

Dated: June 14, 2012